Form 10-Q
period 1998-06-30
INSIGNIA SOLUTIONS PLC
filed 1998-08-13
CIK 1002390

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                      FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                        OR,
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FROM THE TRANSITION PERIOD FROM                     TO

                           COMMISSION FILE NUMBER 0-27012

                               INSIGNIA SOLUTIONS PLC
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              ENGLAND AND WALES                 NOT APPLICABLE
       (State or other jurisdiction             (I.R.S. employer
          of incorporation or                  identification number)
               organization)

                              ______________________


               41300 CHRISTY STREET              KINGSMEAD BUSINESS PARK
                    FREMONT                            LONDON ROAD
                  CALIFORNIA 94538            HIGH WYCOMBE, BUCKS HP11 1JU
              UNITED STATES OF AMERICA                UNITED KINGDOM
                 (510) 360-3700                      (44) 1494-453300

(ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES AND PRINCIPAL
                             PLACES OF BUSINESS)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No  [  ]


As of August 11, 1998, there were 12,194,316 Ordinary shares of L0.20 each nominal value, outstanding.

                               INSIGNIA SOLUTIONS PLC

                           PART 1 - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheet at June 30, 1998
          and December 31, 1997 (Unaudited). . . . . . . . . . . . . . . . . .   3

          Condensed Consolidated Statement of Operations for the three
          months and six months ended June 30, 1998 and 1997 (Unaudited) . . .   4

          Condensed Consolidated Statement of Cash Flows for the six
          months ended June 30, 1998 and 1997 (Unaudited). . . . . . . . . . .   5

          Notes to Unaudited Condensed Consolidated Financial Statements . . .   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .   8


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . .  15

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . .  16

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . .  17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18


                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                               INSIGNIA SOLUTIONS PLC
                        CONDENSED CONSOLIDATED BALANCE SHEET
                         (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                         June 30,   December 31,
                                                          1998           1997
                                                       ----------   ------------
                            ASSETS
Current assets:
  Cash and cash equivalents                               $ 6,921     $10,641
  Short-term investments                                    9,961       3,820
  Cash and cash equivalents held in escrow                  2,500         -
  Accounts receivable, net of allowances of
    $1,918 and $2,818, respectively                         1,531       6,754
  Inventories                                                 102         185
  Prepaid expenses                                          1,130         608
  Prepaid income taxes                                          -         864
                                                          -------     -------
     Total current assets                                  22,145      22,872
Property and equipment, net                                   920       2,175
Cash and cash equivalents held in escrow                    6,400         -
Other noncurrent assets                                       326         410
                                                          -------     -------
     Total assets                                         $29,791     $25,457
                                                          -------     -------
                                                          -------     -------
               LIABILITIES AND SHAREHOLDERS'
                         EQUITY

Current liabilities:
  Accounts payable                                         $1,015      $1,683
  Accrued liabilities                                       3,129       2,685
  Customer deposits                                           167         617
  Accrued royalties                                         7,218       8,874
  Deferred revenue                                            441         843
  Income taxes payable                                      2,982         -
  Current obligations under capital leases                     57         104
                                                          -------     -------
     Total current liabilities                             15,009      14,806

Noncurrent liabilities                                        109         128
                                                          -------     -------
     Total liabilities                                     15,118      14,934
                                                          -------     -------
                                                          -------     -------
Contingency (Note 6)

Shareholders' equity:
  Preferred shares                                            -           -
  Ordinary shares                                           4,004       3,954
  Additional paid-in capital                               34,607      34,462
  Accumulated deficit                                     (23,477)    (27,432)
  Cumulative currency translation adjustment                 (461)       (461)
                                                          -------     -------
     Total shareholders' equity                            14,673      10,523
                                                          -------     -------
     Total liabilities and shareholders' equity           $29,791     $25,457
                                                          -------     -------
                                                          -------     -------

                                See accompanying notes.

                               INSIGNIA SOLUTIONS PLC
                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)


                                                          Three months ended          Six months ended
                                                                June 30,                  June 30,
                                                         --------------------        -------------------
                                                            1998       1997             1998      1997
                                                         ---------   --------        ---------   -------
Revenues:
         License revenue                                 $  2,038    $  9,101        $ 6,798      $17,832
         Service revenue                                      296         558            518        1,048
                                                         --------    --------        -------      -------
                 Total revenues                             2,334       9,659          7,316       18,880
                                                         --------    --------        -------      -------
Cost of revenues:
         Cost of license revenue                            1,676       3,726          4,154        7,570
         Cost of service revenue                              248         524            689        1,086
                                                         --------    --------        -------      -------
                 Total cost of revenues                     1,924       4,250          4,843        8,656
                                                         --------    --------        -------      -------
                 Gross profit                                 410       5,409          2,473       10,224
                                                         --------    --------        -------      -------
Operating expenses:
         Sales and marketing                                2,038       4,194          4,601        8,907
         Research and development                           1,690       2,357          3,186        4,885
         General and administrative                         1,074       1,583          2,435        2,915
         Restructuring                                          -           -              -          857
                                                         --------    --------        -------      -------
                  Total operating expenses                  4,802       8,134         10,222       17,564
                                                         --------    --------        -------      -------
                  Operating loss                           (4,392)     (2,725)        (7,749)      (7,340)

Interest income, net                                          358         179            509          381
Other income (expense), net                                    40          32         14,831         (100)
                                                         --------    --------        -------      -------
                  Income (loss) before income taxes        (3,994)     (2,514)         7,591       (7,059)

Income tax provision (benefit)                               (317)         22          3,636          166
                                                         --------    --------        -------      -------
                  Net income (loss)                       $(3,677)    $(2,536)        $3,955      $(7,225)
                                                         --------    --------        -------      -------
                                                         --------    --------        -------      -------
Earnings (loss) per share:
                  Basic                                  $  (0.30)   $  (0.22)       $  0.33      $ (0.62)
                                                         --------    --------        -------      -------
                                                         --------    --------        -------      -------
                  Diluted                                $  (0.30)   $  (0.22)       $  0.32      $ (0.62)
                                                         --------    --------        -------      -------
                                                         --------    --------        -------      -------
Shares and share equivalents used in per share
calculations:
                  Basic                                    12,111      11,616         12,094       11,573
                                                         --------    --------        -------      -------
                                                         --------    --------        -------      -------
                  Diluted                                  12,111      11,616         12,358       11,573
                                                         --------    --------        -------      -------
                                                         --------    --------        -------      -------

                                See accompanying notes.

                               INSIGNIA SOLUTIONS PLC
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (AMOUNTS IN THOUSANDS, UNAUDITED)


                                                                                 Six months ended
                                                                                      June 30,
                                                                           --------------------------
                                                                               1998           1997
                                                                           ------------   -----------
Cash flows from operating activities:
    Net income (loss)                                                          $3,955        $(7,225)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
       Depreciation                                                               354          1,118
       Other                                                                  (14,731)           206
       Net changes in assets and liabilities:
            Accounts receivable, net                                            5,223            270
            Inventories                                                            83            267
            Prepaid expenses                                                     (522)          (734)
            Prepaid income taxes                                                  864              -
            Other noncurrent assets                                                84            508
            Accounts payable                                                     (668)          (513)
            Accrued liabilities                                                   444           (926)
            Customer deposits                                                    (450)           (53)
            Accrued royalties                                                  (1,656)           962
            Deferred revenue                                                     (402)        (1,141)
            Income taxes payable                                                2,982             98
            Noncurrent liabilities                                                 98              -
                                                                              -------        -------
               Net cash used in operating activities                           (4,342)        (7,163)
                                                                              -------        -------
Cash flows from investing activities:
            Proceeds from the sale of property and equipment                       70             17
            Purchases of property and equipment                                  (394)          (471)
            Purchases of short-term investments, net                           (6,141)        (1,714)
            Proceeds from sale of product line                                 15,862              -
            Product line sale proceeds held in escrow                          (8,900)             -
                                                                              -------        -------
               Net cash provided by (used in) investing activities                497         (2,168)
                                                                              -------        -------
Cash flows from financing activities:
            Payments made under capital leases                                    (70)          (133)
            Proceeds from issuance of shares, net                                 195            314
                                                                              -------        -------
               Net cash provided by financing activities                          125            181
                                                                              -------        -------
Net decrease in cash and cash equivalents                                      (3,720)        (9,150)

Cash and cash equivalents at beginning of the period                           10,641         15,541
                                                                              -------        -------
Cash and cash equivalents at end of the period                                $ 6,921        $ 6,391
                                                                              -------        -------
                                                                              -------        -------

                               See accompanying notes.

                               INSIGNIA SOLUTIONS PLC

                     NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results for the interim period have been included.

The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on December 31, 1998.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's 1997 Annual Report and Form 10-K.

NOTE 2.  INCOME TAX PROVISION (BENEFIT)

The Company's provision for income taxes for the six months ended June 30, 1998 primarily represents certain non-U.S. taxes arising upon the disposal of the Company's NTRIGUE product line. The Company has recorded a full valuation allowance against all deferred tax assets on the basis that significant uncertainty exists with respect to realization.

NOTE 3.  EARNINGS (LOSS) PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share", during the year ended December 31, 1997. Earnings (loss) per share ("EPS") is presented on a basic and diluted basis, and is based upon the weighted average number of ordinary and ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of preferred shares (using the as-if-converted method) and stock options (using the modified treasury stock method). Under the basic calculation, ordinary equivalent shares are excluded from the computation. Under the diluted calculation, ordinary share equivalents are excluded from the computation if their effect is anti-dilutive. All prior period amounts have been restated to conform with SFAS 128.

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENTS

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes Statement of Position No. 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP
97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the three months and six months ended June 30, 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments and is required to be adopted in periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 in 1998 and does not expect such adoption to have a material effect on disclosures made in its consolidated financial statements.

NOTE 5.  CHANGE IN ACCOUNTING PRINCIPLE

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company adopted SFAS 130 effective January 1, 1998 and such adoption did not have a material effect on its consolidated financial statements. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. SFAS 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required.

Total comprehensive income (loss) was as follows:


                                                       Three months ended             Six months ended
                                                              June 30,                    June 30,
                                                   --------------------------    -------------------------
                                                       1998          1997           1998          1997
                                                   -------------  -----------    -----------   -----------
Net income (loss)                                    $(3,677)       $(2,536)        $3,955        $(7,225)
Other comprehensive loss:
  Unrealized gain (loss) on short-term
     investments                                           -              -              -              -
  Unrealized gain (loss) on foreign
     exchange contracts                                    -              -              -              -
                                                   ---------       --------        -------        -------
Total comprehensive income (loss)                    $(3,677)       $(2,536)        $3,955        $(7,225)
                                                   ---------       --------        -------        -------
                                                   ---------       --------        -------        -------

NOTE 6.  CONTINGENCY

In February 1998, the Company disposed of its NTRIGUE product line for $17.687 million. A substantial portion of the total purchase price paid by the Buyer was placed in escrow to secure the Company's agreement to indemnify the Buyer with respect to certain matters. All moneys placed in escrow and against which no claims have been made will be released after a specified period and the remainder shall be released at such time as pending claims, if any, are concluded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Form 10-Q and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Form 10-K for the year ended December 31, 1997 (the "Form 10-K").

FUTURE OPERATING RESULTS

This Form 10-Q contains forward looking statements. These forward looking statements concern matters which include, but are not limited to, the development of new products, enhancements or technologies, particularly a Windows98 version of SoftWindows and the Embedded Virtual Machine currently under development, changes in the Macintosh and UNIX markets for the Company's products, competitive conditions in the industry, matters relating to exchange rate fluctuations and the Company's liquidity and capital needs. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: the demand for Macintosh computers and UNIX workstations; the Company's ability to deliver on time, and market acceptance of new products or upgrades of existing products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; product life cycles; the introduction, acceptance and delivery of hardware and/or operating systems by Macintosh and UNIX vendors, Microsoft Corporation or their competitors; customer order deferrals in anticipation of new products; changes in the mix of distribution channels through which the Company's products are offered; purchasing patterns of distributors and retailers; quality control of products sold; economic conditions generally or in various geographic areas; and the risks listed from time to time in the reports that the Company files with the U.S. Securities and Exchange Commission. There can be no assurance that revenue levels, growth rates or profitability levels achieved during 1995 and prior years will be achieved in the future or that the Company will experience growth in revenues and net income in any particular period when compared to prior periods. Any quarterly or annual shortfall in net revenues and/or earnings from the levels expected by securities analysts and shareholders would result in a substantial decline in the trading price of the Company's shares and could have an adverse effect on the liquidity of the Company's shares.

The Form 10-K includes an analysis of certain risks of the Company's business, including risks which are inherent to software development, as well as specific risks relating to the competitive environment in which the Company operates. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent any such risks may be realized, nor can there be any assurance that the Company has identified all possible issues which the Company might face. Potential risks and uncertainties include, without limitation, those mentioned in the Company's Form 10-K; and in particular the continued acceptance by the marketplace of the Company's products and the Company's ability to successfully develop new products in the future. Investors should carefully read the Company's filings with the Securities and Exchange Commission, together with this Form 10-Q, and consider all trends and uncertainties concerning the Company's business before making an investment decision with respect to the Company's stock.

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three and six month periods ended June 30, 1998 and 1997.

                                                           Three months ended               Six months ended
                                                                  June 30,                       June 30,
                                                        ---------------------------   --------------------------
                                                             1998           1997           1998           1997
                                                        ------------   ------------   ------------   -----------
Revenues:
          License revenue                                   87.3%          94.2%          92.9%          94.4%
          Service revenue                                   12.7%           5.8%           7.1%           5.6%
                                                         -------         ------         ------         ------
            Total revenues                                 100.0%         100.0%         100.0%         100.0%
                                                         -------         ------         ------         ------
Cost of revenues:
          Cost of license revenue                           71.8%          38.6%          56.8%          40.1%
          Cost of service revenue                           10.6%           5.4%           9.4%           5.8%
                                                         -------         ------         ------         ------
            Total cost of revenues                          82.4%          44.0%          66.2%          45.9%
                                                         -------         ------         ------         ------
            Gross profit                                    17.6%          56.0%          33.8%          54.1%
                                                         -------         ------         ------         ------
Operating expenses:
          Sales and marketing                               87.3%          43.5%          62.9%          47.2%
          Research and development                          72.4%          24.4%          43.5%          25.9%
          General and administrative                        46.0%          16.4%          33.3%          15.4%
          Restructuring                                        -              -              -            4.5%
                                                         -------         ------         ------         ------
            Total operating expenses                       205.7%          84.3%         139.7%          93.0%
                                                         -------         ------         ------         ------
            Operating loss                                (188.1)%        (28.3)%       (105.9)%        (38.9)%

Interest income, net                                        15.3%           1.9%           7.0%           2.0%
Other income (expense), net                                  1.7%           0.3%         202.7%          (0.5)%
                                                         -------         ------         ------         ------
            Income (loss) before income taxes             (171.1)%        (26.1)%        103.8%         (37.4)%

Income tax provision (benefit)                             (13.6)%          0.2%          49.7%           0.9%
                                                         -------         ------         ------         ------
            Net income (loss)                             (157.5)%        (26.3)%         54.1%         (38.3)%
                                                         -------         ------         ------         ------
                                                         -------         ------         ------         ------

OVERVIEW

In the second quarter of 1998, the Company shipped two principal product lines: SoftWindows and NTRIGUE. In February 1998, the Company disposed of its NTRIGUE product line for $17.687 million. The Company had the right to continue selling NTRIGUE until May 15, 1998.

REVENUES

The Company derives its revenues from the sale of packaged software products, royalties received from bundling agreements with OEMs, customer-funded engineering activities under OEM contracts, and annual maintenance contracts. Revenues from the sale of packaged products and royalties received from OEMs are classified as license revenue, while revenues from customer-funded engineering activities and annual maintenance contracts are classified as service revenue.

In the second quarter of 1998, total revenues declined by 76% compared to such revenues for the second quarter of 1997. In the six months ended June 30, 1998, total revenues declined by 61% compared to revenues for the first six months of 1997. The decline is primarily due to increased competition in the Macintosh market, a declining market share for Apple Macintosh compatible computers, and the sale of the Company's NTRIGUE business.

License revenue in the three months ended June 30, 1998 and 1997 was 87% and 94% of total revenues, respectively. In the six months ended June 30, 1998 and 1997 license revenues were 93% and 94% of total revenues, respectively. In the second quarter of 1998, license revenues declined 78% compared to license revenues in the second quarter of 1997. For the six months ended June 30, 1998, license revenue declined 62% compared to the same period in 1997.

Service revenue in the second quarter of 1998 was 47% lower than service revenue in the second quarter of 1997. Service revenue for the six months ended June 30, 1998 was 51% lower than service revenue for the same period in 1997, primarily as a result of the Company no longer selling NTRIGUE maintenance or support contracts. Revenues from customer-funded engineering activities under OEM contracts also declined. The Company will discontinue supporting the NTRIGUE product in September 1998.

Sales of Macintosh-based products in the second quarter of 1998 decreased by 80% compared to sales in the second quarter of 1997, and 76% compared to the first quarter of 1998. For the six months ended June 30, 1998, sales of Macintosh-based products decreased 52% compared to the same period in 1997. In the three months ended June 30, 1998 and June 30, 1997, revenue from the sale of the Company's products for Macintosh computers accounted for 29% and 35% of total revenues, respectively. In the six months ended June 30, 1998 and June 30, 1997, revenue from the sale of the Company's products for Macintosh computers accounted for 48% and 39% of total revenues, respectively. The Company's North American Macintosh business has suffered from severe competitive pressure in 1998 that did not exist in 1997, and sales were accordingly slow throughout the period. Continued severe competitive pressure may result in further reduced demand for the Company's Macintosh-based products which would have a material adverse effect on the Company's total revenues. Similarly any future declines in sales of Macintosh computers would also decrease the demand for the Company's products, and would also have a material effect on the Company's total revenues.

In the three months ended June 30, 1998 and 1997, revenues from the sale of the Company's products for UNIX computers accounted for 69% and 19% of total revenues, respectively. In the six months ended June 30, 1998 and 1997, revenues from the sale of the Company's products for UNIX computers accounted for 42% and 23% of total revenues, respectively. In the second quarter of 1998, sales of UNIX-based products decreased by 13% compared to sales in the second quarter of 1997 when SoftWindows 95 for UNIX was introduced. For the six months ended June 30, 1998, UNIX sales decreased by 29% compared to the same period in 1997.

In the three months ended June 30, 1998 and June 30, 1997 revenue from the sale of NTRIGUE products accounted for 4% and 43% of total revenues, respectively. In the six months ended June 30, 1998 and June 30, 1997 revenue from the sale of NTRIGUE products accounted for 10% and 35% of total revenues, respectively. Revenues declined as a result of the sale of the Company's NTRIGUE product line. There will be no significant NTRIGUE revenues in the future.

The Company distributes its packaged products within the United States and internationally through multiple distribution channels, including distributors, resellers, direct sales, telesales, and OEMs. The Company offers certain return privileges to its customers including product exchange privileges and price protection. The Company recognizes revenues from packaged products upon shipment; reserves for estimated future returns, exchanges and price protection are recorded as a reduction of total revenues.
 Sales to distributors representing more than 10% of total revenue in each period accounted for the following percentages of total revenue.

                                      Three months ended   Six months ended
                                            June 30,            June 30,
                                      ------------------   ----------------
                                         1998      1997      1998     1997
                                      ---------  -------   -------   ------
Ingram Micro                              13%       15%       21%       -
Sun Microsystems                          40%        -        24%       -
Silicon Graphics                           -        12%        -       15%
All Distributors:                         81%       58%       69%      53%

No other customers accounted for more than 10% of the Company's total revenues in the three or six months ended June 30, 1998 and June 30, 1997.

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 49% and 25% of total revenues in the three months ended June 30, 1998 and 1997, respectively, and 21% and 30% of total revenues in the six months ended June 30, 1998 and 1997, respectively. Movements in currency exchange rates did not have a material impact on total revenues in the three or six months ended June 30, 1998. However, there can be no assurance that movements in currency exchange rates will not have a material adverse effect on the Company's future revenues and results of operations.

Introductions of major new products and enhancements of existing products can have a significant impact on the Company's quarterly and annual revenues. Generally, sales volumes of new products increase in the first few months following the introduction of a new product, due to the purchase of upgrades by existing users and the purchase of initial inventory by distribution channels. Thereafter, revenues may decline and/or stabilize to a relatively constant level. Toward the end of a product's life cycle, revenues tend to decline significantly. Due to the inherent difficulties of software development, the Company cannot predict the exact quarter in which a new product or version will be ready to ship. Any delays in the scheduled release of major new products and enhancements would have a material adverse impact on the Company's revenues and results of operations.

COST OF REVENUES AND GROSS MARGIN

Cost of license revenue primarily includes Windows, DOS and WinFrame royalties paid to Microsoft, IBM and Citrix, respectively, and costs of documentation, duplication and packaging. Cost of service revenue includes costs associated with customer-funded engineering activities and end-user support under maintenance contracts.

The Company's gross margin for license revenue is significantly affected by many factors, including pricing of the Company's products, royalties paid to third parties, the mix of

SoftWindows and NTRIGUE products licensed, the channels through which the Company's products are distributed, and product maturity. License revenue gross margins in the quarter ended June 30, 1998 were 18%, compared to 59% for the same period in 1997. For the six months ended June 30, 1998, license revenue gross margins were 39%, compared to 58% for the same period in 1997. The Company's gross margin in the period was significantly affected by pricing strategies, unrecoverable third party royalties on product returns, and rebate programs.

The Company's distribution agreement with Microsoft Corporation expired on March 31, 1997, but has been extended until September 30, 1998 on substantially the same terms. The Microsoft Source Code Agreement, effective May 4, 1993, expired on May 30, 1996, except that the Source Code Agreement provided that the Company maintained the right to use the licensed source code until May 30, 1998 for product support purposes. The Company has not entered and does not anticipate that it will enter into a renewal or replacement of the Source Code Agreement for future Windows products. Therefore, the Company is required to develop an alternative approach to the code in the Company's products for future versions of Windows, which may result in considerable development effort, time and expense and might not be successful.

Gross margin for service revenue increased in the second quarter of 1998 to 16% from 6% in the same period of 1997. The increase was primarily due to an engineer-funded contract with one customer. Service revenue gross margins decreased in the first six months of 1998 to (33)% from (4)% in the same period of 1997 as a result of the Company incurring costs supporting NTRIGUE with minimal matching revenue. The Company is obliged to support NTRIGUE through September 1998.

OPERATING EXPENSES

Sales and marketing expenses include advertising and promotional expenses, trade shows, personnel and related overhead costs, and salesperson commissions. Sales and marketing expenses declined by 51% in the quarter ended June 30, 1998 from the quarter ended June 30, 1997, and by 48% for the six months ended June 30, 1998 from the same period of 1997. The decline is due to reduced spending in advertising programs and staffing reductions.

Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation. Research and development expenses declined by 28% in the three months ended June 30, 1998 over the same period in 1997. Research and development expenses declined by 35% in the six months ended June 30, 1998 over the six months ended June 30, 1997. The decline in 1998 resulted from staffing reductions associated with the sale of the NTRIGUE product line. In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 1998 and 1997, no development costs were capitalized. The Company intends to invest further sums in development of its Embedded Virtual Machine over the next two quarters in order to accelerate the release of this product. Consequently, research and development expenses are expected to increase next quarter.

General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems, human resources and general management. General and administrative expenses decreased by 32% in the three months ended June 30, 1998 over the same period of 1997, and by 16% for the six months ended June 30, 1998 over the same period in 1997. The decline is due to reduced headcount and reduced legal fees.

RESTRUCTURING

In the first quarter of 1997, the Company completed a worldwide reorganization that integrated the Company's product development, product marketing and sales organizations into two business units to focus on the NTRIGUE and SoftWindows product lines, and reduced headcount. Restructuring expenses consist principally of costs related to terminated employees, including severance payments and stock option expenses.

INTEREST INCOME, NET

Interest income, net increased from $179,000 in the three months ended June 30, 1997 to $358,000 in the three months ended June 30, 1998 due primarily to increased interest income earned on the Company's cash and cash equivalents held in escrow. For the six months ended June 30, 1998, interest income net increased from $381,000 to $509,000.

OTHER INCOME (EXPENSE), NET

Other income (expense), net increased from $32,000 in the three months ended June 30, 1997 to $40,000 in the three months ended June 30, 1998, and primarily comprised foreign exchange gains in both periods. In the six months ended June 30, 1998, other income (expense), net increased to $14,831,000 of which 99% comprised the net gain on the sale of the Company's NTRIGUE product line and the majority of the remainder comprised foreign exchange gains. In the six months ended June 30, 1997 other income (expense) net, comprised primarily foreign exchange losses.

Approximately 80% of the Company's total revenues and over 50% of its operating expenses are denominated in United States dollars. Most of the remaining revenues and expenses of the Company are pound sterling denominated and consequently the Company is exposed to fluctuations in pound sterling exchange rates. To hedge against this currency exposure, the Company enters into foreign currency options and forward exchange contracts for periods and amounts consistent with the amounts and timing of its anticipated pound sterling denominated operating cash flow requirements. Unrealized gains and losses on foreign currency option contracts are deferred and were not material at June 30, 1998 and December 31, 1997. There can be no assurance that such fluctuations will not have a material effect on the Company's results of operations in the future.

The Company has an investment portfolio of fixed income securities that are classified as "available for sale securities." These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities.

INCOME TAX PROVISION (BENEFIT)

The Company's income tax provision (benefit) for the three and six months ended June 30, 1998 primarily represents certain non-U.S. taxes arising upon the disposal of the Company's NTRIGUE product line, net of offsetting operating losses. The Company has recorded a full valuation allowance, primarily comprising net operating losses, against all deferred tax assets on the basis that significant uncertainty exists with respect to their realization.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments, including cash and cash equivalents of $8.90 million held in escrow, were $25.78 million at June 30, 1998, an increase of $11.28 million from $14.5 million at December 31, 1997, while working capital decreased to $7.1 million at June 30, 1998, from $8.1 million at December 31, 1997. The cash and cash equivalents held in escrow at June 30, 1998 is for the sole purpose of satisfying any obligations to Citrix arising from or in connection with an event against which the Company would be required to indemnify Citrix under the terms of the Company's sale of its NTRIGUE product line to Citrix. Subject to the foregoing, $2.5 million of such funds will be released from escrow in February 1999, and the remaining $6.4 million of such funds will be released in August 1999. Net cash used by the Company for operating activities in the six months ended June 30, 1998 was $4.3 million.

The Company uses its working capital to finance ongoing operations and to fund development of its product lines. Management believes that the Company's existing cash, cash equivalents and short-term investment balances and cash generated from operations, if any, will be sufficient to meet the Company's expected liquidity requirements through December 31, 1998.

YEAR 2000 COMPLIANCE

It is generally anticipated that many organizations will experience operational difficulties at the beginning of the Year 2000 as a result of the fact that many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. Based on the Company's assessment to date, the Company believes that all versions of SoftWindows 95 products, Real PC and NTRIGUE are Year 2000 compliant.
Earlier versions of SoftWindows and all versions of Soft PC, a product the Company no longer ships, are not Year 2000 compliant, but all such versions are upgradable to Year 2000 compliant products. However, there can be no assurance that all of the Company's customers will install the Year 2000 compliant version of the Company's products in a timely manner, which could lead to failure of customer systems and product liability claims against the Company. Even if the Company's products are Year 2000 compliant, the Company may in the future be subject to claims based on Year 2000 issues in the products of other companies, or issues arising from the integration of multiple products within a system. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-damages, including consequential damages, could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company's products are generally used with systems and software involving complicated software products developed by other vendors, which may not be Year 2000 compliant. Failure of the information systems of the Company's customers because of the failure of such noncompliant systems or software or for any other reason, could also affect the perceived performance of the Company's products, which could have a negative effect on the Company's competitive position. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could result in a material adverse effect on the Company's business, financial condition and results of operations.

The Company has carried out an assessment of its own internal systems and believes that they are all Year 2000 compliant. The total cost associated with preparation for the Year 2000 has not been, and is not expected to be, material to the Company's business, financial condition or results of operations. Nevertheless, the Company may not timely identify and remediate all significant Year 2000 problems and remedial efforts may involve significant time and expense. There can be no assurance that any Year 2000 compliance problems of the Company or its customers or suppliers will not have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 3, 1996, a class action lawsuit was filed against the Company, its subsidiary and certain of the Company's officers and directors in the Santa Clara County Superior Court, bearing the Caption "Kavita Sharma, On Behalf of Herself and All Others Similarly Situated, Plaintiff, vs. Insignia Solutions PLC, Insignia Solutions Inc., Robert P. Lee, George Buchan, Roger D. Friedberger, Pauline Lo Alker, Paul R. Griffiths, John R. Johnston and Nicholas
A. Samuel, Defendants." Ms. Sharma sought to have the matter certified as a class action of purchasers of the American Depositary Shares of Insignia Solutions plc between November 14, 1995 and January 2, 1996. The Complaint alleged that the Company and certain of its officers and directors violated California Corporations Code Sections 25400 and 25500, California Civil Code Sections 1709 and 1710 and Section 11 of the Securities Act of 1933 by making alleged misrepresentations about the Company's business, its sales force, its products, its earnings growth and its financial statements.

On March 24, 1997, a complaint was filed in the United States District Court for the Northern District of California entitled GRAUBART, ET AL. V. INSIGNIA SOLUTIONS PLC, ET AL. Three plaintiffs sought to have the matter certified as a class action of purchasers of the American Depository Shares of Insignia Solutions plc between November 14, 1995 and February 26, 1997. In addition to naming as defendants Insignia Solutions plc and Insignia Solutions Inc., the complaint named as defendants Robert P. Lee, Roger D. Friedberger, Paul R. Griffiths, John R. Johnston, Richard M. Noling, Nicholas A. Samuel and David L. Gibbs. The Complaint alleged that the Company and certain of its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 by making alleged misrepresentations about the Company's business, its sales force, its products, its earnings growth and prospects and its financial statements.

By a Memorandum of Understanding dated August 8, 1997, which has been commemorated in a Stipulation of Settlement executed on behalf of defendants on January 13, 1998 (the "Settlement"), the Company reached preliminary agreement to settle both actions. Pursuant to the Settlement, Director and Officer Liability Insurers contributed $7.5 million to a settlement fund, the Company has contributed $500,000 to a settlement fund, and the Company assumed responsibility for attorneys fees it incurred in the action. The Settlement provided that a class be certified for purposes of all Purchasers of the Company's American Depository Shares from November 14, 1995 to February 27, 1997. The Company and its former and current officers, directors, and employees were released from claims brought in the actions by the settlement class.

On April 20, 1998 the United States District Court granted final approval of the Settlement. The Settlement was subject to appeal prior to May 20, 1998. As there were no appeals, the state court action was dismissed with prejudice pursuant to the agreement with the parties.

ITEM 5.  OTHER INFORMATION

The following statement is provided pursuant to Rule 14a-5 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended: Proxies solicited by the Company for the Company's Annual Meeting of Stockholders to be held in 1999 will be voted in the discretion of the persons voting such proxies with respect to all proposals presented by stockholders for consideration at such meeting after May 1, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The following exhibits are filed as part of this Report:

Exhibit 11.1    Statement Regarding Computation of Earnings (Loss) per Share

Exhibit 22.1    Financial Data Schedule

(b) Reports on Form 8-K
None

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INSIGNIA SOLUTIONS PLC
                                               (Registrant)

Date: August 11, 1998

                                         /s/ STEPHEN M. AMBLER
                                         --------------------------
                                             STEPHEN M. AMBLER
                                           Chief Financial Officer

                                 INDEX TO EXHIBITS


EXHIBIT                                                                        PAGE
NUMBER         EXHIBIT TITLE                                                   NUMBER
------------   -------------------------                                       ------
Exhibit 11.1   Statement Regarding Computation of Earnings (Loss) Per Share     20

Exhibit 27.1   Financial Data Schedule                                          21
