Form 10-Q
period 1998-09-30
INSIGNIA SOLUTIONS PLC
filed 1998-11-12
CIK 1002390

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                        OR,
    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


               FROM THE TRANSITION PERIOD FROM                     TO

                           COMMISSION FILE NUMBER 0-27012

                               INSIGNIA SOLUTIONS plc
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 ENGLAND AND WALES                   NOT APPLICABLE
           (State or other jurisdiction             (I.R.S. employer
         of incorporation or organization)       identification number)

                               ______________________

              41300 CHRISTY STREET                         INSIGNIA HOUSE
                    FREMONT                          THE MERCURY CENTRE, WYCOMBE
                CALIFORNIA 94538                         LANE, WOOBURN GREEN
            UNITED STATES OF AMERICA                HIGH WYCOMBE, BUCKS HP10 0HH
                (510)360-3700                              UNITED KINGDOM
                                                          (44)1628-539500


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



As of November 6, 1998, there were 12,194,316 Ordinary shares of L0.20 each nominal value, outstanding.

                             INSIGNIA SOLUTIONS PLC

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheet at September 30, 1998
          and December 31, 1997 (Unaudited). . . . . . . . . . . . . . . . . . . . .3

          Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 1998 and 1997 (Unaudited). . . . . . .4

          Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1998 and 1997 (Unaudited). . . . . . . . . . . . . . .5

          Notes to Unaudited Condensed Consolidated Financial Statements . . . . . .6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . .8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . . . 16

                            PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . 17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . 17

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                INSIGNIA SOLUTIONS PLC
                         CONDENSED CONSOLIDATED BALANCE SHEET
                          (AMOUNTS IN THOUSANDS, UNAUDITED)


                                                        September 30,    December 31,
                                                            1998             1997
                                                       ---------------  --------------
                ASSETS
Current assets:
     Cash and cash equivalents                           $     7,320      $    10,641
     Short-term investments                                    2,500            3,820
     Cash and cash equivalents held in escrow                  9,000                -
     Accounts receivable, net of allowances
       of $1,644 and $2,818, respectively                      2,586            6,754
     Inventories                                                  26              185
     Prepaid expenses                                            848              608
     Prepaid income taxes                                          -              864
                                                       ---------------  --------------
          Total current assets                                22,280           22,872

Property and equipment, net                                      976            2,175
Other noncurrent assets                                          826              410
                                                       ---------------  --------------
          Total assets                                   $    24,082      $    25,457
                                                       ---------------  --------------
                                                       ---------------  --------------
LIABILITIES AND SHAREHOLDERS'
          EQUITY
Current liabilities:
     Accounts payable                                    $     1,164      $     1,683
     Accrued liabilities                                       2,541            2,685
     Customer deposits                                           119              617
     Accrued royalties                                         4,555            8,874
     Deferred revenue                                            284              843
     Current obligations under capital leases                     58              104
     Income taxes payable                                      1,253                -
                                                       ---------------  --------------
          Total current liabilities                            9,974           14,806
Noncurrent liabilities                                            78              128
                                                       ---------------  --------------
          Total liabilities                                   10,052           14,934
                                                       ---------------  --------------

Contingency (Note 6)

Shareholders' equity:
     Preferred shares                                              -                -
     Ordinary shares                                           4,028            3,954
     Additional paid-in capital                               34,607           34,462
     Accumulated deficit                                     (24,144)         (27,432)
     Cumulative currency translation adjustment                 (461)            (461)
                                                       ---------------  --------------
          Total shareholders' equity                          14,030           10,523
                                                       ---------------  --------------

          Total liabilities and shareholders equity       $   24,082      $    25,457
                                                       ---------------  --------------
                                                       ---------------  --------------

                              See accompanying notes

                              INSIGNIA SOLUTIONS PLC
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)


                                                            Three months ended                 Nine months ended
                                                               September 30,                     September 30,
                                                      -------------------------------    -------------------------------
                                                          1998              1997              1998             1997
                                                      -------------     -------------    -------------     -------------
Revenues:
    License revenue                                     $   3,325         $   12,816        $ 10,123         $   30,648
    Service revenue                                           295                561             813              1,609
                                                      -------------     -------------    -------------     -------------
         Total revenues                                     3,620             13,377          10,936             32,257
                                                      -------------     -------------    -------------     -------------
Cost of revenues:
     Cost of license revenue                                2,154              4,524           6,308             12,094
     Cost of service revenue                                  170                530             859              1,616
                                                      -------------     -------------    -------------     -------------
         Total cost of revenues                             2,324              5,054           7,167             13,710
                                                      -------------     -------------    -------------     -------------
         Gross profit                                       1,296              8,323           3,769             18,547
                                                      -------------     -------------    -------------     -------------
Operating expenses:
     Sales and marketing                                    1,743              4,120           6,344             13,027
     Research and development                               1,407              2,317           4,593              7,202
     General and administrative                               794              2,620           3,229              5,535
     Restructuring                                              -                  -               -                857
                                                      -------------     -------------    -------------     -------------
         Total operating expenses                           3,944              9,057          14,166             26,621
                                                      -------------     -------------    -------------     -------------
         Operating loss                                    (2,648)              (734)        (10,397)            (8,074)

Interest income, net                                          263                155             772                536
Other income (expense), net                                     6                (45)         14,837               (145)
                                                      -------------     -------------    -------------     -------------
         Income (loss) before income taxes                 (2,379)              (624)          5,212             (7,683)

Income tax provision (benefit)                             (1,712)                17           1,924                183
                                                      -------------     -------------    -------------     -------------
         Net income (loss)                               $   (667)         $    (641)        $ 3,288         $   (7,866)
                                                      -------------     -------------    -------------     -------------
                                                      -------------     -------------    -------------     -------------
Earnings (loss) per share:
         Basic                                           $  (0.05)         $   (0.05)        $  0.27         $    (0.68)
                                                      -------------     -------------    -------------     -------------
                                                      -------------     -------------    -------------     -------------
         Diluted                                         $  (0.05)         $   (0.05)        $  0.27         $    (0.68)
                                                      -------------     -------------    -------------     -------------
                                                      -------------     -------------    -------------     -------------
Shares and share equivalents used in per share
calculations:
         Basic                                             12,164             11,695          12,118             11,614
                                                      -------------     -------------    -------------     -------------
                                                      -------------     -------------    -------------     -------------
         Diluted                                           12,164             11,695          12,352             11,614
                                                      -------------     -------------    -------------     -------------
                                                      -------------     -------------    -------------     -------------


                             See accompanying notes

                               INSIGNIA SOLUTIONS PLC
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                            Nine months ended
                                                              September 30,
                                                        --------------------------
                                                            1998          1997
                                                        ------------  ------------
Cash flows from operating activities:
     Net income (loss)                                   $   3,288     $  (7,866)
     Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
      Depreciation                                             533         1,707
      Other                                                (14,731)          206
      Net changes in assets and liabilities:
         Accounts receivable, net                            4,168        (4,500)
         Inventories                                           159           214
         Prepaid expenses                                     (240)         (209)
         Prepaid income taxes                                  864             -
         Other noncurrent assets                              (416)          508
         Accounts payable                                     (519)          507
         Accrued liabilities                                  (144)         (435)
         Customer deposits                                    (498)          107
         Accrued royalties                                  (4,319)        3,169
         Deferred revenue                                     (559)       (1,964)
         Income taxes payable                                1,253           100
         Noncurrent liabilities                                 78             -
                                                        ------------  ------------
            Net cash used in operating activities          (11,083)       (8,456)
                                                        ------------  ------------
Cash flows from investing activities:
         Proceeds from the sale of property and                 86            45
         equipment
         Purchases of property and equipment                  (645)         (641)
         Purchases (sales) of short-term investments,        1,320        (3,674)
         net
         Net proceeds from sale of product line             15,862             -
         Product line sale proceeds held in escrow          (9,000)            -
                                                        ------------  ------------
           Net cash provided by (used in) investing
           activities                                        7,623        (4,270)
                                                        ------------  ------------
Cash flows from financing activities:
         Payments made under capital leases                    (80)         (253)
         Proceeds from issuance of shares, net                 219           532
                                                        ------------  ------------
           Net cash provided by financing activities           139           279
                                                        ------------  ------------
Net decrease in cash and cash equivalents                   (3,321)      (12,447)
Cash and cash equivalents at beginning of the period        10,641        15,541
                                                        ------------  ------------
Cash and cash equivalents at end of the period           $   7,320     $   3,094
                                                        ------------  ------------
                                                        ------------  ------------


                             See accompanying notes

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

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on December 31, 1998.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's 1997 Annual Report and Form 10-K.

NOTE 2.  INCOME TAX PROVISION (BENEFIT)

The Company's income tax provision (benefit) for the three months and nine months ended September 30, 1998 primarily represents certain non-U.S. taxes arising upon the disposal of the Company's NTRIGUE product line, net of offsetting operating losses. The Company has recorded a full valuation allowance against all deferred tax assets on the basis that significant uncertainty exists with respect to realization.

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

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENTS

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes Statement of Position 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the three months and nine months ended September 30, 1998.

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

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company adopted SFAS 130 effective January 1, 1998 and such adoption did not have a material effect on its consolidated financial statements. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. SFAS 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, unrealized gains and losses on foreign exchange contracts, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required.

Total comprehensive income (loss) was not materially different from the net income (loss) reported for the three months and nine months ended September 30, 1998.

NOTE 6.  CONTINGENCY

In February 1998, the Company disposed of its NTRIGUE technology for $17.687 million. A substantial portion of the total purchase price paid by the Buyer was placed in escrow to secure the Company's agreement to indemnify the Buyer with respect to certain matters. All moneys placed in escrow and against which no claims have been made will be released after a specified period and the remainder shall be released at such time as pending claims, if any, are concluded.

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

FUTURE OPERATING RESULTS

This Form 10-Q contains forward looking statements. These forward looking statements concern matters which include, but are not limited to, the development of new products, enhancements or technologies, particularly JENE-TM-, the Company's implementation of Java-TM- specifically designed for embedded systems, which is currently under development, changes in the Macintosh and UNIX markets for the Company's products, competitive conditions in the industry, matters relating to exchange rate fluctuations and the Company's liquidity and capital needs. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed above, other factors that could cause actual results to differ materially include, without limitation, the following: Completion of development of JENE, market acceptance of JENE; the Company's ability to deliver on time, and market acceptance of new products or upgrades of existing products; the demand for Macintosh computers and UNIX workstations; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; product life cycles; the introduction, acceptance and delivery of embedded systems by embedded system vendors; the introduction, acceptance and delivery of hardware and/or operating systems by Macintosh and UNIX vendors, Microsoft Corporation or their competitors; customer order deferrals in anticipation of new products; changes in the mix of distribution channels through which the Company's products are offered; purchasing patterns of distributors and retailers; quality control of products sold; economic conditions generally or in various geographic areas; and the risks listed from time to time in the reports that the Company files with the U.S. Securities and Exchange Commission. There can be no assurance that revenue levels, growth rates or profitability levels achieved during 1995 and prior years will be achieved in the future or that the Company will experience growth in revenues and net income in any particular period when compared to prior periods. Any quarterly or annual shortfall in net revenues and/or earnings from the levels expected by securities analysts and shareholders would result in a substantial decline in the trading price of the Company's shares and could have an adverse effect on the liquidity of the Company's shares.

During the last twelve months, the Company has been developing JENE, its implementation of Java specifically designed for embedded systems. The Company is entering the embedded systems market for the first time with its JENE product. There can be no assurance that the Company will successfully and timely complete development of JENE, or that JENE, if developed, will achieve market acceptance. The inability of the Company, due to resource constraints or technological or other reasons, to develop and introduce JENE in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations. If JENE is successfully and timely developed, the Company will be required to develop distribution channels in the embedded systems market and to hire and train direct sales personnel. Competition for qualified sales personnel is intense and there can be no assurance that the Company will be able to attract the personnel needed to market and sell products in the embedded systems market. The Company anticipates increased operating expenses as it completes development of the product and develops the organization to market, sell and support
                                    Page 8
the product, before any revenue is recognized from sales of the product. The market for embedded applications is fragmented and is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Most of the Company's competitors in the embedded systems market have greater financial, technical, marketing and sales resources than the Company, and more experience in developing, marketing and supporting embedded systems products. Further, the Company could face price competition or other competitive pressures that could cause the Company to reduce the price of its product, which would result in reduced profit margins. Prolonged price competition would have a material adverse effect on the Company's business, financial condition and results of operations.

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

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three and nine month periods ended September 30, 1998 and 1997.

                                   Three months ended       Nine months ended
                                      September 30,           September 30,
                                  --------------------    ----------------------
                                    1998        1997        1998           1997
                                  --------    --------    --------       -------
Revenues:
     License revenue                91.9%       95.8%       92.6%         95.0%
     Service revenue                 8.1%        4.2%        7.4%          5.0%
                                  --------    --------    --------       -------
          Total revenues           100.0%      100.0%      100.0%        100.0%
                                  --------    --------    --------       -------
Cost of revenues:
     Cost of license revenue        59.5%       33.8%       57.7%         37.5%
     Cost of service revenue         4.7%        4.0%        7.9%          5.0%
                                  --------    --------    --------       -------
          Total cost of revenues    64.2%       37.8%       65.6%         42.5%
                                  --------    --------    --------       -------
          Gross profit              35.8%       62.2%       34.4%         57.5%
                                  --------    --------    --------       -------
Operating expenses:
     Sales and marketing            48.1%       30.8%       58.0%         40.4%
     Research and development       38.9%       17.3%       42.0%         22.3%
     General and administrative     21.9%       19.6%       29.5%         17.2%
     Restructuring                   0.0%        0.0%        0.0%          2.6%
                                  --------    --------    --------       -------
          Total operating expenses 108.9%       67.7%      129.5%         82.5%
                                  --------    --------    --------       -------
          Operating loss           (73.1%)      (5.5%)     (95.1%)       (25.0%)
Interest income, net                 7.3%        1.1%        7.1%          1.7%
Other income (expense), net          0.2%       (0.3%)     135.7%         (0.5%)
                                  --------    --------    --------       -------
          Income (loss) before     (65.6%)      (4.7%)      47.7%        (23.8%)
          income taxes

Income tax provision (benefit)     (47.3%)       0.1%       17.6%          0.6%
                                  --------    --------    --------       -------
          Net income (loss)        (18.3%)      (4.8%)      30.1%        (24.4%)
                                  --------    --------    --------       -------
                                  --------    --------    --------       -------

REVENUES

The Company currently derives its revenues from the sale of packaged software products, royalties received from bundling agreements with OEMs, customer-funded engineering activities under OEM contracts, and annual maintenance contracts. Revenues from the sale of packaged products and royalties received from OEMs are classified as license revenue, while revenues from customer-funded engineering activities and annual maintenance contracts are classified as service revenue.

In the third quarter of 1998, total revenues declined by 73% compared to such revenues for the third quarter of 1997, but increased 55% compared to the second quarter ended June 30, 1998. Revenues in the quarter ended September 30, 1997 were materially impacted by a large source code licensing arrangement with Silicon Graphics. In the nine months ended September 30, 1998, total revenues declined by 66% compared to revenues for the first nine months of 1997. The decline is primarily due to increased competition in the Macintosh and UNIX markets, a declining market share for Apple Macintosh compatible computers, and the sale of the Company's NTRIGUE business.

License revenue in the three months ended September 30, 1998 and 1997 was 92% and 96% of total revenues, respectively. In the nine months ended September 30, 1998 and 1997, license revenues were 93% and 95% of total revenues, respectively. In the third quarter of 1998, license revenues declined 74% compared to license revenues in the third quarter of 1997. For the nine months ended September 30, 1998, license revenues declined 67% compared to the same period in 1997.

Service revenue in the third quarter of 1998 was 47% lower than service revenue in the third quarter of 1997. Service revenue for the nine months ended September 30, 1998 was 49% lower than service revenue for the same period in 1997, primarily as a result of the Company no longer selling NTRIGUE maintenance or support contracts. Revenues from customer-funded engineering activities under OEM contracts also declined. The Company discontinued supporting the NTRIGUE product in September 1998.

Sales of Macintosh-based products, in the third quarter of 1998, decreased by 10% compared to sales in the third quarter of 1997, but increased 186% compared to the second quarter of 1998. For the nine months ended September 30, 1998, sales of Macintosh-based products decreased 42% compared to the same period in 1997. In the three months ended September 30, 1998 and September 30, 1997, revenue from the sale of the Company's products for Macintosh computers accounted for 54% and 16% of total revenues, respectively. In the nine months ended September 30, 1998 and September 30, 1997, revenue from the sale of the Company's products for Macintosh computers accounted for 50% and 29% of total revenues, respectively. During the third quarter the Company commenced shipping SoftWindows98 for the Macintosh. License revenue from sales of Macintosh-based products increased in the third quarter of 1998 compared to the second quarter of 1998, primarily due to increased sell-through of SoftWindows95 for the Macintosh as a result of reduced pricing, and initial volume shipments of SoftWindows98 for the Macintosh to end-user customers. The decrease in license revenue from sales of Macintosh-based products in the first nine months of 1998 compared to the first nine months of 1997 is primarily the result of severe competitive pressures faced by the Company's North American Macintosh business. Continued severe competitive pressure may result in further reduced demand for the Company's Macintosh-based products which would have a material adverse effect on the Company's total revenues. Similarly, any future declines in sales of Macintosh computers would also decrease the demand for the Company's products, and would also have a material adverse effect on the Company's total revenues.

In the three months ended September 30, 1998 and 1997, revenues from the sale of the Company's products for UNIX computers accounted for 43% and 53% of total revenues, respectively. In the nine months ended September 30, 1998 and 1997, revenues from the sale of the Company's products for UNIX computers accounted for 42% and 36% of total revenues, respectively. In the third quarter of 1998, sales of UNIX based products decreased by 78% compared to sales in the third quarter of 1997 which included the large source code licensing arrangement with Silicon Graphics. For the nine months ended September 30, 1998, UNIX sales decreased by 60% compared to the same period in 1997.

In the three months ended September 30, 1998 and September 30, 1997, revenue from the sale of NTRIGUE products accounted for 3% and 29% of total revenues, respectively. In the nine months ended September 30, 1998 and 1997 revenue from the sale of NTRIGUE products accounted for 8% and 33% of total revenues, respectively. Revenues declined as a result of the sale of the Company's NTRIGUE product line.
There will be no significant NTRIGUE revenues in the future.

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

Sales to distributors and OEM's representing more than 10% of total revenue in each period accounted for the following percentages of total revenues.

                         Three months ended  Nine months ended
                           September 30,       September 30,
                        -------------------  -----------------
                         1998        1997      1998      1997
                        ------      ------    ------    ------
Distributors:

 Sun Microsystems        31%              -         26%       -
 Mitsubishi              26%              -         10%       -
 Ingram Micro             7%              7%        17%       10%

 All Distributors:       83%   less than 10%        73%       32%

OEM's:

 Silicon Graphics          -             45%        -         27%

No other customers accounted for more than 10% of the Company's total revenues in the three or nine months ended September 30, 1998 and September 30, 1997.

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 35% and 17% of total revenues in the three months ended September 30, 1998 and 1997, respectively, and 26% and 24% of total revenues in the nine months ended September 30, 1998 and 1997, respectively.

Movements in currency exchange rates did not have a material impact on total revenues in the three months or nine months ended September 30, 1998 or September 30, 1997. However, there can be no assurance that movements in currency exchange rates will not have a material adverse effect on the Company's future revenues and results of operations.

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

The Company's gross margin for license revenue is significantly affected by many factors, including pricing of the Company's products, royalties paid to third parties, the mix of products licensed, the channels through which the Company's products are distributed, and product maturity. License revenue gross margins in the quarter ended September 30, 1998 were 35%, compared to 65% for the same period in 1997. For the nine months ended September 30, 1998 license revenue gross margins were 38%, compared to 61% for the same period in 1997. The Company's gross margin in the period was significantly affected by pricing strategies, unrecoverable third party royalties on product returns, rebate programs, and obsolescence of inventory.

The Company's distribution agreement with Microsoft Corporation expired on March 31, 1997, but was extended until September 30, 1998 on substantially the same terms. The Company subsequently entered into a new distribution agreement dated October 1, 1998 on substantially the same terms, effective for one year.

The Microsoft Source Code Agreement, effective May 4, 1993, expired on May 30, 1996, except that the Source Code Agreement provided that the Company maintained the right to use the licensed source code until May 30, 1998 for product support purposes. The Company has not entered and does not anticipate that it will enter into a renewal or replacement of the Source Code Agreement for future Windows products. The Company has developed an alternative approach to the code in the Company's products for future versions of Windows. SoftWindows98 was developed using this alternative approach.

Gross margin for service revenue increased in the third quarter of 1998 to 42% from 6% in the same period of 1997. The increase was primarily due to a customer-funded engineering contract with one customer. Service revenue gross margins decreased in the first nine months of 1998 to (6)% from 0% in the same period of 1997 as a result of the Company incurring costs supporting NTRIGUE with minimal matching revenue. The Company was obliged to support NTRIGUE through September 1998.

OPERATING EXPENSES

Sales and marketing expenses include advertising and promotional expenses, trade shows, personnel and related overhead costs, and salesperson commissions. Sales and marketing expenses declined by 58% in the quarter ended September 30, 1998 from the quarter ended September 30, 1997, and by 51% for the nine months ended September 30, 1998 from the same period of 1997. The decline is due to reduced spending in advertising programs and staffing reductions.

Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation. Research and development expenses declined by 39% in the three months ended September 30, 1998 over the same period in 1997, and by 36% in the nine months ended September 30, 1998 over the nine months ended September 30, 1997. The decline in 1998 resulted from staffing reductions associated with the sale of the NTRIGUE product line. During the quarter ended September 30, 1998, the Company invested further in JENE, its forthcoming implementation of Java for embedded systems. Research and development expenses are expected to increase in the three months ended December 31, 1998. In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 1998 and 1997, no development costs were capitalized.

General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems, human resources and general management. General and administrative expenses decreased by 70% in the three months ended September 30, 1998 over the same period of 1997, and by 42% for the nine months ended September 30, 1998 over the same period in 1997. The decline is due to reduced headcount and reduced legal fees.

RESTRUCTURING

In the first quarter of 1997, the Company completed a worldwide reorganization that integrated the Company's product development, product marketing and sales organizations into two business units to focus on the NTRIGUE and SoftWindows product lines, and reduced headcount. Restructuring expenses consisted principally of costs related to terminated employees, including severance payments and stock option expenses.

INTEREST INCOME, NET

Interest income, net increased from $155,000 in the three months ended September 30, 1997 to $263,000 in the three months ended September 30, 1998 due primarily to increased interest income earned on the Company's cash and cash equivalents held in escrow. Interest income, net increased to $772,000 for the nine months ended September 30, 1998 from $536,000 for the nine months ended September 30, 1997.

OTHER INCOME (EXPENSE), NET

Other income (expense), net increased from an expense of $45,000 in the three months ended September 30, 1997 to income of $6,000 in the three months ended September 30, 1998, and was primarily comprised of foreign exchange gains/losses in both periods. In the nine months ended September 30, 1998, other income (expense), net increased to $14,837,000 of which 99% was the net gain on the sale of the Company's NTRIGUE product line and the majority of the remainder was foreign exchange gains. In the nine months ended September 30, 1997, other income (expense), net comprised primarily foreign exchange losses.

Over 80% of the Company's total revenues and over 50% of its operating expenses are denominated in United States dollars. Most of the remaining revenues and expenses of the Company are pound sterling denominated and consequently the Company is exposed to fluctuations in pound sterling exchange rates. To hedge against this currency exposure, the Company enters into foreign currency options and forward exchange contracts for periods and amounts consistent with the amounts and timing of its anticipated pound sterling denominated operating cash flow requirements. Unrealized gains and losses on foreign currency option contracts are deferred and were not material at September 30, 1998 and December 31, 1997. There can be no assurance that such fluctuations will not have a material effect on the Company's results of operations in the future.

The Company has an investment portfolio of fixed income securities that are classified as "available-for-sale securities." These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities.

INCOME TAX PROVISION (BENEFIT)

The Company's income tax provision (benefit) for the three months and nine months ended September 30, 1998 primarily represents certain non-U.S. taxes arising upon the disposal of the Company's NTRIGUE product line, net of offsetting operating losses. The Company no longer anticipates the income tax liability from the gain on the disposal of the NTRIGUE product line in the quarter ended March 31, 1998 will be as significant as first accounted for, and has accordingly reduced its liability to reflect its current expected liability. As a result, the Company reported an income tax benefit of $1.7 million in the quarter ended September 30, 1998. The Company has recorded a full valuation allowance, primarily comprising net operating losses, against all deferred tax assets on the basis that significant uncertainty exists with respect to their realization.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments, including cash and cash equivalents of $9.0 million held in escrow, were $18.8 million at September 30, 1998, an increase of $4.3 million from $14.5 million at December 31, 1997. Working capital increased to $12.3 million at September 30, 1998, from $8.1 million at December 31, 1997. The cash and cash equivalents held in escrow at September 30, 1998 are for the sole purpose of satisfying any obligations to Citrix arising from or in connection with an event against which the Company would be required to indemnify Citrix under the terms of the Company's sale of its NTRIGUE product line to Citrix. Subject to the foregoing, $2.5 million of such funds will be released from escrow in February 1999, and the remaining $6.5 million of such funds will be released in August 1999. Net cash used by the Company for operating activities in the nine months ended September 30, 1998 was $11.1 million. Accounts receivable DSO has decreased to 65 days at September 30, 1998 compared to 93 days at December 31, 1997.

The Company uses its working capital to finance ongoing operations and to fund development of its product lines. Management believes that the Company's existing cash, cash equivalents and short-term investment balances and cash generated from operations, if any, will be sufficient to meet the Company's expected liquidity requirements through at least December 31, 1998.

YEAR 2000 COMPLIANCE

It is generally anticipated that many organizations will experience operational difficulties at the beginning of the Year 2000 as a result of the fact that many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. Based on the Company's assessment to date, the Company believes that all versions of SoftWindows98 products, SoftWindows95 products, Real PC and NTRIGUE, a product the Company no longer ships, are Year 2000 compliant. Earlier versions of SoftWindows and all versions of Soft PC, a product the Company no longer ships, are not Year 2000 compliant, but all such versions are upgradable to Year 2000 compliant products. However, there can be no assurance that all of the Company's customers will install the Year 2000 compliant version of the Company's products in a timely manner, which could lead to failure of customer systems and product liability claims against the Company. Even if the Company's products are Year 2000 compliant, the Company may in the future be subject to claims based on Year 2000 issues in the products of other companies, or issues arising from the integration of multiple products within a system.
The costs of defending and resolving Year 2000 related disputes, and any liability of the Company for Year 2000 damages, including consequential damages, could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company's products are generally used with systems and software involving complicated software products developed by other vendors, which may not be Year 2000 compliant. Failure of the information systems of the Company's customers because of the failure of such noncompliant systems or software or for any other reason, could also affect the perceived performance of the Company's products, which could have a negative effect on the Company's competitive position. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could result in a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                             PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual General Meeting on July 21, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b) At each Annual General Meeting, the third of the Company's Board of Directors who have been in office longest since their last election, as well as any directors appointed by the Board during the preceding year, are required to resign and are then considered for re-election, assuming they wish to stand for re-election. Richard M. Noling was re-elected and Paul L. Borrill was elected as Directors at the meeting. The Directors whose term of office continues after the meeting are Nicholas, Viscount Bearsted and Albert E. Sisto.

(c) The matters described below were voted on at the Annual General Meeting, and the number of votes cast with respect to each matter and, with respect to the election of directors, for each nominee, were as indicated:

1. To re-appoint Price Waterhouse as UK statutory auditors of the Company until the conclusion of the next Annual General Meeting and to authorize the Directors to fix their remuneration

       FOR                 AGAINST
       2,971,361           82,268

2.  To elect as a Director Paul L. Borrill

       FOR                 AGAINST
       2,884,425           139,456

3.  To re-elect as a Director Richard M. Noling

       FOR                 AGAINST
       2,849,558           185,311

4. To approve a resolution to amend the Company's 1995 Employee Share Purchase Plan

       FOR                 AGAINST
       2,748,835           284,454

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The following exhibits are filed as part of this Report:

Exhibit 10.41 Microsoft License Agreement for Desktop Operating System Products dated October 1, 1998 between Microsoft Licensing, Inc. and Insignia Solutions, Inc.*

--------------------

*Confidential treatment has been requested with respect to certain portions of this Exhibit. Such portions have been omitted from this filing and have been filed separately with the Commission.

Exhibit 10.42  Registrant's 1995 Employee Share Purchase Plan, as amended

Exhibit 10.43 Promissory Note dated July 1, 1998 between Insignia Solutions, Inc. and David Winterburn

Exhibit 11.01  Statement Regarding Computation of Earnings (Loss) per Share

Exhibit 27.01  Financial Data Schedule

(b) Reports on Form 8-K
None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INSIGNIA SOLUTIONS PLC
                                            (Registrant)

Date: November 12, 1998

                                       S/STEPHEN M. AMBLER
                                       -----------------------
                                       STEPHEN M. AMBLER
                                       Chief Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER    EXHIBIT TITLE
--------------------------------------------------------------------------------

Exhibit 10.41 Microsoft License Agreement for Desktop Operating System Products dated October 1, 1998 between Microsoft Licensing, Inc. and Insignia Solutions, Inc.*

Exhibit 10.42  Registrant's 1995 Employee Share Purchase Plan, as amended

Exhibit 10.43 Promissory Note dated July 1, 1998 between Insignia Solutions, Inc. and David Winterburn

Exhibit 11.01  Statement Regarding Computation of Earnings (Loss) per Share

Exhibit 27.01  Financial Data Schedule


------------------
*Confidential treatment has been requested with respect to certain portions of this Exhibit. Such portions have been omitted from this filing and have been filed separately with the Commission.