Form 10-K
period 1998-12-31
INSIGNIA SOLUTIONS PLC
filed 1999-03-31
CIK 1002390

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                         OR,

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FROM THE TRANSITION PERIOD FROM                     TO

                           COMMISSION FILE NUMBER 0-27012

                               INSIGNIA SOLUTIONS PLC
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          ENGLAND AND WALES                            NOT APPLICABLE
   (State or other jurisdiction of                    (I.R.S. employer
    incorporation or organization)                 identification number)

                                  ----------------
          41300 CHRISTY STREET                         INSIGNIA HOUSE
                 FREMONT                             THE MERCURY CENTRE
          CALIFORNIA 94538-3115                  WYCOMBE LANE, WOOBURN GREEN
        UNITED STATES OF AMERICA                 HIGH WYCOMBE, BUCKS HP10 0HH
             (510) 360-3700                            UNITED KINGDOM
                                                      (44) 1628-539500

   (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES AND PRINCIPAL
                                 PLACES OF BUSINESS)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                        NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        ORDINARY SHARES (L0.20 NOMINAL VALUE)

                                   (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $41,974,000 as of March 8, 1999 based upon the closing sale price on the Nasdaq National Market reported for such date. Ordinary shares held by each officer and director and by each person who owns 5% or more of the outstanding Ordinary share capital have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

     As of March 8, 1999, there were 12,737,700 Ordinary shares of L0.20 each nominal value, outstanding.

                                 TABLE OF CONTENTS



PART I                                                                      PAGE
                                                                            ----
         ITEM 1.  BUSINESS ...............................................    3

         ITEM 2.  FACILITIES .............................................   12

         ITEM 3.  LEGAL PROCEEDINGS ......................................   13

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....   13

         ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT ...................   13

PART II.

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS ....................................   14

         ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA ...................   15

         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..........   15

         ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   26

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE ....................   26

PART III.

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .....   27

         ITEM 11. EXECUTIVE COMPENSATION .................................   29

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT .........................................   33

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........   34

PART IV.

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K ....................................   35


PART I

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT") REGARDING THE COMPANY AND ITS BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS OR VARIATIONS OF SUCH WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS IN THIS REPORT. ADDITIONALLY, STATEMENTS CONCERNING FUTURE MATTERS SUCH AS THE DEVELOPMENT OF NEW PRODUCTS, ENHANCEMENTS OR TECHNOLOGIES, PARTICULARLY THE DEVELOPMENT OF JEODE-TM-, THE TIMING OF THE AVAILABILITY OF JEODE, THE JEODE PRODUCT AND SERVICE OFFERINGS, THE REVENUE MODEL AND MARKET FOR JEODE, THE FEATURES, BENEFITS AND ADVANTAGES OF JEODE, INTERNATIONAL SALES, THE AVAILABILITY OF LICENSES TO THIRD-PARTY PROPRIETARY RIGHTS, BUSINESS AND SALES STRATEGIES, MATTERS RELATING TO PROPRIETARY RIGHTS, COMPETITION, YEAR 2000 COMPLIANCE, FACILITIES NEEDS, EXCHANGE RATE FLUCTUATIONS AND THE COMPANY'S LIQUIDITY AND CAPITAL NEEDS AND OTHER STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS.

     ALTHOUGH FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE GOOD FAITH JUDGMENT OF THE COMPANY'S MANAGEMENT, SUCH STATEMENTS CAN ONLY BE BASED ON FACTS AND FACTORS CURRENTLY KNOWN BY THE COMPANY. CONSEQUENTLY, FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM THE RESULTS AND OUTCOMES DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES IN RESULTS AND OUTCOMES INCLUDE WITHOUT LIMITATION THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT. READERS ARE URGED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE OR UPDATE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT ANY EVENT OR CIRCUMSTANCE THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO REVIEW AND CONSIDER CAREFULLY THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT, WHICH ATTEMPTS TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 1--BUSINESS

OVERVIEW

     The Company, which commenced operations in 1986, develops, markets and supports virtual machine technology which enables software applications and operating systems to be run on various computer platforms.

     The Company's principal product line in recent years has been SoftWindows-TM-. This product enables Microsoft Windows ("Windows"-Registered Trademark-) applications to be run on most Apple Computer Inc. ("Apple"-Registered Trademark-) Macintosh computers and many UNIX workstations. Revenues from this product line have been declining since 1995 as a result of two factors. One factor is the declining Macintosh market. The other factor is increased competition which has led to reduced prices and margins. In late 1997, the Company began a strategic review of its business and explored new markets that would leverage the Company's 10 years of emulation software development experience.

     In January 1998, the Company announced its intention to launch a new product line. This product line, called Jeode-TM-, is based on the Company's Embedded Virtual Machine ("EVM"-TM-) technology. Jeode is the Company's implementation of Sun Microsystems, Inc.'s ("Sun") Java technology developed specifically for embedded systems. The Jeode platform is enabled by the Company's EVM and is designed to enable software developers to create reliable, efficient and predictable embedded products. In November 1998, the Company delivered beta versions of the Jeode platform. The product became available for sale in March 1999 and is expected to be the principal product line in 1999 and the foreseeable future.

     Between December 1995 and May 1998, the Company shipped NTRIGUE-TM-, a Windows compatibility client/server product that supported multiple X-terminals, workstation clients, Macintosh computers, PCs, network computers and Net PCs from a Windows NT-based server. The Company disposed of its NTRIGUE technology in February 1998.

PRODUCTS AND SUPPORT

SUMMARY

     In 1998, the Company shipped two principal product lines: SoftWindows and NTRIGUE. In February 1998, the Company disposed of its NTRIGUE technology for $17.687 million. SoftWindows accounted for 92% of revenues in the year.

     The Company derived its revenues from the shipment of products and from offering support services. The majority of revenues are derived from the shipment of products.

     The Company delivered beta versions of its new Jeode product in late 1998. The product has been available for sale since March 16, 1999.

JEODE PLATFORM

     The Company's Jeode product line is a software development system for engineers who build embedded products that are enabled by the Java environment. Embedded systems are specialized pre-programmed computers that run real-time operating systems where the system has to respond to inputs rapidly and predictably. This occurs without taking time to load a program, input data, process data and provide output. The Company believes there are hundreds of companies, developing thousands of embedded products, and delivering millions of units of these various products each year.

     There is a growing demand in the embedded systems market for Java technology because the Java language is simple, robust, object oriented, and multi-threaded--meaning it supports applications that do more than one thing at a time. Among the Java platform's biggest advantages are its "write once, run anywhere" architecture and its ability to deliver virus-free code. In addition, the Java technology platform is interpreted and dynamically extensible and is easy to connect to the Internet. Embedded devices, if programmed in Java technology, could be dynamically downloaded with new functionality over the Internet instead of requiring consumers to purchase an entire new device or taking the device to a repair shop.

     However, existing implementations of Java technology are designed for medium to large computing environments, and do not scale down to meet the resource constraints of embedded systems.

     There is a significant opportunity for Java technology that can scale down to be within the restraints of an embedded system. With the Company's ten years of experience developing virtual machine technology to function under severe systems resource restrictions, the Company is uniquely suited with its technology to transition from the PC compatibility market to the Java market. The Company has leveraged its virtual machine expertise and algorithms and developed its EVM, which is the Company's brand of a Java Virtual Machine. This EVM fits within the constraints of an embedded system. The Company believes its EVM incorporates unique technologies, including adaptive optimizing dynamic compilation and precise, concurrent garbage collection to achieve optimal performance in limited memory embedded devices. Consequently, the Company believes it is in a unique position to take advantage of the opportunity and demand that now exists.

     The Company's Jeode platform is comprised of two primary and complementary components: JeodeRUNTIME and JeodeSUITE. JeodeRUNTIME consists of a highly configurable Jeode EVM and embedded class libraries called JeodeCLASS. These two technologies provide the runtime environment for executing the Java application in the embedded system. JeodeSUITE is used during the development of software for embedded systems, and consists of JeodeBUILD AND JeodeDEBUG. JeodeBUILD provides build-time tools for editing, compiling and browsing Java applications. JeodeDEBUG delivers runtime debug utilities and includes utilities that monitor and analyze memory use and code coverage and also profile performance.

     A vital component of the Company's Jeode platform is the highly configurable and tunable EVM, which optimizes the performance of embedded application software in resource constrained embedded systems. The

Company believes the Jeode platform addresses the specific requirements of embedded developers, making Java technology viable for the embedded systems market for the first time.

     The Jeode platform is available for x86, MIPS, ARM, and Hitachi SH processors, and Windows CE, Windows NT and various UNIX operating systems, with additional processor/operating system platforms planned for introduction later in 1999. The Company also offers various services and will license technology for porting the Jeode platform to other platforms to help developers migrate their applications to their platforms more easily.

     The Company has filed an application with the Patent Office of the United Kingdom for international protection of innovative technologies related to the Jeode platform.

SOFTWINDOWS

     SoftWindows, the Company's principal product line for 1998, is a software-based, Windows and MS-DOS compatibility solution first introduced by the Company in December 1993. This product line enables Apple, Sun, HP and IBM UNIX workstation customers to run Windows applications. Windows is pre-installed and ready to run.

     The Company also offers RealPC, a low cost software product that allows consumers to play games and other applications designed for Intel-based PCs on their Power Macintosh computers. This product was first introduced in September 1997.

     SoftWindows is integrated with the host environment and has many features that make it easy for the user to operate in both the Windows and the host environment simultaneously on a Macintosh or UNIX platform.

     SoftWindows has advanced networking support, supporting multiple network protocols and topologies. SoftWindows works cooperatively with the host operating system so that SoftWindows can share the network card. On a supported LAN, a Macintosh with SoftWindows appears like a PC to a server or to other computers.

NTRIGUE

     In December 1995, the Company introduced and began shipping NTRIGUE, a Windows compatibility client/server product that supports multiple X-terminals, workstation clients, Macintosh computers, PCs, network computers and NetPCs from a Windows NT-based server. NTRIGUE is built upon Citrix Systems Inc.'s ("Citrix") WinFrame product.

     In February 1998, the Company sold its NTRIGUE technology to Citrix. Under the arrangement, Citrix acquired the Company's X-11 technology, Keoke technology, Macintosh and UNIX ICA clients and all NTRIGUE modifications and enhancements to WinFrame.

     The Company discontinued selling NTRIGUE in May 1998, but provided technical support to its existing NTRIGUE customers through September 1998.

SUPPORT - JEODE PLATFORM

          The Company offers both pre and post sales support to its Jeode customers. Pre sales support is free. Each customer is required to commit to at least one year of annual maintenance which will entitle the customer to receive standard support, including: web-based support, access to FAQs, on-line publications and documentation, email assistance, limited telephone support, and critical bug fixes and product updates (collective bug fixes and minor enhancements). Annual maintenance is also required during the time that the customer is developing and/or shipping products that include any of the Jeode technology.

SUPPORT - SOFTWINDOWS

     The Company offers each SoftWindows customer 30 days of free first line technical support through Startek, a third party support organization. The Company provides second line support to Startek. The Company also provides free SoftWindows technical support through on-line services such as America Online and CompuServe, Internet e-mail, a Worldwide Web server, an electronic bulletin board and a 24-hour facsimile response service.

DEPENDENCE ON JEODE REVENUE

     In 1998, the Company derived 92% of its revenue from its SoftWindows product line. However, since 1995, revenues and margins from SoftWindows have been declining, primarily as a result of competitive pricing pressure. Revenues and margins on the SoftWindows product line are at a level where the Company's future can no longer depend on them.

     The Company is entering the embedded systems market for the first time with its Jeode product. There can be no assurance that the Jeode product line will achieve or sustain acceptance by the marketplace or provide the desired revenue levels. Any errors or "bugs" found in Jeode after commercial shipment could result in loss of or delay in market acceptance of the new product. In addition, the Company intends to develop additional functionality for Jeode in 1999, particularly to provide compatibility with additional processor/operating platforms. There can be no assurance that the Company will successfully and timely complete development of these enhancements to the Jeode product line. The inability of the Company, due to resource constraints, technological or other reasons, to market and enhance the Jeode product in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

SALES AND MARKETING

JEODE PRODUCTS

     Jeode customers are expected to be original equipment manufacturers ("OEMs") of embedded devices located primarily in North America, Europe and Japan. The Company has established a specialized direct sales force to sell the Jeode product line in North America and Europe. The Company plans to open a Japanese sales office in 1999. Currently, members of the North American sales force regularly visit potential customers in Japan. The Company is also assisted in developing business relations in Japan by Japan Entry, a third party consulting company. The Jeode product line revenue model is based on OEM customer transactions. The timing of such transactions is difficult to predict and revenues may vary significantly from quarter to quarter as a result. The failure to conclude a substantial OEM transaction during a particular quarter can have a material adverse effect on the Company's revenues and results of operations.

     MARKETING. There are many different markets for embedded products. According to a December 1997 survey and analysis conducted by Venture Development Corporation the market for embedded software tools and run-times will approach $1.15 billion in 1999, and will grow to approximately $1.9 billion in 2002. Embedded systems incorporating Java-based tools and run-times currently represent only a minimal portion of this market. However, many developers have expressed their desire to use a viable implementation of Java technology, and embedded systems using Java-based tools and run-times are expected to grow rapidly over the next few years.

     The Company is initially concentrating on selling to markets that it believes will be early adopters of this technology. These early adopters include manufacturers of smart cell phones, personal digital assistant (PDA's), handheld PC's (HPC's), mass storage devices and car navigation systems.

     MARKET ACCEPTANCE. The Company's performance depends upon sales of products within the Jeode product line, which is a new product. There can be no assurance that the Company's Jeode product will achieve or sustain acceptance by the marketplace or provide the desired revenue levels. The failure of the Jeode product to provide an adequate level of performance and functionality, or the lack of market acceptance of this product for any reason, would have a material adverse effect on the Company's business, financial condition and results of operations.

     If the Jeode product is successful and developed on a timely basis, the Company will be required to further develop direct sales channels in the embedded systems market and to hire and train more direct sales personnel. For example, the Company plans to open a sales office in Japan during 1999. Competition for qualified sales personnel is intense and there can be no assurance that the Company will be able to attract the personnel needed to market and sell products in the embedded systems market. The Company anticipates increased operating expenses as it introduces the product and develops the organization to market, sell and support the product, before any revenue is recognized from sales of the product.

     SALES CYCLE. The sales model for the Jeode product line is different from that of prepackaged consumer software. The Company must develop a direct sales organization to convince OEMs to design the Company's products into their embedded systems. The sales cycle for an embedded systems design-win can range from six months to a year. Customers make product decisions only after extensive product review and hands-on evaluation. Because customers in the embedded systems market tend to remain with the same vendor over time, the Company believes that it must devote significant resources to each potential sale. To the extent potential customers do not design the Company's products into their systems, the resources the Company has devoted to the sales prospect would be lost.

     International operations are subject to a number of risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing operations, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of laws and political and economic instability. In addition, fluctuations in exchange rates could affect demand for the Company's products. If for any reason exchange or price controls or other currency restrictions are imposed, the Company's business, financial condition and results of operations could be materially adversely affected. The Company plans to market its Jeode product line to embedded systems manufacturers in Japan. Economic conditions in Japan generally, as well as fluctuations in the value of the Japanese yen against the U.S. dollar and British pound sterling could have a negative effect on the Company's revenues and results of operations. As the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

SOFTWINDOWS

     The Company sells SoftWindows through a multiple channel distribution system that currently includes distributors and resellers.

     DISTRIBUTOR AND RETAIL SALES. The Company has established a worldwide two-tier distribution channel for its SoftWindows products. Its distributor relationships include Sun, Ingram Micro and Merisel in North America, Sun and HP Germany in Europe and Mitsubishi Corporation ("Mitsubishi") in Japan. Certain of these distributors, in turn, sell to major retailers such as CompUSA, Fry's and MicroCenter. In addition, the Company's products are carried by major national Macintosh catalog channels, such as MacWarehouse and MacConnection.

     During 1998, the Company had a distribution arrangement with Sun, under which Sun could market and distribute SoftWindows on selected configurations of its platforms to provide compatibility benefits on these platforms. This agreement expired on December 31, 1998, and is unlikely to be renewed.

     Sales to distributors represented approximately 92%, 42% and 40% of the Company's total revenues in 1998, 1997 and 1996, respectively. Sales to Sun and Ingram Micro U.S. each accounted for 27% of total revenues in 1998.
Sales to Mitsubishi accounted for 12% of total revenues in 1996. No other distributor accounted for 10% or more of the Company's total revenues in 1998, 1997 or 1996. In 1998, the majority of the Company's sales through the distributor channel were Macintosh products. Mitsubishi, Ingram Micro and the Company's other distributors carry multiple product lines and could reduce their support of the Company's products in favor of a competitive product or for any other reason. There can be no assurance that Mitsubishi, Ingram Micro or any other distributor of the Company's products will continue to purchase the Company's products or provide adequate levels of support.

     In addition, the Company has limited control over the extent to which products sold to distributors and resellers are sold through to end-users. The Company provides sales returns provisions based on the Company's estimates of expected sell-through by distributors and resellers of its products. Actual results could differ from these estimates.

     OEM BUNDLING. In prior years the Company participated in a number of OEM bundling arrangements. In 1998 the Company did not participate in any OEM arrangements, and consequently did not receive any revenue from such arrangements. In 1997 and 1996 license revenues from OEMs represented 27% and 24%, respectively, of the Company's total revenues. Sales to SGI represented 19% and 14% of the Company's total revenues in 1997 and 1996, respectively.

     INTERNATIONAL SALES. Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 24%, 27% and 31% of total revenues in 1998, 1997 and 1996, respectively. The Company's European headquarters is located in the United Kingdom. The North American sales organization is responsible for the remainder of the world, including Asia, Australia and South America.

     The Company offers its latest SoftWindows products in English and Japanese. The Company has an agreement with Mitsubishi under which Mitsubishi assists the Company in localizing its products and distributes the Japanese language version of SoftWindows for Power Macintosh. The Company has limited experience in adapting its software for certain non-English speaking markets, particularly where there are double-byte computer languages and where an alphabet is not intrinsic to the language, and there can be no assurance that the Company's efforts to adapt its products for such markets will be successful.

STRATEGIC ALLIANCES

JEODE PLATFORM

     A key component of the Company's Jeode product line strategy involves a strategic alliance with Sun. In the first quarter of 1999, the Company signed a five-year agreement with Sun under which Sun established the Company as a Sun authorized Virtual Machine provider. The agreement also authorizes immediate access to the Java compatibility test suite and the Java technology source code. The agreement includes technology sharing and compatibility verification.

     Under the agreement, the Company will pay Sun a per unit royalty on each Jeode-enabled embedded product shipped by the Company's customers, plus a royalty on all development licenses put in place between the Company and its customers.

SOFTWINDOWS

     A key component of the Company's SoftWindows business involves agreements with Microsoft and major UNIX system vendors.

     MICROSOFT DISTRIBUTION AGREEMENT. Since 1988, the Company has licensed first MS-DOS, and later Windows, from Microsoft. Under the Company's current agreement with Microsoft ("the Microsoft Distribution Agreement"), Microsoft granted to the Company a non-exclusive, worldwide license to reproduce, adapt and distribute the currently available versions of Windows that are included as a component of the Company's products. The Company pays Microsoft a per unit royalty for copies of the Company's products sold that include a version of Windows. The current royalty amounts are based upon certain estimates of the volume of the Company's sales of SoftWindows. The current Microsoft Distribution Agreement expires on September 30, 1999. Termination or expiration without renewal of the Microsoft Distribution Agreement would result in the inability of the Company to sell its SoftWindows products. Microsoft has audit rights to inspect the Company's records related to royalties paid under the Microsoft Distribution Agreement. In January 1999, Microsoft commenced an audit of the royalties the Company paid in 1997 and 1998. The Company has not been notified of the outcome of the audit. It is possible, however, that Microsoft could claim underpayment of royalties by the Company. If Microsoft claims a discrepancy over $10,000, the Company would be obligated under the Microsoft Distribution

Agreement to reimburse Microsoft for the cost of the audit. In addition, the Microsoft Distribution Agreement provides for an additional royalty of 25% of the royalty due for each unreported unit that is over 5% of the number of units reported.

     MICROSOFT SOFTWARE TRADEMARK LICENSE. Microsoft has granted the Company a non-exclusive, non-transferable personal license to use the trademark "SoftWindows" during the term of the Microsoft Distribution Agreement.

     MICROSOFT SOURCE CODE AGREEMENT. Effective May 4, 1993, the Company entered into an agreement with Microsoft ("the Source Code Agreement"), under which Microsoft granted the Company access to the source code for certain then current and future versions of Windows and the right to enhance and compile Windows using this source code to produce optimized versions of Windows for specified operating systems. Under the Source Code Agreement, the Company licensed such rights to the source code for both Windows 3.11 and Windows95. All modifications that the Company made to Windows were assigned to Microsoft. However, Microsoft agreed not to use or to license others to use such modifications in a standalone emulation product that competes directly with the Company's emulation business. The Source Code Agreement expired in May 1996, except that the Source Code Agreement provided that the Company maintained the right to use the licensed source code until May 30, 1998 for product support purposes. The Company has not entered and does not anticipate that it will enter into a renewal or replacement of the Source Code Agreement for future Windows products. The Company has developed an alternative approach to the code in the Company's products for future versions of Windows. SoftWindows 98 was developed using this alternative approach.

     The distribution and license rights that Microsoft has granted to the Company are non-exclusive. Microsoft has granted to other companies certain rights to its Windows source code. The Company is aware of at least one of these Microsoft licensees that currently offers a product that competes directly with SoftWindows. There can be no assurance that Microsoft will not grant to other competitors or potential competitors of the Company rights to Microsoft technology similar to or more extensive than the rights Microsoft has granted to the Company.

          SUN DISTRIBUTION AGREEMENT. In December 1997, the Company signed a distribution agreement with Sun (the "Sun Distribution Agreement") under which Sun agreed to offer SoftWindows95 as an option for its Ultra Workstation customers. In January 1998, Sun introduced two new low-priced, power desktop systems, the Ultra 5 and Ultra 10 workstations, and a new high-end workstation, the Ultra 60. Under the Sun Distribution Agreement, Sun agreed to sell the Company's version of SoftWindows95 for the Solaris-Registered Trademark-operating system as an option for Ultra customers. SoftWindows95 for Solaris also runs on the new UltraSPARC-Registered Trademark- IIi processor-based workstations. This agreement expired on December 31, 1998 and has not been renewed.

COMPETITION

JEODE PRODUCTS

     The markets in which the Company competes are characterized by rapid technological change and aggressive competition. The Company believes that the embedded systems marketplace has hundreds of companies, developing thousands of embedded products, and delivering millions of units of these various products each year. The Company believes the Jeode platform addresses the specific requirements of embedded developers, making Java technology viable for this market for the first time. The Jeode product line is targeted to the emerging Java-based embedded products marketplace, which is rapidly changing and is characterized by an increasing number of new entrants whose products compete with the product under development by the Company. Competitors in the Java-based embedded products market, such as Sun, HP, Integrated Systems, Inc. and Wind River Systems, Inc., have significantly greater resources than the Company. Moreover, much of the industry infrastructure supporting the product under development by the Company for this market is new and evolving, and it is difficult to predict the future growth of this market. It is possible that a viable market for the Company's Jeode product will not develop or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's new product does not achieve or sustain market acceptance, the Company's business, financial condition and results of operations would be materially affected.

SOFTWINDOWS

     SoftWindows competes primarily with three compatibility solutions: purchasing an additional personal computer, installing certain types of software and/or installing a PC compatibility hardware card. The Company's SoftWindows revenues and margins have declined significantly in recent years primarily as a result of these competitive alternatives.

     The availability of low-cost PCs has led users in many organizations to purchase a PC in addition to their Macintosh computer or Unix workstation for those situations in which they must operate in the organization-wide PC network.

     In June 1997, Connectix Corporation introduced a software product, Virtual PC, that competes against SoftWindows for the Macintosh. The Company accordingly reduced its prices for SoftWindows for the Macintosh, and in September 1997 introduced a new product, RealPC, to compete against Virtual PC. RealPC is a low cost software product that allows consumers to play DOS-based games and other applications designed for Intel-based PCs on their Power Macintosh computers.

     In addition, demand for the Company's SoftWindows products for Macintosh computers has declined as a result of decreased demand for Macintosh computers and price competition.

     In the UNIX market, the Company faces competition from products such as WinCenter Pro from NCD, Inc., WinDD from Tektronix, Inc., HP500 from HP, WinFrame from Citrix and NTerprise from Exodus. There can be no assurance that these or new competitors will not introduce improved products in the future.

PRODUCT DEVELOPMENT

     In January 1998, the Company announced it was developing an EVM for the emerging Java-based embedded products marketplace. The new Jeode product is based upon the Company's virtual machine technology and is geared toward providing current embedded systems developers with a feature-rich EVM that is supported by tools compatible with embedded system environments, such as configuration and remote debugging tools. In November 1998, the Company delivered beta versions of the Jeode product. The Company released Jeode in March 1999. The Company intends to develop additional functionality for Jeode in 1999, particularly to provide compatibility with additional processor/operating platforms. Product development is subject to a number of risks, including development delays, product definition, marketing and competition. It is possible that development of the enhancements to the Company's Jeode product will not be completed in a timely manner and, even if they are developed, that the product line will not achieve or maintain customer acceptance. The failure of the Company to commercialize its virtual machine technology successfully and in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company must continually change and improve its products in response to changes in operating systems, application software, computer hardware, networking software, programming tools and computer language technology. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. For example, the Company has had to respond to the decline in the Macintosh market. In addition, performance of the Company's SoftWindows products depends upon the performance of the underlying hardware and software platforms. If the performance of these underlying platforms does not improve over time at a rate at least equal to the rate of performance improvements of the platforms that the Company's products emulate, then the Company's products may be rendered unmarketable.

     The Company's success will depend upon its ability on a timely and cost-effective basis to enhance its current products and to develop new products that meet changing market conditions, which consist of changing customer needs, new competitive product offerings, emerging industry standards and changing technology. For example, the Company's performance depends upon timely development and sale of its Jeode product line. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis or at all, fully functional and compatible product enhancements or new products that respond to changing market conditions, or that its new products will be accepted by customers. In the past, the Company has experienced material delays and materially increased expenses in adapting its compatibility software to address specific changes in the operating systems, application software and hardware platforms that the Company's products support. Any failure by the Company to anticipate or respond adequately to changing market conditions, or any significant delays in the development or introduction of additional functionality for Jeode, would have a material adverse effect on the Company's business, financial condition and results of operations.

     In 1998, 1997 and 1996, the Company spent approximately $6.2 million, $9.1 million and $10.6 million, respectively, on Company-sponsored research and development. At December 31, 1998, the Company had 47 full-time employees engaged in research and development, all of whom were located at the Company's facility in the United Kingdom. The geographic distance between the Company's engineering personnel in the United Kingdom on the one hand and the Company's principal offices in California and its primary markets in the United States on the other hand has in the past led and could in the future lead to logistical and communication difficulties. To address these issues, the Company has upgraded its communications infrastructure, which includes high-speed data and telephone lines and improved e-mail and other communications systems. There can be no assurance, however, that the geographic and cultural differences between the Company's United States and United Kingdom personnel and operations will not result in problems that materially adversely affect the Company's business, financial condition and results of operations. Further, because the Company's research and development operations are located in the United Kingdom, its operations and expenses are directly affected by economic and political conditions in the United Kingdom.

     Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in the Company's products after commencement of commercial shipments. The occurrence of such errors, particularly with respect to Jeode, could result in loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

ENGLISH CORPORATION

     The Company is incorporated under English law. One of the Company's executive officers and one of its directors reside in England. All or a substantial portion of the assets of such persons, and a significant portion of the assets of the Company, are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against them or against the Company, in United States courts, judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States. There is doubt as to the enforceability in England, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon United States securities laws. In addition, the rights of holders of Ordinary Shares and, therefore, certain of the rights of ADS holders, are governed by English law, including the Companies Act 1985, and by the Company's Memorandum and Articles of Association. These rights differ in certain respects from the rights of shareholders in typical United States corporations.

EMPLOYEES

     As of December 31, 1998, the Company employed 89 regular full-time persons, comprising 18 in sales, marketing and related staff activities, 47 in research and development and 24 in management, manufacturing, administration and finance. Of these, all research and development employees, 3 sales and marketing employees and 9 administration and finance employees are located in the United Kingdom. None of the Company's employees is represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

     As part of the Company's disposal of its NTRIGUE technology in February 1998, 45 employees located in the United Kingdom were transferred to Citrix. Of these, 43 were research and development employees and 2 were in administration and finance.

     The Company's success depends to a significant degree upon the continued contributions of members of the Company's senior management and other key research and development, sales and marketing personnel. The loss of any of such persons could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its future success will depend upon its ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel, the competition for whom is intense. In particular, the Company must recruit and retain marketing and sales personnel with expertise in embedded systems. There can be no assurance that the Company will be successful in attracting and retaining such personnel, and the failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

PROPRIETARY RIGHTS

     The Company relies on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. The Company holds one United States patent and one European patent on its SoftWindows technology and has filed in the United Kingdom an application for innovative technologies incorporated into its Jeode platform. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, consultants, distributors and corporate partners, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise to obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. The Company licenses technology from Sun, Microsoft and various other third parties.

     The Company may, from time to time, receive communications in the future from third parties asserting that the Company's products infringe, or may infringe, on their proprietary rights. There can be no assurance that licenses to disputed third-party technology would be available on reasonable commercial terms, if at all. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation is determined in favor of the Company. In the event of an adverse ruling in any such litigation, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition and results of operations would be adversely affected. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time consuming and expensive to defend or prosecute and to resolve.

ITEM 2--FACILITIES

     The Company's headquarters and principal management, sales and marketing and support facility is located in Fremont, California, and consists of approximately 18,400 square feet under a lease that will expire in February 2003. The Company's principal European sales, research and development and administrative facility is located in High Wycombe, in the United Kingdom, and consists of approximately 10,700 square feet under a lease that will expire in August 2013. During 1998, the Company sub-let until March 2002 facilities it formerly occupied in the United Kingdom, on substantially the same terms as those applied to the Company. The Company's lease on the subleased premises expires in September 2017, except that with seven months' notice the Company can terminate the lease in September 2002, 2007 and 2012. During 1997, the Company vacated its Boston, Massachusetts facility. In January 1998, the Company sublet this facility through August 2001, the month the Company's lease on the facility expires. The Company also leases a sales office in Issy-les-Moulineaux, France. The Company does not anticipate expanding the size of its facilities in California, the United Kingdom or France in the foreseeable future. The Company plans to lease a sales and support office in Japan in 1999, specifically to meet the needs of potential Japanese Jeode customers.

ITEM 3--LEGAL PROCEEDINGS

     None

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 4A--Executive Officers of the Registrant

   The executive officers of the Company as of March 31, 1999 are as follows:


NAME                    AGE    POSITION
----                    ---    --------
Richard M. Noling....    50    President, Chief Executive Officer, and Director

Stephen M. Ambler....    39    Chief Financial Officer, Company Secretary and a
                               Senior Vice President

George Buchan........    46    Senior Vice President of Engineering and UK
                               General Manager

Ronald C. Workman....    44    Senior Vice President of Marketing


     Richard M. Noling was named President and Chief Executive Officer and a director of the Company in March 1997. He also served as Chief Financial Officer, Senior Vice President of Finance and Operations and Company Secretary between April 19, 1996 and October 1, 1997 and Chief Operations Officer between February and March 1997. From August 1995 to February 1996, Mr. Noling was Vice President and Chief Financial Officer at Fast Multimedia, Inc., a German-based computer software and hardware developer. From November 1994 to August 1995, he was Chief Financial Officer for DocuMagix Inc., a personal paper management software company. From June 1991 to October 1994, Mr. Noling served as Senior Vice President and Chief Financial Officer for Gupta Corporation. He received a Bachelor of Arts degree in aerospace and mechanical engineering science from the University of California (San Diego) in 1970. He received an M.A. degree in theology from the Fuller Theological Seminary in 1972, and an M.S. degree in business administration in 1979 from the University of California (Irvine).

     Stephen M. Ambler is Chief Financial Officer, Company Secretary and a Senior Vice President of the Company. He joined the Company in April 1994 as Director of Finance and Administration, Europe. In April 1997, he was appointed Worldwide Corporate Controller and became Chief Financial Officer, Company Secretary and a Vice President in October 1997. He became a Senior Vice President in January 1999. Prior to joining the Company Mr. Ambler served as Financial Controller and Company Secretary at Ampex Great Britain Limited and before that served as Finance Director at Carlton Cabletime Limited in Newbury, England between May 1988 and December 1992. Mr. Ambler is a member of the Institute of Chartered Accountants in England and Wales.

     George Buchan is Senior Vice President of Engineering and UK General Manager for the Company. He joined the Company in September 1991 as Development Manager, was appointed Vice President of Engineering in July 1992 and was appointed Senior Vice President and UK General Manager in September 1993. Before joining the Company, Mr. Buchan was with Prime Computer UK, a computer systems company, as Manager of the customer support center from June 1980 to August 1991. Mr. Buchan has been involved in high technology companies for more than 25 years in general and technical management positions in the project management and UNIX areas. He graduated from Aberdeen University, Scotland in 1974 with a Bachelors degree in pure mathematics.

     Ronald C. Workman is Senior Vice President of Marketing for the Company. He joined the Company in July 1998. Before joining the Company, Mr. Workman served as Vice President of Marketing from January 1998 to June 1998 at Cygnus Systems, Inc., an embedded systems software tools company. From June 1989 to December 1997 Mr. Workman was employed at Mentor Graphics Inc., an embedded systems software tools and real time operating company, serving in several roles, including Vice President and Business Unit Manager of their run time solutions business unit and Vice President VAR/OEM sales. Mr. Workman has been involved in high technology companies for more than 20 years in sales, marketing and engineering positions. He graduated from California Polytechnic State University with a Bachelors degree in Biological Sciences in 1977.

                                   PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF ORDINARY SHARES

     The Company's American Depositary Shares ("ADSs"), each ADS representing one Ordinary Share, have been traded on the Nasdaq National Market under the symbol INSGY since the Company's initial public offering in November 1995. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's ADSs as reported by Nasdaq:

               1997                     HIGH            LOW
               ----                     ----            ---
               First Quarter            $4.93          $1.68
               Second Quarter           $3.18          $1.43
               Third Quarter            $3.75          $2.00
               Fourth Quarter           $3.00          $2.00

               1998                     HIGH            LOW
               ----                     ----            ---
               First Quarter            $2.62          $1.00
               Second Quarter           $2.06          $0.94
               Third Quarter            $1.31          $0.50
               Fourth Quarter           $2.00          $0.56


     As of December 31, 1998, there were approximately 142 holders of record of the Company's Ordinary Shares and ADSs, excluding holders of ADSs whose ADSs are held in nominee or street name by brokers.

DIVIDENDS

     The Company has not declared or paid any cash dividends on its ordinary shares. The Company anticipates that it will retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Any payment of dividends would be subject, under English law, to the Companies Act 1985, and to the Company's Articles of Association, and may only be paid from the retained earnings of Insignia Solutions plc, determined on a pre-consolidated basis. As at December 31, 1998 Insignia Solutions plc had a deficit of $10,635,000 on a pre-consolidated basis.

ITEM 6--SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)

                                                                                   YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------------------------
                                                                  1998           1997          1996        1995        1994
                                                               ------------   ------------  ----------- ----------- -----------
STATEMENT OF OPERATIONS DATA

Net revenues                                                     $  14,096      $  38,869    $  44,246   $  55,095   $  39,361
Cost of net revenues                                                 9,375         17,062       17,415      14,912      11,260
                                                               ------------   ------------  ----------- ----------- -----------
Gross profit                                                         4,721         21,807       26,831      40,183      28,101
                                                               ------------   ------------  ----------- ----------- -----------

Operating expenses:
       Sales and marketing                                           7,946         15,804       21,782      19,118      12,540
       Research and development                                      6,228          9,129       10,613       9,822       5,508
       General and administrative                                    4,213          6,761        6,268       4,615       3,995
       Restructuring                                                     -          1,995            -           -           -
                                                               ------------   ------------  ----------- ----------- -----------
Total operating expenses                                            18,387         33,689       38,663      33,555      22,043
                                                               ------------   ------------  ----------- ----------- -----------

Operating income (loss)                                            (13,666)       (11,882)     (11,832)      6,628       6,058
Interest and other income (expense), net                            15,871            504        1,396         882        (103)
                                                               ------------   ------------  ----------- ----------- -----------

Income (loss) before income taxes                                    2,205        (11,378)     (10,436)      7,510       5,955
Provision (benefit) for income taxes                                 1,783           (720)         330       2,253       1,200
                                                               ------------   ------------  ----------- ----------- -----------
Net income (loss)                                                $     422      $ (10,658)   $ (10,766)  $   5,257   $   4,755
                                                               ------------   ------------  ----------- ----------- -----------
                                                               ------------   ------------  ----------- ----------- -----------

Net income (loss) per share:
 Basic                                                           $   (0.03)     $   (0.91)   $   (0.95)  $    1.31   $    2.48
                                                               ------------   ------------  ----------- ----------- -----------
                                                               ------------   ------------  ----------- ----------- -----------
 Diluted                                                         $   (0.03)     $   (0.91)   $   (0.95)  $    0.45       $0.47
                                                               ------------   ------------  ----------- ----------- -----------
                                                               ------------   ------------  ----------- ----------- -----------
Weighted average shares and share equivalents
 Basic                                                               12,159         11,690      11,342       4,010       1,919
                                                               ------------   ------------  ----------- ----------- -----------
                                                               ------------   ------------  ----------- ----------- -----------
 Diluted                                                             12,378         11,690      11,342      11,635      10,189
                                                               ------------   ------------  ----------- ----------- -----------
                                                               ------------   ------------  ----------- ----------- -----------

BALANCE SHEET DATA AT DECEMBER 31,                                    1998           1997         1996        1995        1994
-------------------------------------------------------------- ------------   ------------  ----------- ----------- -----------

Cash, cash equivalents and short-term investments                $  16,334      $  14,461    $   21,772  $   36,999  $   14,218
Working capital                                                      9,712          7,816        15,777      25,673       3,518
Total assets                                                        21,011         25,457        34,571      47,782      19,491
Long-term obligations under capital leases                               -            111           259         307         387
Total shareholders' equity                                          11,418         10,523        20,215      30,398       6,508


ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE MATTERS SUCH AS GROSS PROFIT, GROSS MARGINS, SPENDING LEVELS, INTERNATIONAL OPERATIONS, RESTRUCTURING BENEFITS AND CAPITAL NEEDS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS AND OUTCOMES DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES IN RESULTS AND OUTCOMES INCLUDE WITHOUT LIMITATION THOSE DISCUSSED BELOW AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT.

OVERVIEW

     The Company, which commenced operations in 1986, develops, markets and supports virtual machine technology which enables software applications and operating systems to be run on various computer platforms.

     In January 1998, the Company announced its intention to launch a new product line. This product line, called Jeode, is based on the Company's EVM technology. Jeode is the Company's implementation of Sun's Java technology developed specifically for embedded systems. The Jeode platform is enabled by the Company's EVM and is designed to enable software developers to create reliable, efficient and predictable embedded products. In November 1998, the Company delivered beta versions of the Jeode platform. The product is available for sale and is expected to be the principal product line in 1999 and the foreseeable future.

     In December 1993, the Company introduced its Windows product line, SoftWindows, which enables Windows applications to run on Apple Macintosh computers and most UNIX workstations. The SoftWindows product line has accounted for a substantial portion of the Company's revenue. However, revenue generated by SoftWindows has been diminishing since 1995 and future substantial revenues are not expected. The following table lists the SoftWindows product releases from 1993 through 1998.


          Year                        Product name:                   Emulation software for:
---------------------------------------------------------------------------------------------------
         1993                       SoftWindows 1.0                   Macintosh and UNIX
         1995                       SoftWindows 2.0                   Macintosh and UNIX
         1996                       SoftWindows 3.0                   Power Macintosh
         1996                       SoftWindows95                     Power Macintosh
         1997                       SoftWindows95 4.0                 Power Macintosh and UNIX
         1997                       RealPC                            Power Macintosh
         1998                       SoftWindows95 5.0                 Power Macintosh
         1998                       SoftWindows 98                    Power Macintosh

     In December 1995, the Company introduced and started shipping NTRIGUE, a Windows compatibility client/server product that supports multiple X-terminals, workstation clients, Macintosh computers, PCs and network computers from a Windows NT-based server. In February 1998, the Company disposed of its NTRIGUE technology.

     The Company's operations outside of the United States are primarily in the United Kingdom, where the majority of the Company's research and development operations and its European sales activities are located. The Company distributes its SoftWindows product through independent distributors. The Company's revenues from customers outside the United States are derived primarily from Europe and Asia and are generally affected by the same factors as its revenues from customers in the United States. The operating expenses of the Company's operations outside the United States are mostly incurred in Europe and relate to its research and development and European sales activities. Such expenses consist primarily of ongoing fixed costs and consequently do not fluctuate in direct proportion to revenues. The Company's revenues and expenses outside the United States can fluctuate from period to period based on movements in currency exchange rates. Historically, movements in currency exchange rates have not had a material effect on the Company's revenues.

     The Company operates with the United States dollar as its functional currency, with a majority of revenues and operating expenses denominated in dollars. Although the Company engages in short-term currency option and forward exchange contracts in order to hedge short-term pound sterling net cash flows, pound sterling exchange rate fluctuations against the dollar can cause European revenues and United Kingdom expenses, which are translated into dollars for financial statement reporting purposes, to vary from period-to-period.

DISPOSAL OF NTRIGUE TECHNOLOGY

     On February 5, 1998 the Company completed the disposal of its NTRIGUE technology to Citrix for $17.687 million. As part of the disposal, the Company transferred 45 employees to Citrix, of which 43 were development engineers.

     Under the terms of the disposal agreement $8.937 million was paid to the Company in cash on February 5, 1998, and the remainder is being held in escrow for the sole purpose of satisfying any obligations to Citrix arising from or in connection with an event against which the Company would be required to indemnify Citrix. Of this amount, Citrix released $2.5 million to the Company in February 1999.

     In January 1999 the Company received an indemnity claim from Citrix for an amount estimated by Citrix to not exceed $6.25 million. The claim is based on a declaratory relief action that Citrix filed against GraphOn Corp. ("GraphOn") in November 1998 in the United States District Court, Southern District of Florida. Citrix' action against GraphOn seeks a declaratory judgement that Citrix does not infringe any GraphOn proprietary rights and that Citrix has not misappropriated any trade secrets or breached an agreement to which GraphOn is a party. Citrix filed the action in response to and to resolve unsubstantiated assertions first made by GraphOn, and disclosed to Citrix in January 1998, that the Company used GraphOn confidential information to develop certain of the Company's products, possibly including products the Company sold to Citrix in February 1998. GraphOn has not filed an action against either the Company or Citrix relating to its assertions and the Company believes such assertions by GraphOn are without merit or basis. Accordingly, the Company intends to contest Citrix' indemnity claim.

REVENUES


                                                        1998            1997            1996
--------------------------------------------------------------------------------------------------
                                                                   (In thousands)
 License revenue                                      $ 12,998        $ 36,744        $ 40,102

 Service revenue                                         1,098           2,125           4,144
--------------------------------------------------------------------------------------------------

 Total revenues                                       $ 14,096        $ 38,869        $ 44,246
--------------------------------------------------------------------------------------------------

     The Company derives its revenues from the sale of packaged software products and annual maintenance contracts, and in 1997 and 1996, from royalties received from bundling agreements with OEMs and customer-funded engineering activities under OEM contracts. Revenues from the sale of packaged products and royalties received from OEMs are classified as license revenue, while revenues from customer-funded engineering activities and annual maintenance contracts are classified as service revenue.

     In 1998, the Company shipped two principal product lines: SoftWindows and NTRIGUE. Total revenues and license revenues declined 64% and 65%, respectively in 1998 compared to 1997. In 1998, total revenues from SoftWindows for Macintosh declined 40% compared to 1997 primarily as a result of increased competition and resulting price reductions of the product and declining market share for Apple Macintosh compatible computers. In 1998, 1997 and 1996, license revenue from the sale of the Company's products for Macintosh computers accounted for 52%, 32% and 39% of total revenues, respectively.

     The Company expects its Jeode product line to generate revenue in 1999. Revenue from the Jeode product line will initially be derived from three main sources: the sale of a development license, the sale of annual maintenance and support, and a commercial use royalty based on shipments of products that include Jeode technology.

     UNIX total revenues declined 55% in 1998 compared to 1997 as a result of a decline in the number of large OEM transactions. In 1998, 1997 and 1996 total revenues from the Company's product for UNIX computers accounted for 40%, 32% and 34% of total revenues, respectively.

     Total NTRIGUE revenues declined 93% in 1998 compared to 1997 as a result of the disposal of the product line. In 1998, 1997 and 1996 total revenues from the Company's NTRIGUE products accounted for 7%, 34% and 16% of total revenues, respectively.

     Service revenues in 1998 declined 48% compared to 1997, primarily because the Company performed fewer customer-funded engineering activities than in the previous year. Similarly, in 1997, service revenues declined 49% compared to 1996.

     The Company distributes its SoftWindows and RealPC packaged products within the United States and internationally through distributors and resellers and, in 1997 and 1996, also through OEMs. The Company offers certain return privileges to its customers including product exchange privileges and price protection. The Company recognizes revenues from packaged products upon shipment with provisions for estimated future returns, exchanges and price protection being recorded as a reduction of total revenues. A significant portion of the Company's revenue in 1997 and 1996 was derived from large OEM customer transactions, particularly in the UNIX and NT-related product lines.

     Sales to distributors representing more than 10% of total revenue in each period accounted for the following percentages of total revenue.


                                                        1998            1997            1996
--------------------------------------------------------------------------------------------------
Ingram Micro                                            27%                *              *
Sun Microsystems                                        27%               -%             -%
Silicon Graphics                                         -%              19%            14%
Mitsubishi                                              11%                *            12%
--------------------------------------------------------------------------------------------------

All Distributors                                        92%              42%            40%
--------------------------------------------------------------------------------------------------

     *Less than 10%

     Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 24%, 27% and 31% of total revenues in 1998, 1997 and 1996, respectively. Movements in currency exchange rates did not have a material impact on total revenues in 1998, 1997 or 1996. However, there can be no assurance that movements in currency exchange rates will not have a material adverse effect on the Company's future revenues and results of operations.

COST OF REVENUES AND GROSS MARGIN


                                                        1998              1997            1996
----------------------------------------------------------------------------------------------------
                                                         (In thousands, except percentages)
Cost of license revenue                                $ 8,329          $ 15,068        $ 14,814

Gross margin: license revenue                              36%               59%             63%
----------------------------------------------------------------------------------------------------

Cost of service revenue                                $ 1,046           $ 1,994          $2,601

Gross margin: service revenue                               5%                6%             37%
----------------------------------------------------------------------------------------------------

Total cost of revenues                                 $ 9,375          $ 17,062        $ 17,415

Gross margin: total revenues                               33%               56%             61%
----------------------------------------------------------------------------------------------------

     Cost of license revenue primarily includes Windows, PC-DOS and WinFrame royalties paid to Microsoft, IBM and Citrix, respectively, and costs of documentation, duplication and packaging. Cost of service revenue includes costs associated with customer-funded engineering activities and end-user support under maintenance contracts.

     The Company's distribution agreement with Microsoft Corporation expired on March 31, 1997, but was extended until September 30, 1998 on substantially the same terms. The Company subsequently entered into a new distribution agreement dated October 1, 1998 on substantially the same terms, effective for one year. Termination or expiration without renewal of the Microsoft Distribution Agreement would result in the inability of the Company to sell its SoftWindows products.

     The Company's gross margin for license revenue is significantly affected by many factors, including pricing of the Company's products, royalties paid to third parties, the mix of products licensed, the channels through which the Company's products are distributed and product maturity. The Company's gross margin for license revenue can also be affected in particular periods by pricing strategies and return privileges employed in connection with new product introductions and upgrades. License gross margins in 1998 declined to 36% from 59% in 1997 as a result of pricing strategies, increased third party royalties, rebate programs, and obsolescence of inventory. License gross margins in 1997 declined to 59% from 63% in 1996 as a result of lower prices introduced in mid 1997 as a result of increased competition in the SoftWindows for the Macintosh market and fewer high margin OEM customer transactions.

     The Company believes that the significant factors affecting the Jeode gross margin will include pricing of the development license, pricing of the unit usage and royalties to third parties such as Sun Microsystems. In early 1999, the Company signed a five-year agreement with Sun Microsystems under which Sun established the Company as an authorized Virtual Machine provider. Under this agreement the Company will pay Sun a per unit royalty on each Jeode-enabled embedded product shipped by the Company's customers, plus a royalty on all development licenses put in place between the Company and its customers.

     Gross margin for service revenue is impacted by the level of and pricing terms of customer funded engineering activities, which can vary from customer to customer, from contract to contract, the level of maintenance contracts sold and the level of SoftWindows license revenue earned. In 1998 and 1997, the Company earned little revenue from customer-funded engineering acitivities, and saw a decline in UNIX maintenance agreements sold. This, combined with the high cost of providing support under NTRIGUE maintenance contracts, resulted in the Company achieving service revenue gross margins of 5% in 1998, and 6% in 1997. Gross margins in 1996 for service revenues were 37%.

     Service revenue gross margins for 1999 are expected to increase due to the required maintenance and upgrade contracts for each Jeode product sale.

OPERATING EXPENSES

                                                       1998             1997            1996
---------------------------------------------------------------------------------------------------
                                                        (In thousands, except percentages)
Sales and marketing                                   $ 7,946         $ 15,804        $ 21,782

Percentage of total revenues                              56%              41%             49%
---------------------------------------------------------------------------------------------------

Research and development                              $ 6,228          $ 9,129        $ 10,613

Percentage of total revenues                              44%              23%             24%
---------------------------------------------------------------------------------------------------

General and administrative                            $ 4,213          $ 6,761         $ 6,268

Percentage of total revenues                              30%              17%             14%
---------------------------------------------------------------------------------------------------

     Sales and marketing expenses include advertising and promotional expenses, trade shows, personnel and related overhead costs, and salesperson commissions. Sales and marketing expenses decreased in 1998 by 50% as a result of reduced advertising and promotional expenditures, and a reduction in personnel costs. In 1997, sales and marketing costs decreased by 27% over 1996 primarily due to reduced advertising and promotional expenditures, and a reorganization of the sales force resulting in a reduction in personnel costs. The Company anticipates sales and marketing expenses to increase in 1999 as the Company develops a marketing and direct sales organization for its Jeode product line.

     Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation. Research and development expenses decreased in 1998 by 32% over 1997 as a result of reductions in personnel associated with the disposal of the NTRIGUE product line. During the last half of 1998, the Company invested the majority of its development expense in its Jeode technology to accelerate the release of this product. Research and development costs decreased by 14% in 1997 over 1996 as a result of reductions in personnel. In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 1998, 1997 and 1996, no development expenditures were capitalized. Development costs will increase in 1999 as the Company further develops its Jeode technology.

     General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems, human resources and general management. General and administrative expenses decreased by 38% in 1998 over 1997 as a result of reduced headcount, reduced legal fees and reduced facility costs. General and administrative expenses increased by 8% in 1997 over 1996 as a result of significant legal expenses incurred in defending certain legal actions taken against the Company. Offsetting such fees were personnel cost reductions resulting from the Company reorganizing its finance and administrative groups, and reduced facilities costs as a result of the Company closing its Boston office. General and administrative costs are not expected to change significantly in 1999 compared to 1998.

RESTRUCTURING

                                                         1998             1997            1996
----------------------------------------------------------------------------------------------------
                                                          (In thousands, except percentages)
Restructuring                                             $-             $ 1,995           $-

Percentage of total revenues                               -                  5%            -
-----------------------------------------------------------------------------------------------------

         In 1997, the Company completed two restructurings. In the first restructure, the Company reduced headcount by 11 persons and integrated product development, product marketing and the sales organization into two business units. In the second restructure, the Company combined the two sales organizations into one unit, reducing headcount by 53 persons, reorganized the sales force such that direct sales inquiries are now referred to distributors, and reduced the number of facilities it operates from. Restructuring expenses, which represented 5% of total revenues in 1997, consist principally of costs related to terminated employees, including serverance payments and stock option related expenses, and future rents on facilities no longer used by the Company. As a result of the two restructurings, the Company saved approximately $3 million in 1998.

INTEREST INCOME (EXPENSE), NET

                                                          1998             1997            1996
-----------------------------------------------------------------------------------------------------
                                                          (In thousands, except percentages)
Interest income, net                                     $ 984            $ 667          $ 1,379

Percentage of total revenues                                7%               2%               3%
-----------------------------------------------------------------------------------------------------

         Interest income, net increased in 1998 over 1997 due primarily to increased interest income earned on the Company's cash, cash equivalents and investments, which increased from $14.5 million at December 31, 1997 to $16.3 million at December 31, 1998. Interest income, net decreased in 1997 over 1996 due primarily to decreased interest income earned on the Company's cash, cash equivalents and investments, which declined from $21.7 million at December 31, 1996 to $14.5 million at December 31, 1997.

OTHER INCOME (EXPENSE), NET

                                                         1998             1997            1996
-----------------------------------------------------------------------------------------------------
                                                          (In thousands, except percentages)
Other income (expense), net                            $ 14,887          $(163)           $ 17

Percentage of total revenues                               106%               *              *
-----------------------------------------------------------------------------------------------------

     *Less than 1%

     Other income (expense), net increased from an expense of $163,000 in 1997 to income of $14.887 million in 1998, of which 99% was the net gain on the disposal of the Company's NTRIGUE product line and the majority of the remainder was foreign exchange gains.

     Over 80% of the Company's total revenues and approximately 50% of its operating expenses are denominated in United States dollars. Most of the remaining revenues and expenses of the Company are pound sterling denominated and consequently the Company is exposed to fluctuations in pound sterling exchange rates. To hedge against this currency exposure, the Company enters into foreign currency options and forward exchange contracts for periods and amounts consistent with the amounts and timing of its anticipated pound sterling denominated operating cash flow requirements. Unrealized gains and losses on foreign currency option contracts are deferred and were not material at December 31, 1998 and December 31, 1997. There can be no assurance that such fluctuations will not have a material effect on the Company's results of operations in the future.

     The Company has an investment portfolio of fixed income securities that are classified as "available-for-sale-securities". These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities.

PROVISION (BENEFIT) FOR INCOME TAXES

                                                          1998             1997             1996
------------------------------------------------------------------------------------------------------
                                                           (In thousands, except percentages)
Provision (benefit) for income taxes                    $ 1,783           $ (720)           $330

Effective income tax rate                                   81%               N/A            N/A
------------------------------------------------------------------------------------------------------

     The Company recorded a tax provision in 1998 reflecting certain non-U.S. taxes arising upon the disposal of the Company's NTRIGUE product line, net of offsetting operating losses. The Company recorded a tax benefit in 1997 reflecting the utilization of United Kingdom operating tax losses against prior year taxes paid. In 1996 the Company had a tax provision in spite of its pretax loss, primarily due to foreign withholding taxes related to U.S. royalties from Japanese customers. Normally, the Company receives a U.S. federal tax credit to offset such foreign withholding taxes but could not do so in 1996 due to being in a net operating loss tax position.

     A more complete analysis of the differences between the federal statutory rate and the Company's effective income tax rates is presented in
Note 5 to the Consolidated Financial Statements. At December 31, 1998, the Company has recorded a full valuation allowance against all deferred tax assets, primarily comprising net operating losses, on the basis that significant uncertainty exists with respect to their realization.

LIQUIDITY AND CAPITAL RESOURCES

                                                            1998              1997             1996
---------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Cash, cash equivalents and investments                    $ 16,334          $ 14,461         $ 21,772
---------------------------------------------------------------------------------------------------------
Working capital                                           $  9,712          $  7,816         $ 15,777
---------------------------------------------------------------------------------------------------------
Net cash used in operating activities                     $(13,687)         $ (7,371)        $(13,810)
---------------------------------------------------------------------------------------------------------

     The Company is in the process of transitioning its product focus from Windows emulation and Windows compatability products to its Jeode product line based on the Company's EVM technology. This change in product focus has resulted in a redirection of available resources from the Company's historical revenue base towards the development and marketing efforts associated with the Jeode platform, which was not released for general availability until March 1999. As a result of this change in product strategy and associated redirection of resources to new product development, the Company's financial position weakened significantly during 1998.

     At December 31, 1998, the Company's working capital totaled $9.712 million, of which $9.1 million was restricted and held in escrow, as compared to working capital of $7.816 million at December 31, 1997. During 1998, cash used in operating activities totaled $13.687 million and the principle source of cash funding came from the sale in February 1998 of the NTRIGUE product line for $17.687 million. $8.937 million of the NTRIGUE sales proceeds was received in February 1998, $2.5 million was received in February 1999 and the remaining $6.25 million is being held in escrow pending resolution of the Citrix indemnity claim. Capital additions totaled $0.9 million, $0.8 million and $2.0 million during the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company continues to face significant risks associated with the successful execution of its new product strategy. These risks include, but are not limited to continued technology and product development, introduction and market acceptance of new products, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace and retention of key personnel. Due to the generally longer sales cycles expected to be associated with the Jeode platform, the Company does not currently have accurate visibility of future order rates and demand for its products generally. There can be no assurance that Jeode platform products will achieve market acceptance.

     The Company believes that additional financing will be necessary before December 31, 1999, as its existing cash and cash equivalents are insufficient to meet the Company's operating and capital requirements for the next twelve months. The Company to date has made no commitments nor agreed to any arrangements to obtain additional financing, but is currently considering various financing alternatives. There can be no assurance that the Company will be able to obtain such funding when needed, on acceptable terms or at all. The failure to raise additional funds on a timely basis and on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's liquidity may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses. Further, significant fluctuations in quarterly operating results has had and, in the future, may continue to have a negative affect on the Company's liquidity. Factors such as price reductions, the introduction and market acceptance of new products and product returns have contributed to this quarterly variability. Moreover, the Company's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could therefore result in a disproportionate decrease in results of operations. As such, the results of operations in some future period may be below the expectations of investors, which would likely result in a significant reduction in the market price of the Company's shares. A decline in the market price of the Company's shares would have a negative effect on the Company's ability to raise needed capital on terms and conditions acceptable to management.

YEAR 2000 COMPLIANCE

     It is generally anticipated that many organizations will experience operational difficulties at the beginning of the Year 2000 as a result of the fact that many currently installed computer systems, embedded systems, and software products are coded to accept only two digit entries in the date code field. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change.

     The Company's assessment of the impact of this issue has encompassed 1) software held for resale; 2) internally utilized systems; 3) computerized information and software provided by third parties which might be integral to customer usage of the Company's products; 4) compliance issues related entirely to the state of readiness by customers and vendors and 5) Year 2000 cost. Set forth below is the status of each review and the estimated impact, to the extent management can determine at this time.

SOFTWARE HELD FOR RESALE

     Based on the Company's assessment to date, the Company believes that all versions of Jeode, SoftWindows 98 products, SoftWindows95 products, RealPC and NTRIGUE, a product the Company no longer ships, are Year 2000 compliant. Earlier versions of SoftWindows and all versions of Soft PC, a product the Company no longer ships, are not Year 2000 compliant, but all such versions are upgradable to Year 2000 compliant products.

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

INTERNAL SYSTEMS

     The Company has carried out an assessment of its own internal systems and believes that they are all Year 2000 compliant.

THIRD-PARTY SYSTEMS

     The Company has reviewed its material third-party relationships such as key suppliers and distributors. The Company believes all computerized information and software provided by third parties that might be integral to customer usage of the Company's products is Year 2000 compliant.

     Although the Company believes that its internal critical processes are Year 2000 ready, the Company also recognizes that it is vulnerable, as are most organizations, to the inability of third-party external interface suppliers, and utility organizations to achieve Year 2000 readiness. The most reasonable worst case scenario could include failure of power and water supplies, major transportation disruptions, and failures of communications and financial systems - any one of which could have a major and material effect on the Company's ability to produce its products and deliver services to its customers. While the Company has contingency plans in place to address most issues under its control, a problem outside its control could result in a delay in product shipments depending on the nature and severity of the problems.

CUSTOMERS AND VENDORS

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

YEAR 2000 COST

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

NEW ACCOUNTING PRONOUNCEMENTS

     In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes Statement of Position No. 91-1, "Software Revenue

Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 deferred, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretive guidance. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company will determine the impact, if any, of SOP 98-9 on current revenue recognition practices when adopted. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt FAS 133 in 2000. The Company expects that FAS 133 will not have a material impact on the results of operations when adopted.

      In March 1998, the AICPA issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-1 in 1999. The Company expects that SOP 98-1 will not have a material impact on the results of operations when adopted.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

     The Company's revenues, margins and operating results are subject to quarterly and annual fluctuations due to a variety of factors, including demand for the Company's products, acceptance and demand for Java technology in the embedded products market, demand for Macintosh computers and UNIX workstations, product life cycles, the introduction, acceptance and delivery of new products and product enhancements by the Company, Apple, Microsoft, UNIX workstation vendors or their competitors, customer order deferrals in anticipation of new products, changes in the mix of distribution channels through which the Company's products are offered, purchasing patterns of distributors and retailers, quality control of products sold, competitive conditions in the industry and economic conditions generally or in various geographic areas. Although the Company's primary functional currency is the United States dollar, a significant portion of the Company's operating expenses are incurred by its United Kingdom operations and paid in pounds sterling. The Company enters into short-term currency option and forward exchange contracts to hedge the short-term impact of exchange rate fluctuations on pound sterling net operating cash flows, but there can be no assurance that such fluctuations will not have a material adverse effect on the Company's business, financial condition or results of operations in the future. A relatively high percentage of the Company's expenses is fixed over the short term and, as a result, if anticipated revenues in any quarter do not occur or are delayed, expenditure levels could be disproportionately high as a percentage of total revenues and the Company's operating results for that quarter would be adversely affected. The Company historically has operated with little backlog because its products are generally shipped as orders are received. As a result, revenues in any quarter are substantially dependent on orders booked and shipped in that quarter and on sales by distributors and other resellers. In addition, the Company has at times recognized a substantial portion of its revenues from sales booked and shipped in the last month of the quarter such that the magnitude of quarterly fluctuations may not become evident until late in, or at the end of, a particular quarter. Some orders for the Company's UNIX products are significant in size and orders for the Company's Jeode product are expected to be significant in size. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have a material adverse effect on the Company's quarterly operating results. Moreover, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis. The Company intends to make a significant investment in its marketing, sales, customer support and research and development infrastructure to support its Jeode product line. The timing of this expansion and the rate at which Jeode generates revenue could cause material fluctuations in the Company's results of operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Although historically the Company's business has not been subject to seasonal variations, sales of the Company's products in certain international markets, such as Europe, are typically slower in the summer months. Due to all of the foregoing factors, it is possible that in some future quarters the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's ADSs would likely be materially adversely affected.

FUTURE OPERATING RESULTS

     Except for the historical information contained in this Annual Report, the matters discussed herein are forward-looking statements. These forward-looking statements concern matters which include, but are not limited to, the development of new products, enhancements or technologies, particularly the development of Jeode, the timing of the availability of Jeode, the Jeode product and service offerings, the revenue model and market for Jeode, the features, benefits and advantages of Jeode, international sales, the availability of licenses to third-party proprietary rights, business and sales strategies, matters relating to proprietary rights, competition, Year 2000 compliance, facilities needs, exchange rate fluctuations and the Company's liquidity and capital needs and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the Company's ability to deliver on time, and market acceptance of Jeode or other new products or upgrades of existing products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; product life cycles; the demand for Macintosh computers and UNIX workstations; the introduction, acceptance and delivery of hardware and/or operating systems by Macintosh and UNIX vendors, Microsoft Corporation or their competitors; customer order deferrals in anticipation of new products; changes in the mix of distribution channels through which the Company's products are offered; purchasing patterns of distributors and retailers; quality control of products sold; competitive conditions in the industry; economic conditions generally or in various geographic areas; and the risks listed from time to time in the reports that the Company files with the U.S. Securities and Exchange Commission. There can be no assurance that the Company will experience growth in revenues and net income in any particular period when compared to prior periods. Any quarterly or annual shortfall in net revenues and/or net income from the levels expected by securities analysts and shareholders would result in a substantial decline in the trading price of the Company's shares.

RESTATEMENT OF 1996 QUARTERLY RESULTS

     The Company determined that certain individuals in its U.S. channel sales organization violated Company policy by entering into unauthorized agreements with certain distributors and resellers, and by failing to report those agreements to the Company's finance department. In addition, the Company discovered that certain individuals in its U.S. channel sales organization did not accurately report to its finance department the amount and status of unsold inventories of the Company's products at certain of the Company's resellers. The individuals who were involved in these events were disciplined or are no longer with the Company. At the direction of the Audit Committee of its Board of Directors, the Company implemented additional accounting and reporting controls to help prevent future breaches of Company policies.

     Upon the discovery of the aforementioned, the Company conducted a review of the Company's compliance with its revenue recognition policy. As a result of this review, the Company identified certain transactions in which revenue and related expenses were recognized other than in accordance with its accounting policies. As part of this review, the Company also reversed certain sales to a new distributor that had been granted broad rights of return. Accordingly, the Company restated its unaudited condensed consolidated financial statements for the first and second quarters of 1996 to reflect these adjustments. All quarterly information presented in this Annual Report reflect the restated quarterly information for 1996.

ITEM 8--CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item are set forth at the pages indicated in Item 14 of Part IV of this Report on Form 10-K.

     The following table provides selected quarterly consolidated financial data (in thousands, except per share data):

                                                                  QUARTER ENDED
                                  -------------------------------------------------------------------------------
                                      MARCH 31             JUNE 30           SEPTEMBER 30          DECEMBER 31
                                  ----------------   ------------------   ------------------   ------------------
1998:
 Revenues                              $  4,982             $  2,334              $  3,620            $  3,160
 Gross profit                             2,063                  410                 1,296                 952
 Net income (loss)                        7,632               (3,677)                 (667)             (2,866)
 Basic net income (loss) per share         0.63                (0.30)                (0.05)              (0.23)
 Diluted net income (loss) per share       0.62                (0.30)                (0.05)              (0.23)


1997:
 Revenues                              $  9,221             $  9,659              $ 13,377            $  6,612
 Gross profit                             4,815                5,409                 8,323               3,260
 Net loss                                (4,689)              (2,536)                 (641)             (2,792)
 Basic loss per share                     (0.41)               (0.22)                (0.05)              (0.23)
 Diluted loss per share                   (0.41)               (0.22)                (0.05)              (0.23)

1996:
 Revenues                              $ 13,063            $  14,930              $  9,081            $  7,172
 Gross profit                             8,854               10,418                 4,496               3,063
 Net income (loss)                         (225)                 569                (4,991              (6,119)
 Basic net income (loss) per share        (0.02)                0.05                 (0.44)              (0.53)
 Diluted net income (loss) per share      (0.02)                0.04                 (0.44)              (0.53)



ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (A) DIRECTORS OF THE COMPANY

     The names of the directors of the Company, and certain information about them, are set forth below:

                                                                                                DIRECTOR
        NAME OF DIRECTOR                          AGE    PRINCIPAL OCCUPATION                     SINCE
        ----------------                          ---    --------------------                   --------
        Richard M. Noling                         50     President and Chief Executive Officer    1997

        Nicholas, Viscount Bearsted (1)           49     Chairman of the Board of the Company     1988

        Albert E. Sisto (1) (2)                   49     Independent Consultant                   1997

        Vincent S. Pino (2)                       50     President of Alliance Imaging            1998

(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.

     Richard M. Noling was named President and Chief Executive Officer and a director of the Company in March 1997. He also served as Chief Financial Officer, Senior Vice President of Finance and Operations and Company Secretary between April 19, 1996 and October 1, 1997 and Chief Operations Officer between February and March 1997. From August 1995 to February 1996, Mr. Noling was Vice President and Chief Financial Officer at Fast Multimedia, Inc., a German-based computer software and hardware developer. From November 1994 to August 1995, he was Chief Financial Officer for DocuMagix Inc., a personal paper management software company. From June 1991 to October 1994, Mr. Noling served as Senior Vice President and Chief Financial Officer for Gupta Corporation. He received a Bachelor of Arts degree in aerospace and mechanical engineering science from the University of California (San Diego) in 1970. He received an M.A. degree in theology from the Fuller Theological Seminary in 1972, and an M.S. degree in business administration in 1979 from the University of California (Irvine).

     Nicholas, Viscount Bearsted has served as Chairman of the Board of Directors of the Company since March 1997 and as a director of the Company since January 1988. He also served as Chairman of the Board from January 1988 to March 1995, and he was the Company's Chief Executive Officer from September 1988 until September 1993. From January 1996 to May 1996, he served as Chief Executive Officer and a director, and from April 1994 to January 1996, as Deputy Chief Executive Officer and a director, of Hulton Deutsch Collection Ltd., a photographic content provider. He founded Alliance Imaging Inc. in 1984 and served as a senior executive until 1987 and as a director until 1988. Since 1980, he has been a corporate and computer consultant. He received a Bachelors degree in chemistry from Oxford University in 1972. He also serves as a Director of Mayborn Group plc.

     Albert E. Sisto was appointed as a director of the Company in March 1997. He is currently an independent consultant. He served as Chief Operating Officer of RSA Data Security, Inc., a wholly owned subsidiary of Securities Dynamics Technologies, Inc., from December 1997 to February 1999. He served as the President, Chief Executive Officer and Chairman of the Board of Directors of DocuMagix Inc. from October 1994 until December 1997. From September 1989 to September 1994, Mr. Sisto served as President and Chief Executive Officer of PixelCraft, an imaging software and equipment company. He received a B.E. degree in engineering from the Stevens Institute of Technologies in 1971.

     Vincent S. Pino was appointed a director of the Company in October 1998. He has served as President of Alliance Imaging, Inc. since February 1998.
Mr. Pino began his association with Alliance in 1988 as Chief Financial Officer. From 1991 through 1993 Mr. Pino held the position of Executive Vice President and Chief Financial Officer. From 1986 to 1988, Mr. Pino was President of Pacific Capital, where he provided financial consulting services to corporations and publicly registered real estate limited partnerships. Prior to joining Pacific Capital, Mr. Pino held executive staff positions with Petrolane Incorporated, a diversified services company. Mr. Pino received an MBA and a B.S. degree in finance from the University of Southern California in 1972 and 1970, respectively.

     (B) EXECUTIVE OFFICERS

     The information required by this Item with respect to the executive officers of the Company is incorporated by reference from "Item 4A--Executive Officers of the Registrant" in Part I of this Report.

     (C) SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of the Company's Ordinary Shares to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements were met.

ITEM 11--EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to or earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of 1998, 1997 and 1996 by the Company's Chief Executive Officer and each of the Company's other executive officers who were serving as executive officers at the end of 1998, as well as the Company's former Senior Vice President of Sales and Marketing who left the Company during 1998 (the "Named Officers"). This information includes the dollar values of base salaries and bonus awards, the number of shares subject to options granted and certain other compensation, whether paid or deferred.

                            SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM
                                                                                          COMPENSATION
                                                         ANNUAL COMPENSATION                 AWARDS
                                               -----------------------------------------   SECURITIES
                                                                          OTHER ANNUAL     UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITIONS           YEAR    SALARY($)    BONUS($)(1)  COMPENSATION($)    OPTIONS(#)    COMPENSATION($)(2)
----------------------------           ----    ---------    -----------  ---------------  ------------    ------------------
Richard M. Noling (3)...........       1998    $217,875       $75,171       $   --            20,000           $1,080
President and Chief Executive          1997     203,947        93,184           --           415,000              360
  Officer                              1996     128,792         9,800           --            85,000              405

Stephen M. Ambler (4) ..........       1998     145,250        40,345           --            20,000               --
Chief Financial Officer, Company       1997     122,556         8,889       19,777(5)         88,750            4,338
  Secretary and Senior Vice President  1996      84,072            --        8,932(6)          3,750            4,203

George Buchan ..................       1998     167,000        54,827       22,044(7)         20,000           16,700
Senior Vice President of               1997     158,650        51,671       20,265(7)         55,000           15,865
  Engineering and UK General Manager   1996     141,300        13,168       12,740(7)             --           14,130

Ronald C. Workman (8)...........       1998      82,500        22,442           --           100,000              405
Senior Vice President of Marketing

David B. Winterburn(9)..........       1998      59,006        25,734       57,000(10)       130,000              135
Former Senior Vice President of
  Business Development and Chief
  Technology Officer

Joseph A. Taglia (11)...........       1998     103,125        28,833       60,072(12)        10,000              495
Former Senior Vice President of        1997     108,811        26,747           --           100,000              292
  Sales and Marketing


(1) Bonuses paid to the executive officers (other than the Chief Executive Officer) are based on a target bonus set for each officer each quarter, adjusted by the Company's operating results over plan and the executive officer's performance against quarterly qualitative goals. The Chief Executive Officer's bonus is at the discretion of the Compensation Committee of the Board.

(2) Represents Company contributions to defined contribution employee benefit plans.

(3) Mr. Noling joined the Company in April 1996 as Senior Vice President of Finance and Operations, Chief Financial Officer and Company Secretary. He was appointed President and Chief Executive Officer of the Company in March 1997.

(4) Mr. Ambler joined the Company in April 1994 as Director of Finance and Administration, Europe. He was appointed Chief Financial Officer, Company Secretary and Vice President in October 1997. He became a Senior Vice President in January 1999.

(5) $8,111 of this sum represents the incremental cost to the Company of the use of a Company car and $11,666 represents a bonus for relocation to the Company's United States facility.

(6)  Represents the incremental cost to the Company of the use of a Company car.

(7)  Represents the payment of a Company car allowance.

(8)  Mr. Workman joined the Company in July 1998.

(9) Mr. Winterburn joined the Company in August 1998. He served as Senior Vice President of Business Development and Chief Technology Officer until March 1999. Mr. Winterburn provided consultancy services to the Company between June 1998 and August 1998.

(10) $15,000 of this sum represents a relocation reimbursement, and $42,000 represents amounts paid for consulting services provided immediately prior to joining the Company.

(11) Mr. Taglia joined the Company in May 1997 as Senior Vice President and General Manager of the SoftWindows Business Group. He was appointed Senior Vice President of Sales and Marketing in October 1997, and left the employment of the Company in June 1998.

(12) Represents a payment upon severance of employment.

     The following table sets forth further information regarding individual grants of rights to purchase Ordinary Shares during 1998 to each of the Named Officers. In accordance with the rules of the Securities and Exchange Commission (the "SEC"), the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compounded share price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises depend upon the future performance of the Ordinary Shares and ADSs. There can be no assurance that the potential realizable values shown in this table will be achieved.

                             OPTION GRANTS IN 1998

                                                                                                POTENTIAL REALIZABLE VALUE
                              NUMBER OF          PERCENT OF                                     AT ASSUMED ANNUAL RATES OF
                             SECURITIES            TOTAL                                       SHARE PRICE APPRECIATION FOR
                             UNDERLYING        OPTIONS GRANTED                                         OPTION TERM(1)
                           OPTIONS GRANTED     TO EMPLOYEES IN   EXERCISE PRICE   EXPIRATION   -----------------------------
NAME                             (#)                1998             ($/SH)          DATE           5%($)         10%($)
----                       ---------------     ---------------   --------------   ----------      ---------     ---------

Richard M. Noling ...          10,000 (2)           0.1%            $1.625         04/28/08       $  10,219     $  25,898
                               10,000 (2)           0.1%             0.688         10/19/08           4,327        10,965

Stephen M. Ambler....          10,000 (2)           0.1%             1.625         04/28/08          10,219        25,898
                               10,000 (2)           0.1%             0.688         10/19/08           4,327        10,965

George Buchan........          10,000 (2)           0.1%             1.625         04/28/08          10,219        25,898
                               10,000 (2)           0.1%             0.688         10/19/08           4,327        10,965

Ronald C. Workman....          90,000 (3)           0.9%             1.000         07/06/08          56,600       143,436
                               10,000 (2)           0.1%             0.688         10/19/08           4,327        10,965

David B. Winterburn..         120,000 (3)           1.2%             1.000         07/06/08          75,467       191,249
                               10,000 (2)           0.1%             0.688         10/19/08           4,327        10,965

Joseph A. Taglia.....          10,000 (2)(4)        0.1%             1.625         04/28/08          10,219        25,898


(1) The 5% and 10% assumed annual compound rates of share price appreciation are mandated by rules of the SEC and do not represent the Company's estimate or projection of future Ordinary Share or ADS prices.

(2) These incentive options were granted pursuant to the Company's 1995 Incentive Stock Option Plan for U.S. employees. These options vest and become exercisable at the rate of 2.0833% of the shares for each full month that the optionee renders service to the Company. The option exercise price is equal to the fair market value of the Company's Ordinary Shares on the date of grant and the options expire ten years from the date of grant, subject to earlier termination upon termination of employment. 25% of options granted will be subject to accelerated vesting upon termination or constructive termination following a change of control of the Company.

(3) These incentive options were granted pursuant to the Company's 1995 Incentive Stock Option Plan for U.S. Employees. These options vest and become exercisable as to 25% of the shares on the first anniversary of the date of grant and thereafter at the rate of 2.0833% of the shares for each full month that the optionee renders services to the Company. The option exercise price is equal to the fair market value of the Company's Ordinary Shares on the date of grant and the options expire ten years from the date of grant, subject to earlier termination upon termination of employment. 25% of options granted will be subject to accelerated vesting upon termination or constructive termination following a change of control of the Company.

(4)  These options lapsed on September 28, 1998.

     The following table sets forth certain information concerning the exercise of options by each of the Named Officers during 1998, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable rights to acquire shares as of December 31, 1998. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding rights to acquire shares and $2.00 per share, which was the closing price of the ADSs as reported on the Nasdaq National Market on December 31, 1998.

                   AGGREGATED OPTION EXERCISES IN 1998 AND
                           YEAR-END OPTION VALUES

                                                                 NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                                                                OPTIONS AT YEAR-END (#)           AT YEAR-END($)(2)
                           SHARES ACQUIRED  VALUE REALIZED    ---------------------------    ---------------------------
NAME                       ON EXERCISE (#)     ($)(1)         EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                       --------------   -------------     -----------   -------------    -----------   -------------
Richard M. Noling.....             --             --            290,000         230,000       $  5,628       $  17,442

Stephen M. Ambler.....             --             --             38,198          78,052       $  9,097       $  21,575

George Buchan.........             --             --            111,979          50,521       $ 45,160       $  15,698

Ronald C. Workman.....             --             --                417          99,583       $    547       $ 102,573

David B. Winterburn...             --             --                417         129,583       $    547       $ 132,573

Joseph A. Taglia......             --             --                 --              --             --              --


(1) "Value Realized" represents the fair market value of the shares underlying the options on the date of exercise less the aggregate exercise price of the options.

(2) For purposes of the table, all amounts in pounds sterling were converted to U.S. dollars using $1.67 per pound sterling, the exchange rate in effect as of December 31, 1998.

EMPLOYMENT AGREEMENTS

     Effective March 25, 1997, Mr. Noling entered into an employment agreement with the Company, which is terminable by either party upon six month's notice and by the Company for cause at any time. In connection with such agreement, Mr. Noling was granted options to purchase (i) 100,000 Ordinary Shares at an exercise price of $1.969, such options being 100% vested and immediately exercisable, (ii) 100,000 Ordinary Shares at an exercise price of $1.969, such options to vest and become exercisable at the rate of 2.0833% of the shares on the first day of each month following the date of grant and (iii) 200,000 Ordinary Shares on the day of the 1997 Annual General Meeting, such options to vest and become exercisable at the rate of 2.0833% of the shares on the first day of each month following the date of grant. The Annual General Meeting was held on May 29, 1997 and the options were granted at an exercise price of $2.375. 100,000 of these options are subject to accelerated vesting and exercisability should the Company meet certain earnings per share ("EPS") targets as follows: (a) 25,000 options are accelerated should the EPS exceed $0.07 for 2 consecutive quarters (b) 37,500 options are accelerated should the EPS exceed $0.14 for 2 consecutive quarters and (c) 37,500 options are accelerated should the EPS exceed $0.21 for 2 consecutive quarters, with a maximum of one early vesting event per quarter. These 100,000 options fully vest upon a takeover or merger of the Company.

     The employment agreement continues through May 31, 2001, and is automatically extended for an additional year at the end of the term unless either party gives notice six months prior to November 30, 2000 to terminate effective upon the expiration of the then current term. In the event of any business combination resulting in a change of control of the Company or in the event of disposal of a majority of the assets of the Company, and the termination or constructive termination of Mr. Noling's employment, Mr. Noling shall receive his then current full salary for a period of twelve months following such termination. In addition he shall be entitled to continued vesting and exercisability of his options for a period of twelve months after termination and shall be entitled to participate in the Company's employee benefits on the same basis as if he were an employee.

     With effect from April 1, 1997, Nicholas, Viscount Bearsted, Chairman of the Company, entered into a Consulting Agreement with the Company whereby he acts as consultant to the Company providing advice and assistance as the Board may from time to time request. Nicholas, Viscount Bearsted shall be available to perform such services for at least thirteen days per quarter and shall receive a fee of $1,000 for each day services are provided, subject to a minimum thirteen days per quarter, plus reimbursement of reasonable expenses. The agreement is terminable by either party upon six month's advance written notice and by the Company for cause at any time. In the event of any business combination resulting in a change of control of the Company or in the event of disposal of a majority of the assets of the Company, and termination or constructive termination of his consultancy, Nicholas, Viscount Bearsted will be entitled to receive an additional twenty-six week's consultancy fees.

     In January 1993, Mr. Buchan entered into an employment agreement with the Company, which may be terminated by either party upon six months' notice and by the Company for cause at any time. In the event of any business combination, change in control or disposal of a majority of the assets of the Company, Mr. Buchan's employment may be terminated with three months' notice, and upon such termination Mr. Buchan will be entitled to a payment equivalent to his current annual salary plus estimated bonus for the year following termination and all his outstanding share options will become exercisable.

     In July 1998, the Company loaned Mr. Winterburn $70,000 to assist in the purchase of a house. The loan is represented by a promissory note, and bears interest at the prime rate. Provided Mr. Winterburn remains an employee of the Company, the Company agreed to forgive 25% of unpaid principal on January 10, 1999 and 25% each January 10 thereafter up to and including January 10, 2002. Mr. Winterburn's employment terminated in March 1999, and the remaining unpaid principal and interest is repayable to the Company within 30 days.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board (the "Committee") makes all decisions involving the compensation of executive officers of the Company. The Committee consists of the following non-employee directors: Vincent S. Pino and Albert E. Sisto. Paul L. Borrill served on the Committee until he resigned as a director in January 1999. John R. Johnston served on the committee until he resigned as a director in July 1998.

     The Company entered into a consulting agreement with Albert Sisto, dated December 28, 1998, whereby Mr. Sisto will provide sales consulting, sales training, advice and assistance as the Company may from time to time request over a term of six months. Mr. Sisto shall receive a fee of $500 for each half-day of service provided, subject to a maximum of $35,000. Mr. Sisto shall also receive a bonus fee for each qualifying Jeode customer contract signed in his assigned geographic region. A qualifying customer contract is defined as a contract with a value in excess of $500,000 over two years after signing by Insignia and the customer. The agreement is terminable by either party upon ten days written notice and by the Company for any reason with written notice.

DIRECTOR COMPENSATION

     The Company pays each outside director $1,000 for every regular meeting attended, $2,500 per quarter of service on the Board, $500 per quarter for service on each committee, plus $500 for each committee meeting attended, and reimburses outside directors for reasonable expenses in attending meetings of the Board. The Chairman of the Board receives an additional $1,500 per quarter. In addition, each new outside director will be granted an option to purchase 15,000 shares and each outside director will be granted an option to purchase 5,000 shares annually for so long as he serves as an outside director. For information concerning the compensation of Mr. Noling and Nicholas, Viscount Bearsted, see "Employment Agreements."

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 8, 1999, with respect to the beneficial ownership of the Company's Ordinary Shares by
(i) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's Ordinary Shares, (ii) each director, (iii) each Named Officer, and (iv) all directors and executive officers as a group.

                                                                    AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                                           BENEFICIAL OWNERSHIP(1)      PERCENT OF CLASS
------------------------                                           -----------------------      ----------------
RIT Capital Partners plc (2)..............................                2,032,897                    16.0%

Technology Venture Investors IV (3).......................                1,438,808                    11.3%

Nicholas, Viscount Bearsted (4)...........................                  790,904                     6.1%

Robert H. Siteman and Barbara L. Siteman (5)..............                  641,500                     5.0%

Richard M. Noling (6).....................................                  357,333                     2.7%

George Buchan (7).........................................                  153,537                     1.2%

Stephen M. Ambler (8) ....................................                   47,354                     *

Vincent S. Pino (9) ......................................                   23,000                     *

Albert E. Sisto (10)......................................                   16,666                     *

Ronald C. Workman (11)....................................                    2,083                     *

David B. Winterburn (12) .................................                    1,250                     *

Joseph A. Taglia (13) ....................................                        -                     *

All directors and executive officers
as a group (8 persons)(14)................................
                                                                          1,392,128                    10.4%

*    Less than 1%

(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares subject to options that are currently exercisable or exercisable within 60 days of March 8, 1999 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) The address of RIT Capital Partners plc is 27 St. James's Place, London SW1A 1NR, United Kingdom.

(3) Represents 1,278,376 shares held by Technology Venture Investors-4, L.P. ("TVI"), 149,416 shares held by TVI Partners-4, L.P. and 11,016 shares held by TVI Affiliates-4, L.P. The address of TVI is 2480 Sand Hill Road, Suite 101, Menlo Park, California 94025.

(4) Includes 153,958 shares subject to options that were exercisable within 60 days of March 8, 1999. Nicholas, Viscount Bearsted is Chairman of the Board of the Company. His address is 9 Acacia Road, London, NW8 6AB, United Kingdom.

(5) Mr. & Mrs. Siteman's principal address is 1657 Wicklow Court, Westlake Village, California.

(6) Includes 325,313 shares subject to options that were exercisable within 60 days of March 8, 1999. Mr. Noling is the President, Chief Executive Officer, and a director of the Company.

(7) Includes 121,875 shares subject to options that were exercisable within 60 days of March 8, 1999. Mr. Buchan is Senior Vice President of Engineering and UK General Manager of the Company.

(8) Represents shares subject to options that were exercisable within 60 days of March 8, 1999. Mr. Ambler is Chief Financial Officer, Company Secretary and a Senior Vice President of the Company.

(9)  Mr. Pino is a director of the Company.

(10) Represents shares subject to options that were exercisable within 60 days of March 8, 1999. Mr. Sisto is a director of the Company.

(11) Represents shares subject to options that were exercisable within 60 days of March 8, 1999. Mr. Workman is Senior Vice President of Marketing.

(12) Represents shares subject to options that were exercisable within 60 days of March 8, 1999. Mr. Winterburn served as Senior Vice President of Business Development and Chief Technology Officer of the Company from August 1998 to March 1999.

(13) Mr. Taglia served as Senior Vice President of Sales and Marketing from October 1997 to June 1998.

(14) Includes the shares indicated as included in footnotes (4) and (6) through (11).

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 1998, there has not been, nor is there currently proposed, any transaction or series of transactions to which the Company or any of its subsidiaries was or is to be a party in which the amount involved exceeds $60,000 and in which any executive officer, director or holder of more than 5% of the Company's Ordinary Shares had or will have a direct or indirect material interest other than (i) normal compensation arrangements, which are described under Item 11 above, (ii) the transactions described under "Compensation Committee Interlocks and Insider Participation" in Item 11 above, and (iii) the transactions described under "Employment Agreements" in Item 11 above.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements

          The following documents are filed as part of this Annual Report on Form 10-K:

                                    DOCUMENT                                             PAGE
                                    --------                                             ----
         Consolidated Balance Sheet as of December 31, 1998 and 1997.............         38
         Consolidated Statement of Operations for each of the three years in the
                  period ended December 31, 1998.................................         39
         Consolidated Statement of Shareholders' Equity for each of the three
                  years in the period ended December 31, 1998....................         40
         Consolidated Statement of Cash Flows for each of the three years in the
                  period ended December 31, 1998.................................         41
         Notes to Consolidated Financial Statements..............................         42
         Report of Independent Accountants.......................................         57


          2. Financial Statement Schedule

          The following financial statement schedule is filed as a part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements:

                                     DOCUMENT                                             PAGE
                                     --------                                             ----
          Schedule II--Valuation and Qualifying Accounts.........................          56


          All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1998.

     (c)  Exhibits

          The following exhibits are filed as part of this Report:


      EXHIBIT
      NUMBER                         EXHIBIT TITLE
      ------- -----------------------------------------------------------------
       2.01 --Asset Purchase Agreement dated as of January 10, 1998, by and among Citrix Systems, Inc., Citrix Systems UK Limited and Insignia
              Solutions plc. (7)**
       2.02 --Amendment No. 1 to Asset Purchase Agreement dated as of February
              5, 1998, by and among Citrix Systems, Inc., Citrix Systems UK
              Limited and Insignia Solutions plc. (7)**
       3.02 --Registrant's Articles of Association. (1)
       3.04 --Registrant's Memorandum of Association. (1)
       4.01 --Form of Specimen Certificate for Registrant's Ordinary Shares. (1)
       4.02 --Registration Rights Agreement, dated as of June 5, 1992, as amended. (1)
       4.03 --Deposit Agreement between Registrant and The Bank of New York.
              (2)
       4.04 --Form of American Depositary Receipt (included in Exhibit 4.03).
              (2)
      10.01 --Registrant's 1986 Executive Share Option Scheme, as amended, and related documents. (1)*
      10.02 --Registrant's 1988 U.S. Stock Option Plan, as amended, and related documents. (1)*
      10.03 --Registrant's 1995 Incentive Stock Option Plan for U.S. Employees
              and related documents. (6)*
      10.05 --Insignia Solutions Inc. 401(k) Plan. (1)*
      10.06 --Registrant's Small Self-Administered Pension Plan Definitive
              Deed and Rules. (1)*
      10.10 --Executive's Employment Agreement dated January 1, 1993 between
              Registrant and George Buchan. (1)*
      10.14 --Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (1)*
      10.15 --Lease Agreement between Insignia Solutions Inc. and Shoreline
              Investments I dated March 10, 1993. (1)
      10.16   --Lease between Registrant and The Standard Life Assurance
              Company dated November 3, 1992 and related documents. (1)
      10.17 --License Agreement between Insignia Solutions Inc. and Microsoft
              Corporation dated January 1, 1991, as amended. (1)**
      10.21 --Distribution Agreement between Insignia Solutions Inc. and
              Micro D, Inc. dated October 27, 1988, as amended. (1)**
      10.22 --Form of Indemnification Agreement entered into between Insignia
              Solutions Inc. and each of Registrant's directors and executive officers. (1)*
      10.25 --Authorized International Master Distributor Agreement between
              Insignia Solutions Inc. and Mitsubishi Corporation dated May 16,
              1995, as amended. (2)**
      10.27 --Microsoft Software Distribution License Agreement for Desktop
              Operating Systems dated March 1, 1996, between Microsoft
              Corporation and Insignia Solutions Inc. (4)**
      10.28 --U.K. Employee Share Option Scheme 1996, as amended. (6)*
      10.29 --License and Distribution Agreement effective February 24, 1995, between Silicon Graphics, Inc. and Insignia Solutions Inc., as
              amended. (3)**
      10.30 --Amendment Number 1 and Amendment Number 2 to Microsoft OEM
              License Agreement for Desktop Operating Systems between the
              Company and Microsoft Corporation. (5)**
      10.33 --Employment Agreement effective March 25, 1997 between Registrant and Richard M. Noling. (6)*
      10.34 --Consulting Agreement effective April 1, 1997 between Registrant and Nicholas, Viscount Bearsted. (6)*
      10.35 --Volume Purchase Agreement dated as of September 29, 1997 between
              Registrant and Silicon Graphics, Inc. (6)
      10.36 --Source Code License and Binary Distribution Agreement dated as of September 29, 1997 between Registrant and Silicon Graphics,
              Inc. (6)
      10.37 --Amendment Number 4 dated March 15, 1998 to Microsoft OEM License
              Agreement for Desktop Operating Systems between the Company and
              Microsoft Corporation. (8)
      10.38 --Lease Agreement between Insignia Solutions, Inc. and
              Lincoln-Whitehall Pacific, LLC, dated December 22, 1997. (8)


      EXHIBIT
      NUMBER                         EXHIBIT TITLE
      ------- -----------------------------------------------------------------
      10.39 --Trademark License between Insignia Solutions, Inc. and Microsoft
              Corporation dated March 16, 1998. (8)
      10.40 --Distribution Agreement between Insignia Solutions, Inc. and Sun
              Microsystems, Inc. dated December 24, 1997. (8)**
      10.41 --Microsoft License Agreement for Desktop Operating System Products
              dated October 1, 1998 between Microsoft Licensing, Inc. and
              Insignia Solutions, Inc. (9)**
      10.42 --Registrant's 1995 Employee Share Purchase Plan, as amended. (9)*
      10.43 --Promissory Note dated July 1, 1998 between Insignia Solutions,
              Inc. and David Winterburn. (9)*
      10.44 --Lease agreements(s) between Insignia Solutions plc and Comland
              Industrial and Commercial Properties Limited dated August 12th,
              1998 for the Apollo House premises and the Saturn House premises.
      10.45 --Consulting agreement between Insignia Solutions Inc. and Albert
              Sisto dated December 28, 1998. *
      21.01 --List of Registrant's subsidiaries. (2)
      23.01 --Consent of PricewaterhouseCoopers LLP, Independent Accountants.
      27.01 --Financial Data Schedule.


     *    Management contract or compensatory plan.
     ** Confidential treatment has been granted with respect to certain portions of this agreement. Such portions were omitted from this filing and filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to the exhibit of the same number from Registrant's Registration Statement on Form F-1 (File No. 33-98230) declared effective by the Commission on November 13, 1995.

(2) Incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(4) Incorporated by reference to Exhibit 10.27 from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(5) Incorporated by reference to Exhibit 10.30 from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(6) Incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(7) Incorporated by reference to the exhibit of the same number from Registrant's Current Report on Form 8-K dated February 5, 1998.

(8) Incorporated by reference to the exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(9) Incorporated by reference to the exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

                             INSIGNIA SOLUTIONS PLC
                           CONSOLIDATED BALANCE SHEET
                    (amounts in thousands, except share data)

                                                                                                         DECEMBER 31,
                                                                                                 -----------------------------
                                                                                                     1998            1997
                                                                                                 -------------    ------------
                                  A S S E T S

Current assets:
       Cash and cash equivalents                                                                   $   6,798         $ 10,391
       Short-term investments                                                                              -            3,820
       Restricted cash                                                                                   186                -
       Cash and cash equivalents held in escrow                                                        9,100                -
       Accounts receivable, net                                                                        1,706            6,754
       Inventories                                                                                        82              185
       Prepaid expenses                                                                                  990              608
       Prepaid income taxes                                                                                -              864
       Deposits                                                                                          443                -
                                                                                                 -------------    ------------
                   Total current assets                                                               19,305           22,622
Property and equipment, net                                                                            1,074            2,175
Restricted cash                                                                                          250              250
Other noncurrent assets                                                                                  382              410
                                                                                                 -------------    ------------
                                                                                                   $  21,011        $  25,457
                                                                                                 -------------    ------------
                                                                                                 -------------    ------------

       L I A B I L I T I E S    A N D    S H A R E H O L D E R S '   E Q U I T Y

Current liabilities:
       Accounts payable                                                                            $   1,608        $   1,683
       Accrued liabilities                                                                             2,265            2,685
       Accrued royalties                                                                               4,309            8,874
       Income taxes payable                                                                              994               -
       Deferred revenue                                                                                  262              843
       Customer deposits                                                                                 104              617
       Current obligations under capital leases                                                           51              104
                                                                                                 -------------    ------------
                   Total current liabilities                                                           9,593           14,806
Long-term obligations under capital leases                                                                 -              111
Noncurrent liabilities                                                                                     -               17
                                                                                                 -------------    ------------

                                                                                                       9,593           14,934
                                                                                                 -------------    ------------
Commitments and contingencies (Note 8)
Shareholders' equity:
       Preferred shares, L0.20 par value:  3,000,000 shares authorized;
          no shares issued                                                                                 -                -
       Ordinary shares, L0.20 par value:  30,000,000 shares authorized;
          12,590,316 shares and 11,971,213 shares issued and outstanding
          in 1998 and 1997, respectively                                                               4,164            3,954
       Additional paid-in capital                                                                     34,725           34,462
       Accumulated deficit                                                                           (27,010)         (27,432)
       Accumulated other comprehensive loss                                                             (461)            (461)
                                                                                                 -------------    ------------
                   Total shareholders' equity                                                         11,418           10,523
                                                                                                 -------------    ------------
                                                                                                   $  21,011        $  25,457
                                                                                                 -------------    ------------
                                                                                                 -------------    ------------

       The accompanying notes are an integral part of these consolidated financial statements.

                             INSIGNIA SOLUTIONS PLC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (amounts in thousands, except per share data)


                                                                                       YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------------------------
                                                                           1998                  1997                  1996
                                                                       -------------        --------------        --------------
Net revenues:
         License                                                         $ 12,998              $ 36,744              $ 40,102
         Service                                                            1,098                 2,125                 4,144
                                                                       -------------        --------------        --------------

               Total net revenues                                          14,096                38,869                44,246
                                                                       -------------        --------------        --------------

Costs of net revenues:
         License                                                            8,329                15,068                14,814
         Service                                                            1,046                 1,994                 2,601
                                                                       -------------        --------------        --------------

               Total cost of net revenues                                   9,375                17,062                17,415
                                                                       -------------        --------------        --------------

               Gross profit                                                 4,721                21,807                26,831
                                                                       -------------        --------------        --------------

Operating expenses:
         Sales and marketing                                                7,946                15,804                21,782
         Research and development                                           6,228                 9,129                10,613
         General and administrative                                         4,213                 6,761                 6,268
         Restructuring                                                          -                 1,995                     -
                                                                       -------------        --------------        --------------

               Total operating expenses                                    18,387                33,689                38,663
                                                                       -------------        --------------        --------------

               Operating loss                                             (13,666)              (11,882)              (11,832)

Interest income, net                                                          984                   667                 1,379
Other income (expense), net                                                14,887                  (163)                   17
                                                                       -------------        --------------        --------------

               Income (loss) before income taxes                            2,205               (11,378)              (10,436)

Provision (benefit) for income taxes                                        1,783                  (720)                  330

                                                                       -------------        --------------        --------------

               Net income (loss)                                         $    422              $(10,658)             $(10,766)
                                                                       -------------        --------------        --------------
                                                                       -------------        --------------        --------------
Net income (loss) per share:
  Basic                                                                  $   0.03              $  (0.91)             $  (0.95)
                                                                       -------------        --------------        --------------
                                                                       -------------        --------------        --------------
  Diluted                                                                $   0.03              $  (0.91)             $  (0.95)
                                                                       -------------        --------------        --------------
                                                                       -------------        --------------        --------------
Weighted average shares and share equivalents:
  Basic                                                                    12,159                11,690                 11,342
                                                                       -------------        --------------        --------------
                                                                       -------------        --------------        --------------
  Diluted                                                                  12,378                11,690                 11,342
                                                                       -------------        --------------        --------------
                                                                       -------------        --------------        --------------

                  The accompanying notes are an integral part of these
                          consolidated financial statements.

                              INSIGNIA SOLUTIONS PLC
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    (amounts in thousands, except share data)

                                                                                ACCUMULATED
                                  ORDINARY SHARES     ADDITIONAL                   OTHER         TOTAL
                               ---------------------   PAID-IN    ACCUMULATED  COMPREHENSIVE  SHAREHOLDERS'
                                  SHARES     AMOUNT    CAPITAL      DEFICIT        LOSS          EQUITY
                               -----------  --------  ----------  -----------  -------------  -------------
Balance at December 31, 1995    11,142,246   $ 3,706   $ 33,161    $ (6,008)    $   (461)       $   30,398

  Shares issued under employee
    stock plans                    335,790        89        494           -            -               583
  Net loss                               -         -          -     (10,766)           -           (10,766)
                               -----------  --------  ----------  -----------  ------------   -------------
Balance at December 31, 1996    11,478,036     3,795     33,655     (16,774)        (461)           20,215

  Shares issued under employee
    stock plans                    493,177       159        807           -            -               966
  Net loss                               -         -          -     (10,658)           -           (10,658)
                               -----------  --------  ----------  -----------  ------------   -------------
Balance at December 31, 1997    11,971,213     3,954     34,462     (27,432)        (461)           10,523

  Shares issued under employee
    stock plans                    619,103       210        263           -            -               473
  Net income                             -         -          -         422            -               422
                               -----------  --------  ----------  -----------  ------------   -------------
Balance at December 31, 1998    12,590,316   $ 4,164  $  34,725    $(27,010)    $   (461)       $   11,418
                               -----------  --------  ----------  -----------  ------------   -------------
                               -----------  --------  ----------  -----------  ------------   -------------


       The accompanying notes are an integral part of these consolidated financial statements.

                              INSIGNIA SOLUTIONS PLC
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                              (amounts in thousands)


                                                                                    YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------------
                                                                              1998           1997            1996
                                                                          -------------  -------------   -------------
Cash flows from operating activities:
       Net income (loss)                                                   $       422    $   (10,658)     $  (10,766)
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
       Depreciation                                                                767          2,239           2,165
       Other                                                                   (14,731)           206             206
       Net changes in assets and liabilities:
           Restricted cash                                                        (186)          (250)              -
           Accounts receivable, net                                              5,048            183          (2,769)
           Inventories                                                             103            230             (81)
           Prepaid expenses                                                       (382)           (66)            687
           Deposits                                                               (443)             -               -
           Prepaid income taxes                                                    864           (673)         (2,207)
           Other noncurrent assets                                                  28            501             129
           Accounts payable                                                        (75)          (474)           (968)
           Accrued liabilities                                                    (420)        (1,797)            (36)
           Customer deposits                                                      (513)           160              38
           Accrued royalties                                                    (4,565)         5,084           1,535
           Deferred revenue                                                       (581)        (2,056)         (1,534)
           Income taxes payable                                                    994              -               -
           Noncurrent liabilities                                                  (17)             -              (3)
                                                                          -------------  -------------   -------------
               Net cash used in operating activities                           (13,687)        (7,371)        (13,810)
                                                                          -------------  -------------   -------------
Cash flows from investing activities:
       Proceeds from the sale of property and equipment                            140            188             288
       Purchases of property and equipment                                        (937)          (753)         (1,985)
       Sales (purchases) of short-term investments, net                          3,820          2,411          18,819
       Proceeds from sale of product line                                       15,862              -               -
       Product line sale proceeds held in escrow                                (9,100)             -               -
                                                                          -------------  -------------   -------------
               Net cash provided by investing activities                         9,785          1,846          17,122
                                                                          -------------  -------------   -------------
Cash flows from financing activities:
       Payments made under capital leases                                         (164)          (385)           (303)
       Proceeds from issuance of shares, net of issuance costs                     473            760             583
                                                                          -------------  -------------   -------------
               Net cash provided by financing activities                          309             375             280
                                                                          -------------  -------------   -------------
Net increase (decrease) in cash and cash equivalents                           (3,593)         (5,150)          3,592
Cash and cash equivalents at beginning of the year                             10,391          15,541          11,949
                                                                          -------------  -------------   -------------
Cash and cash equivalents at the end of the year                           $    6,798     $    10,391      $   15,541
                                                                          -------------  -------------   -------------
                                                                          -------------  -------------   -------------
Supplemental disclosure of cash flow information:
  Income taxes paid                                                        $        0     $         0      $    2,943
  Interest paid                                                            $       22     $        55      $       77

Non-cash investing and financing activities:
  Equipment acquired under capital lease                                   $        0     $        46      $      259



          The accompanying notes are an integral part of these consolidated financial statements.

                             INSIGNIA SOLUTIONS PLC
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BUSINESS

     Insignia Solutions plc (the "Company") is a public limited company incorporated in England and Wales. The Company develops, markets and supports virtual machine technology which enables software applications to be run on various computer platforms.

     The Jeode platform, the Company's new product line released in the first quarter of 1999, is the Company's implementation of Sun's Java technology specifically designed for embedded products intended to allow software developers to create reliable, efficient and predictable embedded products that are enabled by the Company's Embedded Virtual Machine ("EVM").

     SoftWindows, the Company's current product line, enables Macintosh and UNIX platforms to run substantially all Windows and DOS applications by emulating the underlying hardware and peripherals of an x86-based PC and incorporating a version of Windows and DOS optimized for use on these platforms.

     The Company sold its NTRIGUE product line to Citrix in February
1998 for $17.687 million. NTRIGUE was a Windows compatibility client/server product that supported multiple X-terminals, workstation clients, Macintosh computers, PCs, network computers and NetPCs from a Windows NT-based server.

     The principal markets for the Company's products are North America, Europe and Far East Asia. The Company distributes its products through multiple distribution channels, including direct sales, distributors, resellers and original equipment manufacturers.

BASIS OF PRESENTATION

     The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the past two years, the Company has incurred an aggregate loss from operations totaling $25.5 million. At December 31, 1998, the Company's working capital totaled $9.712 million, of which $9.1 million was restricted and held in escrow, as compared to working capital of $7.816 million at December 31, 1997.

     The Company is in the process of transitioning its product focus from Windows emulation and Windows compatibility products to its Jeode product line based on the Company's EVM technology. This change in product focus has resulted in a redirection of available resources from the Company's historical revenue base towards the development and marketing efforts associated with the Jeode platform, which was not released for general availability until March 1999. As a result of this change in product strategy and associated redirection of resources to new product development, the Company's financial position weakened significantly during 1998.

     The Company continues to face significant risks associated with the successful execution of its new product strategy. These risks include, but are not limited to continued technology and product development, introduction and market acceptance of new products, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace and retention of key personnel. Due to the generally longer sales cycles expected to be associated with the Jeode platform, the Company does not currently have accurate visibility of future order rates and demand for its products generally. There can be no assurance that Jeode platform products will achieve market acceptance.

     The Company believes that additional financing will be necessary before December 31, 1999, as its existing cash and cash equivalents are insufficient to meet the Company's operating and capital requirements for the next twelve months. The Company to date has made no commitments nor agreed to any arrangements to obtain additional financing, but is currently considering various financing alternatives. There can be no assurance that the Company will be able to obtain such funding when needed, on acceptable terms or at all. The failure to raise additional funds on a timely basis and on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results and financial condition. The Company's liquidity may also be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses. Moreover, the Company's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could therefore result in a disproportionate decrease in results of operations.

     The Company follows accounting policies that are in accordance with principles generally accepted in the United States. The Company conducts most of its business in U.S. dollars. All amounts included in the financial statements and in the notes herein are in U.S. dollars unless designated "L", in which case they are in pounds sterling. The exchange rates between the U.S. dollar and the pound sterling were $1.67, $1.67 and $1.71 (expressed in U.S. dollars per pound sterling) at December 31, 1998, 1997 and 1996, respectively.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Insignia Solutions plc and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash, cash equivalents, restricted cash and short-term investments at December 31, 1998 and 1997 comprise cash, restricted cash and certificates of deposit. Restricted cash, including $9.1 million of cash and cash equivalents held in escrow at December 31, 1998, aggregated $9.5 million and $0.2 million at

                             INSIGNIA SOLUTIONS PLC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

December 31, 1998 and 1997, respectively. Cash of $0.4 million and $0.3 million at December 31, 1998 and 1997, respectively, was restricted due to obligations under service contracts. Of the $9.1 million of cash and cash equivalents held in escrow at December 31, 1998, $2.5 million was released in February 1999. The balance is scheduled to be released in August 1999, pending resolution of the indemnity claim (see Note 10 to the Consolidated Financial Statements). Certificates of deposit aggregated $4.2 million and $6.2 million at December 31, 1998 and 1997, respectively.

     The Company has classified all its securities as "available-for-sale." The fair value of these securities, comprised primarily of certificates of deposit with commercial banks, approximates cost. These securities mature within one year.

REVENUE RECOGNITION

     In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes Statement of Position No. 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 deferred, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretive guidance. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company will determine the impact, if any, of SOP 98-9 on current revenue recognition practices when adopted. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during 1998.

     The Company's license revenues are derived from product licensing fees relating to the sale of packaged software products and royalties from distributors, original equipment manufacturers ("OEMs") and site licensees. The Company's service revenues are derived from OEMs for customer funded engineering and from annual maintenance contracts.

     Product licensing fees are recognized upon shipment if no significant vendor obligations remain and if collection of the resulting receivable is deemed probable. The Company grants distributors and resellers certain rights of return and price protection on unsold merchandise held by those distributors and resellers. Accordingly, provisions for estimated future returns, exchanges and credits for price protection are accrued upon product shipment.

     The Company has limited control over the extent to which products sold to distributors and resellers are sold through to end users. Accordingly, a portion of the Company's sales may from time to time result in increased inventory at its distributors and resellers. The Company provides sales returns allowances for distributor and reseller inventories. These allowances are based on the Company's estimates of expected sell-through by distributors and resellers of its products. Actual results could differ from these estimates.

     The Company provides a limited amount of free telephone technical support to customers. These activities are generally considered insignificant postcontract customer support obligations. Estimated costs of these activities are accrued at the time of product shipment. Revenues from annual maintenance contracts are recognized ratably over the term of the contract.

                             INSIGNIA SOLUTIONS PLC
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

     Revenues from OEMs for customer-funded engineering are recognized on a percentage of completion basis, which is computed using the input measure of labor cost. Minimum guaranteed royalty revenues not subject to significant future obligations are generally recognized upon shipment of the software. Royalty revenues that are subject to significant future obligations are recognized when earned. Royalty revenues that exceed the minimum guarantees are recognized when reported.

     Payments from OEMs and maintenance contracts received in advance of revenue recognition are recorded as deferred revenue.

INVENTORIES

     Inventories, principally finished software products, manuals and related supplies, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Provisions are made in each period for excess and obsolete inventories.

EQUIPMENT AND DEPRECIATION

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives which range from three to four years or the lease term if shorter.

FOREIGN CURRENCY TRANSLATION

     The Company's primary functional currency for its non-U.S. operations is the U.S. dollar. Non-U.S. dollar denominated monetary assets and liabilities are remeasured using the exchange rate in effect at the balance sheet date, while nonmonetary items are remeasured at historical rates. Revenues and expenses are translated at the average exchange rates in effect during each period, except for those expenses related to balance sheet amounts which are translated at historical exchange rates. Remeasurement adjustments and transaction gains or losses are recognized in the income statement during the period of occurrence. During its early years of existence, the Company used the pound sterling as the functional currency for its non-U.S. operations. Accordingly, translation gains and losses recognized during such periods have been included in the cumulative currency translation adjustments account.

FOREIGN CURRENCY FINANCIAL INSTRUMENTS

     The Company enters into currency option contracts to hedge against exchange risks associated with the pound sterling denominated operating expenses of its U.K. operations. The gains and losses on these contracts are generally included in the statement of operations when the related operating expenses are recognized. At December 31, 1998 and 1997, currency options of $0 and $2.0 million, respectively, were outstanding. Deferred gains and losses on such agreements at December 31, 1997 were not material. All contracts mature within one year of purchase. From time to time, the Company also enters into short-term forward exchange contracts. The Company generally does not use hedge accounting for the forward exchange contracts. Such contracts are marked to market at period ends. No forward exchange contracts were outstanding at December 31, 1998 or December 31, 1997.

                              INSIGNIA SOLUTIONS PLC
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes internal software development costs incurred after technological feasibility has been demonstrated. The Company defines establishment of technological feasibility as the completion of a working model. Such capitalized amounts are amortized commencing with the introduction of that product at the greater of the straight-line basis utilizing its estimated economic life, generally six months to one year, or the ratio of actual revenues achieved to the total anticipated revenues over the life of the product. At December 31, 1998 and 1997, capitalized software development costs were fully amortized.

STOCK-BASED COMPENSATION

     The Company accounts for its employee stock option plans and employee stock purchase plan in accordance with provisions of the Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but has made the disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") in these notes to consolidated financial statements.

INCOME TAXES

     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, short-term investments and trade accounts receivable. The Company places its cash, cash equivalents, restricted cash and short-term investments primarily in bank accounts and certificates of deposit with high credit quality financial institutions.

     The Company sells its products primarily to distributors and original equipment manufacturers. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. At December 31, 1998, two customers accounted for 25% and 16%, respectively, of gross trade receivables. At December 31, 1997, two customers accounted for 26% and 11%, respectively, of gross trade receivables.

NET INCOME (LOSS) PER SHARE

     Net income (loss) per share ("EPS") is presented on a basic and diluted basis, and is based upon the weighted average number of ordinary and ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of warrants and stock options (using the modified treasury stock method). Under the Basic method of calculation of EPS, ordinary equivalent shares are excluded from the computation. Under the Diluted method of calculation of EPS, ordinary share equivalents are excluded from the computation if their effect is anti-dilutive.

                              INSIGNIA SOLUTIONS PLC
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

COMPREHENSIVE INCOME

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. FAS 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. The accumulated other comprehensive loss at December 31, 1998 and 1997, related to cumulative currency translation adjustments. There were no other comprehensive income items in 1998, 1997 or 1996.

RECLASSIFICATIONS

     Certain previously reported amounts have been reclassified to conform with the current period presentation.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt FAS 133 in 2000.

     In March 1998, the AICPA issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-1 in 1999. The Company expects that SOP 98-1 will not have a material impact on the results of operations when adopted.

                              INSIGNIA SOLUTIONS PLC
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--BALANCE SHEET DETAIL:

     The following table provides details of the major components of the indicated balance sheet accounts (in thousands):

                                                                         DECEMBER 31,
                                                            ----------------------------------------
                                                                   1998                  1997
                                                            ------------------    ------------------
Accounts receivables, net:
  Trade accounts receivable, gross..................            $   3,155              $   9,572
    Less allowance for doubtful accounts............                 (459)                  (344)
    Less allowance for sales returns................                 (990)                (2,474)
                                                            ------------------    ------------------
                                                                $   1,706              $   6,754
                                                            ------------------    ------------------
                                                            ------------------    ------------------
Property and equipment, net:
  Computers and other equipment.....................            $   2,700              $   8,615
  Leasehold improvements............................                  458                  1,435
  Furniture and fixtures............................                  108                    810
                                                            ------------------    ------------------
                                                                    3,266                 10,860
  Less accumulated depreciation.....................               (2,192)                (8,685)
                                                            ------------------    ------------------
                                                                $   1,074              $   2,175
                                                            ------------------    ------------------
                                                            ------------------    ------------------
Accrued liabilities:
  Accrued legal and professional services...........            $     829              $     574
  Accrued compensation and payroll taxes............                  495                    585
  Accrued marketing programs........................                  165                    437
  Other.............................................                  776                  1,089
                                                            ------------------    ------------------
                                                                $   2,265              $   2,685
                                                            ------------------    ------------------
                                                            ------------------    ------------------


NOTE 3--STOCK PLANS:

     The Company has four stock option plans, which provide for the issuance of stock options to employees of the Company to purchase Ordinary shares of L0.20 par value. At December 31, 1998 and 1997, respectively, approximately 453,011 and 245,290 Ordinary shares were available for future grants of stock options. Stock options are generally granted at prices of not less than 100% of the fair market value of the Ordinary shares on the date of grant, as determined by the Board of Directors.

     In March 1995, the Company's shareholders adopted the 1995 Employee Share Purchase Plan (the "Purchase Plan") with 275,000 Ordinary shares reserved for issuance thereunder. On July 21, 1998 the number of shares reserved for issuance was increased to 525,000. The Purchase Plan became effective November 17, 1995 and enables employees to purchase Ordinary shares at approximately 85% of the fair market value of the Ordinary shares at the beginning or end of each six month offering period. The Purchase Plan qualifies as an "employee stock purchase plan" under section 423 of the U.S. Internal Revenue Code. During 1998, 1997 and 1996 the Company issued 128,103, 116,053 and 94,229 shares under the Purchase Plan, respectively. At December 31, 1998 approximately 186,615 ordinary shares were reserved for future Purchase Plan issuances.

                              INSIGNIA SOLUTIONS PLC
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--STOCK PLANS: (CONTINUED)

     The following table summarizes activity on stock options:

                                        1986 AND 1996    1988 AND 1995
                                            U.K.              U.S.                          WEIGHTED
                                        SHARE OPTION      STOCK OPTION                      AVERAGE
                                           SCHEMES           PLANS             TOTAL      EXERCISE PRICE
                                       ----------------  ---------------  --------------  ---------------
Outstanding at December 31, 1995....       1,217,343         1,096,976       2,314,319       $   1.96

Granted in 1996.....................          72,125           344,225         416,350       $   5.76
Exercised in 1996...................        (155,953)          (85,608)       (241,561)      $   1.34
Lapsed in 1996......................         (27,267)         (112,852)       (140,119)      $   5.61
                                       ----------------  ---------------  --------------  ---------------
Outstanding at December 31, 1996....       1,106,248         1,242,741       2,348,989       $   2.46

Granted in 1997.....................         187,000         1,671,925       1,858,925       $   2.30
Exercised in 1997...................         (74,756)         (302,368)       (377,124)      $   1.26
Cancelled/surrendered in 1997.......        (141,375)         (202,736)       (344,111)      $   6.32
Lapsed in 1997......................         (50,598)         (465,227)       (515,825)      $   2.84
                                       ----------------  ---------------  --------------  ---------------
Outstanding at December 31, 1997....       1,026,519         1,944,335       2,970,854       $   2.00

Granted in 1998.....................         143,250           888,750       1,032,000       $   1.11
Exercised in 1998...................        (396,000)          (95,000)       (491,000)      $   0.81
Lapsed in 1998......................        (205,977)       (1,033,744)     (1,239,721)      $   2.15
                                       ----------------  ---------------  --------------  ---------------
Outstanding at December 31, 1998....         567,792         1,704,341       2,272,133       $   1.77
                                       ----------------  ---------------  --------------  ---------------
                                       ----------------  ---------------  --------------  ---------------


     Options granted under the Company's option plans generally vest over a four year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date. Options to purchase 755,031 and 1,677,062 shares were exercisable at December 31, 1998 and 1997, respectively.

                              INSIGNIA SOLUTIONS PLC
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--STOCK PLANS: (CONTINUED)

     The following table summarizes information about the Company's stock options outstanding and exercisable at December 31, 1998:

     Options outstanding at December 31, 1998:

                                                                        WEIGHTED
                                                                         AVERAGE                  WEIGHTED
                                              NUMBER                    REMAINING             AVERAGE EXERCISE
RANGE OF EXERCISE PRICES                    OUTSTANDING             CONTRACTUAL LIFE                PRICE
----------------------------------     ----------------------     ----------------------      ----------------
$0.01 - $2.00.....................           1,578,958                  8.1 years                   $ 1.29
$2.01 - $4.00.....................             588,363                  8.5 years                   $ 2.37
$4.01 - $6.00.....................             103,625                  7.3 years                   $ 5.67
$6.01 - $11.00....................               1,187                  6.4 years                   $10.08
                                       ----------------------     ----------------------     --------------------
                                             2,272,133                  8.2 years                   $ 1.77
                                       ----------------------     ----------------------     --------------------
                                       ----------------------     ----------------------     --------------------

     Options exercisable at December 31, 1998:

                                                                      WEIGHTED
                                              NUMBER              AVERAGE EXERCISE
RANGE OF EXERCISE PRICES                    EXERCISABLE                PRICE
----------------------------------     ----------------------     ----------------
$0.01 - $2.00.....................             464,000                  $ 1.58
$2.01 - $4.00.....................             221,725                  $ 2.37
$4.01 - $6.00.....................              68,125                  $ 5.69
$6.01 - $11.00....................               1,181                  $10.09
                                       ----------------------     ----------------------
                                               755,031                  $ 2.20
                                       ----------------------     ----------------------
                                       ----------------------     ----------------------

FAIR VALUE DISCLOSURES

     Had the compensation cost for the Company's stock option plans and the Purchase Plan been determined based on the fair value at the grant dates, as prescribed in FAS 123, the net income (loss) and net income (loss) per share would have been adjusted to the pro-forma amounts indicated below (in thousands, except per share data):

                                                                 YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                                  1998                    1997                     1996
                                            ------------------    ----------------------    -------------------
Net income (loss):
  As reported.........................           $  422                 $ (10,658)               $ (10,766)
  Pro forma...........................             (756)                  (11,495)                 (11,275)
Basic net income (loss) per share:
  As reported.........................           $ 0.03                 $   (0.91)               $   (0.95)
  Pro forma...........................             (.06)                    (0.98)                   (0.99)
Diluted net income (loss) per share:
  As reported.........................           $ 0.03                 $   (0.91)               $   (0.95)
  Pro forma...........................             (.06)                    (0.98)                   (0.99)


                              INSIGNIA SOLUTIONS PLC
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--STOCK PLANS: (CONTINUED)

     In accordance with the disclosure provisions of FAS 123, the fair value of employee stock options granted during fiscal 1998, 1997 and 1996 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

                                                                 YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------
                                                        1998               1997              1996
                                                  -----------------  ----------------- ------------------
     Volatility range...........................            171%       64.0% - 66.9%      63.2% - 64.3%
     Risk-free interest rate range..............     4.2% - 5.6%         5.7% - 6.7%        5.3% - 6.6%
     Dividend yield.............................              0%                  0%                 0%
     Expected option term.......................           4 yrs               4 yrs              4 yrs


NOTE 4--RESTRUCTURING:

         In 1997, the Company completed two reorganizations. In the first reorganization the Company reduced headcount by 11 persons and integrated product development, product marketing and the sales organization into two business units. In the second reorganization, the Company combined the two sales organizations into one unit, reducing headcount by 53 persons, reorganized the sales force such that direct sales inquiries are now referred to distributors, and reduced the number of facilities it operated from. Restructuring expenses consist principally of costs related to terminated employees, including serverance payments and stock option related expenses, and future rents on facilities no longer used by the Company. At December
31, 1997, approximately $500,000 of the restructuring charge was included in accrued expenses.

NOTE 5--INCOME TAXES:

     The components of income (loss) before income taxes are as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                         1998          1997          1996
                                                     ------------  ------------  -----------
United States................................          $(4,241)      $ (2,286)     $ (8,733)
United Kingdom and other countries...........            6,446         (9,092)       (1,703)
                                                     ------------  ------------  -----------
                                                       $ 2,205       $(11,378)     $(10,436)
                                                     ------------  ------------  -----------
                                                     ------------  ------------  -----------

     The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                         1998          1997          1996
                                                     ------------  ------------  -----------
Current:
     U.S. federal.............................         $   (76)      $    174       $   (200)
     U.S. state and local.....................             100             -               -
     United Kingdom and other countries.......           1,759           (894)           530
                                                     ------------  ------------  -----------
          Total current.......................           1,783           (720)           330
                                                     ------------  ------------  -----------
Deferred:
     U.S. federal.............................              -              -               -
     U.S. state and local.....................              -              -               -
     United Kingdom and other countries.......              -              -               -
                                                     ------------  ------------  -----------
          Total deferred......................              -              -               -
                                                     ------------  ------------  -----------
Total provision (benefit).........................     $ 1,783       $  (720)     $      330
                                                     ------------  ------------  -----------
                                                     ------------  ------------  -----------

                              INSIGNIA SOLUTIONS PLC
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--INCOME TAXES: (CONTINUED)

     A reconciliation of the Company's effective tax rate to the U.S. federal statutory rate follows:

                                                            YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                         1998         1997          1996
                                                     ------------  ------------  -----------
U.S. federal statutory rate........................     (34.0)%      (34.0)%       (34.0)%
State and local taxes, net of U.S. federal benefit.       4.5            -             -
Foreign income taxes at other than U.S. rate.......      86.4         (6.3)          3.2
Utilization of operating loss carryforwards........     (10.0)           -             -
Reserve for net deferred tax assets................      34.0         34.0          34.0
                                                     ------------  ------------  -----------
     Effective tax rate............................      80.9%        (6.3)%         3.2%
                                                     ------------  ------------  -----------
                                                     ------------  ------------  -----------


Deferred tax assets were comprised of the following (in thousands):

                                                                         DECEMBER 31,
                                                                  -------------------------
                                                                      1998         1997
                                                                  ------------  -----------
Net operating loss carryforwards...............................     $  6,947      $  4,342
Tax credit carryforwards.......................................        1,082           789
Sales return allowance.........................................          384           684
Accrued expenses, allowance and other temporary differences....          657         1,584
                                                                  ------------  -----------
Net deferred tax assets before valuation allowance.............        9,070         7,399
Deferred tax asset valuation allowance.........................       (9,070)       (7,399)
                                                                  ------------  -----------
Net deferred taxes.............................................     $      -      $      -
                                                                  ------------  -----------
                                                                  ------------  -----------

    At December 31, 1998, the Company had net operating loss carryforwards of approximately $18.6 million, $9.3 million and $1.8 million for U.S. Federal, State and United Kingdom tax purposes, respectively. If unutilized, these net operating loss carryforwards will completely expire in 2018, 2003 and unlimited, respectively. Should the Company incur substantial changes in ownership, the U.S. federal and state net operating losses may be subject to an annual utilization limitation.

     At December 31, 1998, the Company's deferred tax assets relate primarily to its United States operations. Management believes that, based on such factors as recent and potential fluctuations in operating results, it is more likely than not that the United States operations will not generate sufficient future taxable income, and thus a full valuation allowance has been recorded at December 31, 1998. If the Company generates taxable income in future years, the valuation allowance may be reduced, which correspondingly may reduce the Company's tax provision.

NOTE 6--EMPLOYEE PENSION PLANS:

     The Company has a 401(k) plan covering all of its U.S. employees and a defined contribution pension plan covering all its United Kingdom employees. Under both these plans, employees may contribute a percentage of their compensation and the Company makes certain matching contributions. Both the employees' and the Company's contributions are fully vested and nonforfeitable at all times. The assets of both these plans are held separately from those of the Company in independently managed and administered funds. The Company's contributions to these plans aggregated $182,000 in 1998, $315,000 in 1997 and $340,000 in 1996.

                              INSIGNIA SOLUTIONS PLC
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--NET INCOME (LOSS) PER SHARE:

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                      1998              1997             1996
                                                  -------------     -------------    -------------
                                                        (in thousands, except per share data)
Net income (loss)                                   $      422        $  (10,658)      $  (10,766)
                                                  -------------     -------------    -------------
                                                  -------------     -------------    -------------

CALCULATION OF BASIC NET INCOME (LOSS) PER SHARE:
Weighted average number of shares
  outstanding used in computation                       12,159            11,690           11,342
                                                  -------------     -------------    -------------
                                                  -------------     -------------    -------------

Basic net income (loss) per share                   $     0.03        $    (0.91)      $    (0.95)
                                                  -------------     -------------    -------------
                                                  -------------     -------------    -------------

CALCULATION OF DILUTED NET INCOME (LOSS) PER SHARE:
Weighted average number of shares
  outstanding used in computation                       12,159            11,690           11,342
Net effect of dilutive stock options
  outstanding                                              219                 -                -
                                                  -------------     -------------    -------------

Weighted average number of shares
  and share equivalents                                 12,378            11,690           11,342
                                                  -------------     -------------    -------------
                                                  -------------     -------------    -------------

Diluted net income (loss) per share                 $     0.03        $    (0.91)      $    (0.95)
                                                  -------------     -------------    -------------
                                                  -------------     -------------    -------------


NOTE 8--COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

     The Company is party to a number of noncancelable operating and capital lease agreements.

     Computer and other equipment under capital leases were as follows (in thousands):

                                                                           DECEMBER 31,
                                                                  --------------------------------
                                                                       1998              1997
                                                                  ---------------   --------------
Computer and other equipment, at cost.......................         $     593        $     769
Less accumulated amortization...............................              (546)            (561)
                                                                  ---------------   --------------
Computer and other equipment, net...........................         $      47        $     208
                                                                  ---------------   --------------
                                                                  ---------------   --------------


                              INSIGNIA SOLUTIONS PLC
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--COMMITMENTS AND CONTINGENCIES: (CONTINUED)

     Amortization of leased computers and other equipment under capital leases was $50,000, $252,000 and $273,000 in 1998, 1997 and 1996,
respectively.

     The following are future minimum payments under capital and operating leases as of December 31, 1998 (in thousands):

                                                                     CAPITAL     OPERATING
                                                                      LEASES       LEASES
                                                                    ----------- -------------
Year ending December 31,
1999..............................................                    $    55      $     739
2000..............................................                           -           642
2001..............................................                           -           631
2002..............................................                           -           995
2003..............................................                           -           418
Thereafter........................................                           -         2,175
                                                                    ----------- -------------
Total minimum lease payments......................                          55     $   5,600
                                                                                -------------
Less amount representing interest.................                          (4) -------------
                                                                    -----------
Present value of minimum obligations under capital
  leases..........................................                          51
Less current portion of obligations under capital
  leases..........................................                         (51)
                                                                    -----------
Long-term obligations under capital
  leases..........................................                    $      -
                                                                    -----------
                                                                    -----------

     Operating lease commitments above are net of sublease income of $832,000, $832,000, $792,000 and $188,000 in 1999, 2000, 2001 and 2002,
respectively. The rental expense under all operating leases was $791,000, $921,000, and $1,770,000 in 1998, 1997 and 1996, respectively. Rental expense was net of sublease rental income of $559,000 in 1998, $407,000 in 1997 and $356,000 in 1996.

ROYALTY AGREEMENT

     The Company has a non-exclusive, worldwide license from Microsoft ("Microsoft Distribution Agreement") to reproduce, adapt and distribute the currently available versions of Windows and MS-DOS that are included as a component of the Company's products. The Company pays Microsoft a per unit royalty for copies of the Company's products sold that include a version of Windows and MS-DOS. The current royalty amounts are based upon certain estimates of the volume of the Company's sales of SoftWindows. The Microsoft Distribution Agreement expired on March 31, 1997, but was extended until September 30, 1998 on substantially the same terms. The Company subsequently entered into a new distribution agreement dated October 1, 1998 on substantially the same terms, effective for one year.

     In January 1999, pursuant to this agreement, Microsoft began an audit of the royalties paid in 1997 and 1998. The Company has not been notified of the outcome of the audit. If Microsoft claims underpayment of royalties, under this agreement, the Company may be subject to penalties in addition to the repayment of the underpaid royalties.

EMPLOYMENT AGREEMENTS

     The Company has entered into several employment agreements with key executives which would require the Company to continue to pay salary for up to one year if any of these employees is terminated under certain circumstances as specified in the agreements.

                              INSIGNIA SOLUTIONS PLC
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--SEGMENT INFORMATION:

     In 1998, the Company adopted Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations but did affect the disclosure of segment information.

    The Company operates in a single industry segment providing virtual machine technology which enables software applications and operating systems to be run on various computer platforms. In 1998, Ingram Micro U.S. and Sun Microsystems Inc. each accounted for 27% of total revenues. In 1997, Silicon Graphics, Inc. accounted for 19% of total revenues. In 1996, Silicon Graphics, Inc. and Mitsubishi Corporation accounted for 14% and 12%, respectively of total revenues. No other customer accounted for 10% or more of the Company's total revenues during 1998, 1997 or 1996.

GEOGRAPHIC INFORMATION

     Financial information by geographical region is summarized below (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                   1998           1997           1996
                                               ------------   ------------   ------------
Revenues from unaffiliated customers:
     United States...........................    $ 11,960       $ 32,458       $ 36,371
     International...........................       2,136          6,411          7,875
                                               ------------   ------------   ------------
Consolidated.................................    $ 14,096       $ 38,869       $ 44,246
                                               ------------   ------------   ------------
                                               ------------   ------------   ------------
Intercompany revenues:
     United States...........................    $  1,637       $  4,929       $    913
     International...........................       1,280          3,250          9,104
                                               ------------   ------------   ------------
Consolidated.................................    $  2,917       $  8,179       $ 10,017
                                               ------------   ------------   ------------
                                               ------------   ------------   ------------
Operating loss:
     United States...........................    $ (4,168)      $ (2,005)      $ (8,666)
     International...........................      (9,498)        (9,877)        (3,166)
                                               ------------   ------------   ------------
Consolidated.................................    $(13,666)      $(11,882)      $(11,832)
                                               ------------   ------------   ------------
                                               ------------   ------------   ------------
Identifiable assets:
     United States...........................    $  4,366       $ 13,380       $  9,982
     International...........................      26,077         21,162         30,060
     Intercompany items and eliminations.....      (9,432)        (9,085)        (5,471)
                                               ------------   ------------   ------------
Consolidated.................................    $ 21,011       $ 25,457       $ 34,571
                                               ------------   ------------   ------------
                                               ------------   ------------   ------------
Long-lived assets:
     United States...........................    $    794       $  1,573       $  2,371
     International...........................      10,344         10,347          7,814
     Intercompany items and eliminations.....      (9,432)        (9,085)        (5,471)
                                               ------------   ------------   ------------
Consolidated.................................     $ 1,706       $  2,835       $  4,714
                                               ------------   ------------   ------------
                                               ------------   ------------   ------------

     All of the international revenues and substantially all of the international identifiable assets relate to the Company's operations in the United Kingdom. Intercompany sales are accounted for at prices intended to approximate those that would be charged to unaffiliated customers.

     Revenues from United States operations included export sales of $1,290,000, $3,087,000 and $5,795,000 in 1998, 1997 and 1996, respectively, which were primarily to customers in Asia and Australia.

    Revenue reports based on geographic area were prepared for the first time in fiscal 1998. Management believes that, given its systems' constraints, the cost to develop comparative segment information for prior years would be excessive. Accordingly, comparative information for all prior years will not be presented.

     Revenue by geographic area for the year ended December 31, 1998 is as follows (in thousands):

                        U.S.              JAPAN              EUROPE             TOTAL
                    --------------    ---------------     --------------    ---------------
Distributor             $ 9,525           $  1,306            $ 2,119            $12,950
End user                  1,033                  -                  9              1,042
Other                        96                  -                  8                104
                    --------------    ---------------     --------------    ---------------
Total                   $10,654           $  1,306            $ 2,136           $ 14,096
                    --------------    ---------------     --------------    ---------------
                    --------------    ---------------     --------------    ---------------
% of Total revenue          76%                9%                 15%               100%
                    --------------    ---------------     --------------    ---------------
                    --------------    ---------------     --------------    ---------------


     There were no European countries that accounted for more than 10% of total revenue.

NOTE 10--SUBSEQUENT EVENTS:

     On January 29, 1999, the Company received an indemnity claim from Citrix for an amount estimated by Citrix to not exceed $6.25 million. The claim was made pursuant to the Asset Purchase Agreement between the Company and Citrix under which Citrix purchased the Company's NTRIGUE product line in February 1998.

     Citrix' indemnity claim is based on a declaratory relief action that Citrix filed against GraphOn Corp. ("GraphOn") in November 1998 in the United States District Court, Southern District of Florida. Citrix' action against GraphOn seeks a declaratory judgement that Citrix does not infringe any GraphOn proprietary rights and that Citrix has not misappropriated any trade secrets or breached an agreement to which GraphOn is a party. Citrix filed the action in response to and to resolve assertions first made by GraphOn, and disclosed to Citrix in January 1998, that the Company used GraphOn's confidential information to develop certain of the Company's products, possibly including products the Company sold to Citrix in February 1998. GraphOn has not filed an action against either the Company or Citrix relating to its assertions and the Company believes such assertions by GraphOn are without merit or basis. Accordingly, the Company intends to contest Citrix' indemnity claim.

                              INSIGNIA SOLUTIONS PLC
                                   SCHEDULE II
                          VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE AT
                                                BEGINNING                            DEDUCTIONS       BALANCE AT END
                                                OF PERIOD          ADDITIONS        (WRITE-OFFS)        OF PERIOD
                                            -----------------  -----------------  ----------------  -----------------
                                                                         (in thousands)
Allowance for doubtful accounts:
Year ended December 31, 1998                       $344              $209             $ (94)               $459
Year ended December 31, 1997                        298                94               (48)                344
Year ended December 31, 1996                        228               127               (57)                298


                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
    and Shareholders of Insignia Solutions plc:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Insignia Solutions plc and its subsidiaries (the "Company") at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
------------------------------


San Jose, California
March 30, 1999

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.

                                       INSIGNIA SOLUTIONS PLC

                                       By: /s/ Richard M. Noling
                                       -------------------------------------
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        SIGNATURE                        CAPACITY                        DATE
        ---------                        --------                        ----
/s/ Richard M. Noling              President, Chief Executive         March 30, 1999
-------------------------------    Officer, and a Director
Richard M. Noling                  (Principal Executive Officer,
                                   and Director)

/s/Stephen M. Ambler               Chief Financial Officer,           March 30, 1999
-------------------------------    Company Secretary and Senior
Stephen M. Ambler                  Vice President (Principal
                                   Financial Officer and Principal
                                   Accounting Officer)
ADDITIONAL DIRECTORS:

/s/ Albert E. Sisto                Director                           March 30, 1999
-------------------------------
Albert E. Sisto

/s/ Vincent S. Pino                Director                           March 30, 1999
-------------------------------
Vincent S. Pino

/s/ Nicholas, Viscount Bearsted    Director                           March 30, 1999
-------------------------------
Nicholas, Viscount Bearsted

                               INDEX TO EXHIBITS

     The following exhibits are filed as part of this Report:


  EXHIBIT
  NUMBER                               EXHIBIT TITLE
 --------  -----------------------------------------------------------------------
    2.01 --Asset Purchase Agreement dated as of January 10, 1998, by and among Citrix Systems, Inc., Citrix Systems UK Limited and Insignia
           Solutions plc. (7)**
    2.02 --Amendment No. 1 to Asset Purchase Agreement dated as of February
           5, 1998, by and among Citrix Systems, Inc., Citrix Systems UK
           Limited and Insignia Solutions plc. (7)**
    3.02 --Registrant's Articles of Association. (1)
    3.04 --Registrant's Memorandum of Association. (1)
    4.01 --Form of Specimen Certificate for Registrant's Ordinary Shares. (1)
    4.02 --Registration Rights Agreement, dated as of June 5, 1992, as amended. (1)
    4.03 --Deposit Agreement between Registrant and The Bank of New York. (2)
    4.04 --Form of American Depositary Receipt (included in Exhibit 4.03). (2)
   10.01 --Registrant's 1986 Executive Share Option Scheme, as amended, and related documents. (1)*
   10.02 --Registrant's 1988 U.S. Stock Option Plan, as amended, and related documents. (1)*
   10.03 --Registrant's 1995 Incentive Stock Option Plan for U.S. Employees
           and related documents. (6)*
   10.05 --Insignia Solutions Inc. 401(k) Plan. (1)*
   10.06 --Registrant's Small Self-Administered Pension Plan Definitive Deed
           and Rules. (1)*
   10.10 --Executive's Employment Agreement dated January 1, 1993 between
           Registrant and George Buchan. (1)*
   10.14 --Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (1)*
   10.15 --Lease Agreement between Insignia Solutions Inc. and Shoreline
           Investments I dated March 10, 1993. (1)
   10.16 --Lease between Registrant and The Standard Life Assurance Company dated November 3, 1992 and related documents. (1)
   10.17 --License Agreement between Insignia Solutions Inc. and Microsoft
           Corporation dated January 1, 1991, as amended. (1)**
   10.21 --Distribution Agreement between Insignia Solutions Inc. and Micro
           D, Inc. dated October 27, 1988, as amended. (1)**
   10.22 --Form of Indemnification Agreement entered into between Insignia
           Solutions Inc. and each of Registrant's directors and executive officers. (1)*
   10.25 --Authorized International Master Distributor Agreement between
           Insignia Solutions Inc. and Mitsubishi Corporation dated May 16,
           1995, as amended. (2)**
   10.27 --Microsoft Software Distribution License Agreement for Desktop
           Operating Systems dated March 1, 1996, between Microsoft Corporation and Insignia Solutions Inc. (4)**
   10.28 --U.K. Employee Share Option Scheme 1996, as amended. (6)*
   10.29 --License and Distribution Agreement effective February 24, 1995, between Silicon Graphics, Inc. and Insignia Solutions Inc., as
           amended. (3)**
   10.30 --Amendment Number 1 and Amendment Number 2 to Microsoft OEM License
           Agreement for Desktop Operating Systems between the Company and
           Microsoft Corporation. (5)**
   10.33 --Employment Agreement effective March 25, 1997 between Registrant and Richard M. Noling. (6)*
   10.34 --Consulting Agreement effective April 1, 1997 between Registrant and Nicholas, Viscount Bearsted. (6)*
   10.35 --Volume Purchase Agreement dated as of September 29, 1997 between
           Registrant and Silicon Graphics, Inc. (6)
   10.36 --Source Code License and Binary Distribution Agreement dated as of September 29, 1997 between Registrant and Silicon Graphics,
           Inc. (6)
   10.37 --Amendment Number 4 dated March 15, 1998 to Microsoft OEM License
           Agreement for Desktop Operating Systems between the Company and
           Microsoft Corporation. (8)


  EXHIBIT
  NUMBER                               EXHIBIT TITLE
 --------  -----------------------------------------------------------------------
   10.38 --Lease Agreement between Insignia Solutions, Inc. and Lincoln-Whitehall
           Pacific, LLC, dated December 22, 1997. (8)
   10.39 --Trademark License between Insignia Solutions, Inc. and Microsoft
           Corporation dated March 16, 1998. (8)
   10.40 --Distribution Agreement between Insignia Solutions, Inc. and Sun
           Microsystems, Inc. dated December 24, 1997. (8)**
   10.41 --Microsoft License Agreement for Desktop Operating System Products dated
           October 1, 1998 between Microsoft Licensing, Inc. and Insignia Solutions,
           Inc. (9)**
   10.42 --Registrant's 1995 Employee Share Purchase Plan, as amended. (9)*
   10.43 --Promissory Note dated July 1, 1998 between Insignia Solutions, Inc. and
           David Winterburn. (9)*
   10.44 --Lease agreements(s) between Insignia Solutions plc and Comland Industrial and Commercial Properties Limited dated August 12th, 1998 for the Apollo
           House premises and the Saturn House premises.
   10.45 --Consulting agreement between Insignia Solutions Inc. and Albert Sisto dated December 28, 1998. *
   21.01 --List of Registrant's subsidiaries. (2)
   23.01 --Consent of PricewaterhouseCoopers LLP, Independent Accountants.
   27.01 --Financial Data Schedule.


*    Management contract or compensatory plan.
** Confidential treatment has been granted with respect to certain portions of this agreement. Such portions were omitted from this filing and filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to the exhibit of the same number from Registrant's Registration Statement on Form F-1 (File No. 33-98230) declared effective by the Commission on November 13, 1995.

(2) Incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(4) Incorporated by reference to Exhibit 10.27 from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(5) Incorporated by reference to Exhibit 10.30 from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(6) Incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(7) Incorporated by reference to the exhibit of the same number from Registrant's Current Report on Form 8-K dated February 5, 1998.

(8) Incorporated by reference to the exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(9) Incorporated by reference to the exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.