Form 10-Q
period 1999-03-31
INSIGNIA SOLUTIONS PLC
filed 1999-05-13
CIK 1002390

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR,

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

                             ----------------------


  41300 CHRISTY STREET                      THE MERCURY CENTRE, WYCOMBE LANE
        FREMONT                                      WOOBURN GREEN
    CALIFORNIA 94538                          HIGH WYCOMBE, BUCKS HP10 0HH
UNITED STATES OF AMERICA                             UNITED KINGDOM
     (510) 360-3700                                 (44) 1628-539500

          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES
                       AND PRINCIPAL PLACES OF BUSINESS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 12, 1999, there were 12,783,425 Ordinary shares of L 0.20 each nominal value, outstanding.

                             INSIGNIA SOLUTIONS PLC

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheet at March 31, 1999
          and December 31, 1998..............................................................3

          Condensed Consolidated Statement of Operations for the three months ended March 31, 1999 and 1998......................................................4

          Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1999 and 1998......................................................5

          Notes to Unaudited Condensed Consolidated Financial Statements.....................6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.........................................................10

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................21

                      PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.................................................................22

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..................................................22

SIGNATURES..................................................................................23


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             INSIGNIA SOLUTIONS PLC
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                     March 31,            December 31,
                             ASSETS                                    1999                   1998
                                                               -------------------    -------------------
Current assets:
          Cash and cash equivalents                                   $  3,577               $  6,798
          Restricted cash                                                  186                    186
          Cash and cash equivalents held in escrow                       6,700                  9,100
          Accounts receivable, net of allowances
              of $948 and $1,449, respectively                           1,017                  1,706
          Prepaid and other current assets                               1,423                  1,515
                                                               -------------------    -------------------
             Total current assets                                       12,903                 19,305

Property and equipment, net                                                928                  1,074
Restricted cash                                                            250                    250
Other noncurrent assets                                                    325                    382
                                                               -------------------    -------------------

                                                                      $ 14,406               $ 21,011
                                                               ===================    ===================

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                               $    847               $  1,608
       Accrued liabilities                                               2,267                  2,265
       Accrued royalties                                                 1,597                  4,309
       Income taxes payable                                                960                    994
       Deferred revenue                                                    228                    262
       Customer deposits                                                    63                    104
       Capital lease obligations                                            37                     51
                                                               -------------------    -------------------
             Total current liabilities                                   5,999                  9,593
                                                               -------------------    -------------------

Contingency (Note 6)

Shareholders' equity:
       Preferred shares                                                      -                      -
       Ordinary shares                                                   4,225                  4,164
       Additional paid-in capital                                       34,769                 34,725
       Accumulated deficit                                             (30,126)               (27,010)
       Cumulative currency translation adjustment                         (461)                  (461)
                                                               -------------------    -------------------
             Total shareholders' equity                                  8,407                 11,418
                                                               -------------------    -------------------

                                                                      $ 14,406               $ 21,011
                                                               ===================    ===================

                             See accompanying notes

                             INSIGNIA SOLUTIONS PLC
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                                                         Three months ended
                                                                             March 31,
                                                               ---------------------------------------
                                                                    1999                    1998
                                                               ----------------        ---------------
Net revenues:
       License                                                     $   2,180                $ 4,760
       Service                                                           128                    222
                                                               ----------------        ---------------

              Total net revenues                                       2,308                  4,982
                                                               ----------------        ---------------

Cost of net revenues:
       License                                                         1,093                  2,478
       Service                                                           178                    441
                                                               ----------------        ---------------

              Total cost of net revenues                               1,271                  2,919
                                                               ----------------        ---------------

              Gross profit                                             1,037                  2,063
                                                               ----------------        ---------------

Operating expenses:
       Sales and marketing                                             1,628                  2,563
       Research and development                                        1,615                  1,496
       General and administrative                                        978                  1,361
                                                               ----------------        ---------------

              Total operating expenses                                 4,221                  5,420
                                                               ----------------        ---------------

              Operating loss                                          (3,184)                (3,357)

Interest income, net                                                     155                    151
Other income (expense), net                                              (47)                14,791
                                                               ----------------        ---------------

              Income (loss) before income taxes                       (3,076)                11,585

Provision for income taxes                                                40                  3,953
                                                               ----------------        ---------------

              Net income (loss)                                    $  (3,116)              $  7,632
                                                               ================        ===============

Net income (loss) per share:
                      Basic                                        $   (0.25)               $  0.63
                                                               ================        ===============
                      Diluted                                      $   (0.25)               $  0.62
                                                               ================        ===============

Weighted average equivalent shares:
                      Basic                                           12,690                 12,077
                                                               ================        ===============
                      Diluted                                         12,690                 12,404
                                                               ================        ===============

                             See accompanying notes

                             INSIGNIA SOLUTIONS PLC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                                Three months ended
                                                                                     March 31,
                                                                           ------------------------------
                                                                               1999              1998
                                                                           -------------     -------------
Cash flows from operating activities:

    Net income (loss)                                                        $ (3,116)          $ 7,632
       Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation                                                              176               236
        Other                                                                       -           (14,731)
        Net changes in assets and liabilities:
               Accounts receivable, net                                           689               699
               Prepaid and other current assets                                    92              (655)
               Prepaid income taxes                                                 -               864
               Other noncurrent assets                                             57                82
               Accounts payable                                                  (761)              142
               Accrued liabilities                                                  2               (69)
               Customer deposits                                                  (41)             (182)
               Accrued royalties                                               (2,712)           (1,491)
               Deferred revenue                                                   (34)             (335)
               Income taxes                                                       (34)            3,316
               Noncurrent liabilities                                               -                98
                                                                           -------------     -------------
                Net cash used in operating activities                          (5,682)           (4,394)
                                                                           -------------     -------------
Cash flows from investing activities:
    Purchases of property and equipment                                           (50)             (284)
    Purchase of short-term investments, net                                         -            (2,237)
    Proceeds from sale of product line                                             20            16,597
    Product line sale proceeds held in escrow                                    (100)           (8,750)
    Product line sale proceeds released from escrow                             2,500                 -
                                                                           -------------     -------------
                Net cash provided by investing activities                       2,370             5,326
                                                                           -------------     -------------
Cash flows from financing activities:
    Payments made under capital leases                                            (14)              (76)
    Proceeds from issuance of shares, net                                         105               188
                                                                           -------------     -------------
                Net cash provided by financing activities                          91               112
                                                                           -------------     -------------
Net increase (decrease) in cash and cash equivalents                           (3,221)            1,044
Cash and cash equivalents at beginning of the period                            6,798            10,641
                                                                           -------------     -------------
Cash and cash equivalents at end of the period                                 $3,577           $11,685
                                                                           =============     =============

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

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on December 31, 1999.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998, included in Insignia's 1998 Annual Report and Insignia's Form 10-K.

NOTE 2.  INCOME TAX PROVISION (BENEFIT)

Insignia's provision for income taxes for the three months ended March 31, 1999, primarily represents certain non-U.S. taxes arising from sales to customers in Japan. Insignia accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Insignia's financial statements or tax returns. In estimating future tax consequences, Insignia generally considers all expected future events other than enactments of changes in the tax law or rates.

NOTE 3.  NET INCOME (LOSS) PER SHARE

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

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Insignia will adopt FAS 133 in 2000. Insignia expects the adoption of FAS 133 will not affect results of operations.

In March 1998, the AICPA issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and is effective for financial statements for fiscal years beginning after December 15, 1998. Insignia has adopted SOP 98-1 in 1999. The adoption of SOP 98-1 did not have a material impact on the results of operations.

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

In 1998, Insignia adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. FAS 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. The accumulated other comprehensive loss at March 31, 1999 and December 31, 1998 related to cumulative currency translation adjustments.

Total comprehensive income (loss) was not different from the net income (loss) reported for the three months ended March 31, 1999.

NOTE 6.  CONTINGENCIES

MICROSOFT

Insignia has a non-exclusive, worldwide license from Microsoft ("Microsoft Distribution Agreement") to reproduce, adapt and distribute the currently available versions of Windows and MS-DOS that are included as a component of Insignia's SoftWindows products. Insignia pays Microsoft a per unit royalty for copies of Insignia's products sold that include a version of Windows and MS-DOS. The current royalty amounts are based upon certain estimates of the volume of Insignia's sales of SoftWindows. The Microsoft Distribution Agreement expired on March 31, 1997, but was extended until September 30, 1998 on substantially the same terms. Insignia subsequently entered into a new distribution agreement dated October 1, 1998 on substantially the same terms, effective for one year.

In January 1999, pursuant to this agreement, Microsoft began an audit of the royalties paid in 1997 and 1998. Insignia has not been notified of the outcome of the audit. If Microsoft claims underpayment of royalties, under this agreement, Insignia may be subject to penalties in addition to the repayment of the underpaid royalties.

CITRIX

In February 1998, Insignia disposed of its NTRIGUE technology for $17.687 million. A substantial portion of the total purchase price paid by the Buyer ("Citrix") was placed in escrow to secure Insignia's agreement to indemnify Citrix with respect to certain matters.

On January 29, 1999, Insignia received an indemnity claim from Citrix for an amount estimated by Citrix to not exceed $6.25 million. The claim was made pursuant to the Asset Purchase Agreement between Insignia and Citrix under which Citrix purchased Insignia's NTRIGUE product line in February 1998.

Citrix' indemnity claim is based on a declaratory relief action that Citrix filed against GraphOn Corporation ("GraphOn") in November 1998 in the United States District Court, Southern District of Florida. Citrix' action against GraphOn seeks a declaratory judgement that Citrix does not infringe any GraphOn proprietary rights and that Citrix has not misappropriated any trade secrets or breached an agreement to which GraphOn is a party. Citrix filed the action in response to and to resolve assertions first made by GraphOn, and disclosed to Citrix in January 1998, that Insignia used GraphOn's confidential information to develop certain of Insignia's products, possibly including products Insignia sold to Citrix in February 1998. GraphOn has not filed an action against either Insignia or Citrix relating to its assertions and Insignia believes such assertions by GraphOn are without merit or basis. Accordingly, Insignia intends to contest Citrix' indemnity claim.

NOTE 7.  SEGMENT INFORMATION

In 1998, Insignia adopted Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of Insignia's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations but did affect the disclosure of segment information.

Insignia operates in a single industry segment providing virtual machine technology which enables software applications and operating systems to be run on various computer platforms. In the first quarter of 1999, Ingram Micro U.S., Software House International, and Mitsubishi accounted for 10%, 23% and 16% of total revenues, respectively. In the first quarter of 1998, Ingram Micro U.S., Tech Data and Sun Microsystems, Inc. accounted for 25%, 13% and 17% of total revenues, respectively. No other customer accounted for 10% or more of Insignia's total revenues during the first quarter of 1999 and 1998.

GEOGRAPHIC INFORMATION

Financial information by geographical region is summarized below (in thousands):

                                                         Three months ended
                                                              March 31,
                                                    ---------------------------
                                                       1999           1998
                                                    ------------   ------------
Revenues from unaffiliated customers:
     United States...........................         $ 2,081        $ 4,666
     International...........................             227            316
                                                    ------------   ------------
Consolidated.................................         $ 2,308        $ 4,982
                                                    ============   ============
Intercompany revenues:
     United States...........................         $   169        $   465
     International...........................             111            540
                                                    ------------   ------------
Consolidated.................................         $   280        $ 1,005
                                                    ============   ============
Operating loss:
     United States...........................         $(1,083)       $  (536)
     International...........................          (2,101)        (2,821)
                                                    ------------   ------------
Consolidated.................................         $(3,184)       $(3,357)
                                                    ============   ============
Identifiable assets:
     United States...........................         $ 3,603        $10,446
     International...........................          24,210         33,798
     Intercompany items and eliminations.....         (13,390)        (8,829)
                                                    ------------   ------------
Consolidated.................................         $14,406        $35,415
                                                    ============   ============

All of the international revenues and substantially all of the international identifiable assets relate to Insignia's operations in the United Kingdom. Intercompany sales are accounted for at prices intended to approximate those that would be charged to unaffiliated customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Form 10-Q and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Insignia's Form 10-K for the year ended December 31, 1998 (the "Form 10-K").

FUTURE OPERATING RESULTS

This Form 10-Q contains forward looking statements. These forward looking statements concern matters which include the revenue model and market for Jeode, international sales, the availability of licenses to third-party proprietary rights, Year 2000 compliance, exchange rate fluctuations and Insignia's liquidity and capital needs and other statements regarding matters that are not historical. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: the demand for Jeode; Insignia's ability to deliver on time, and market acceptance of new products or upgrades of existing products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; product life cycles; quality control of products sold; competitive conditions in the industry; economic conditions generally or in various geographic areas; and the risks listed from time to time in the reports that Insignia files with the U.S. Securities and Exchange Commission.

Insignia's future performance depends upon sales of products within Insignia's Jeode product line, which is a new product. Jeode may not achieve or sustain market acceptance or provide the desired revenue levels. The failure of the Jeode product to provide an adequate level of performance and functionality, or the lack of market acceptance of this product for any reason, would have a material adverse effect on Insignia's business, financial condition and results of operations. If the Jeode product is successful and developed on a timely basis, Insignia will be required to further develop direct sales channels in the embedded systems market and to hire and train more direct sales personnel. Competition for qualified sales personnel is intense and Insignia may not be able to attract the personnel needed to market and sell products in the embedded systems market. Insignia anticipates increased operating expenses as it introduces the product and develops the organization to market, sell and support the product, before any revenue is recognized from sales of the product. There can be no assurance that Insignia will experience growth in revenues in any particular period when compared to prior periods. Any quarterly or annual shortfall in net revenues in relation to expectations would have a material adverse effect on Insignia's business, operating results and financial condition. Insignia may not be able to achieve or sustain profitability. If Insignia's revenues grow more slowly than anticipated, or if Insignia's operating expenses exceed expectations and cannot be adjusted, Insignia's business, operating results and financial condition would be materially and adversely affected. In future periods, Insignia's operating results may fall below the levels expected by securities analysts and shareholders, which would result in a substantial decline in the trading price of Insignia's shares and could have an adverse effect on the liquidity of Insignia's shares.

Insignia's Annual Report on Form 10-K for 1998 includes an analysis of certain risks of Insignia's business, including risks which are inherent to software development, as well as specific risks relating to the competitive environment in which Insignia operates. Although Insignia has sought to identify the most significant risks to its business, Insignia cannot predict whether, or to what extent any such risks may be realized, nor can there be any assurance that Insignia has identified all possible issues which Insignia might face. Potential risks and uncertainties include, without limitation, those mentioned in Insignia's Form 10-K; and in particular the continued acceptance by the marketplace of Insignia's products and Insignia's ability to successfully develop new products in the future. Investors should carefully read Insignia's filings with the Securities and Exchange Commission, together with this Form 10-Q, and consider all trends and uncertainties concerning Insignia's business before making an investment decision with respect to Insignia's stock.

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three month periods ended March 31, 1999 and 1998.

                                                              Three months ended
                                                                   March 31,
                                                      --------------------------------
                                                            1999               1998
                                                      --------------     --------------
 Net revenues:
       License                                              94.5%              95.5%
       Service                                               5.5%               4.5%
                                                      --------------     --------------

          Total net revenues                               100.0%             100.0%
                                                      --------------     --------------

 Cost of net revenues:
       License                                              47.4%              49.7%
       Service                                               7.7%               8.9%
                                                      --------------     --------------

          Total cost of net revenues                        55.1%              58.6%
                                                      --------------     --------------

          Gross margin                                      44.9%              41.4%
                                                      --------------     --------------

 Operating expenses:
       Sales and marketing                                  70.5%              51.5%
       Research and development                             70.0%              30.0%
       General and administrative                           42.4%              27.3%
                                                      --------------     --------------

          Total operating expenses                         182.9%             108.8%
                                                      --------------     --------------

          Operating loss                                  (138.0%)            (67.4%)

 Interest income, net                                        6.7%               3.0%
 Other income (expense), net                                (2.0%)            296.9%
                                                      --------------     --------------

          Income (loss) before income taxes               (133.3%)            232.5%

 Provision for income taxes                                  1.7%              79.3%
                                                      --------------     --------------

          Net income (loss)                               (135.0%)            153.2%
                                                      ==============     ==============

OVERVIEW

Insignia, which commenced operations in 1986, develops, markets and supports virtual machine technology which enables software applications and operating systems to be run on various computer platforms.

Insignia's principal product line in recent years has been SoftWindows -TM-. This product enables Microsoft Windows ("Windows"-Registered Trademark-) applications to be run on most Apple Computer Inc. ("Apple"-Registered Trademark-) Macintosh computers and many UNIX workstations. Revenues from this product line have been declining since 1995 as a result of two factors. One factor is the declining Macintosh market. The other factor is increased competition which has led to reduced prices and margins. In late 1997, Insignia began a strategic review of its business and explored new markets that would leverage Insignia's 10 years of emulation software development experience.

In January 1998, Insignia announced its intention to launch a new product line. This product line, called Jeode-TM-, is based on Insignia's Embedded Virtual Machine ("EVM"-TM-) technology. Jeode is Insignia's implementation of Sun Microsystems, Inc.'s ("Sun") Java-Registered Trademark- technology developed specifically for embedded systems. The Jeode platform is enabled by Insignia's EVM and is designed to enable software developers to create reliable, efficient and predictable embedded products. In November 1998, Insignia delivered beta versions of the Jeode platform. The product became available for sale in March 1999 and is expected to be the principal product line in 1999 and the foreseeable future. Insignia expects its Jeode product line to generate revenue in 1999. Revenue from the Jeode product line will initially be derived from three main sources: the sale of a development license, the sale of annual maintenance and support, and a commercial use royalty based on shipments of products that include Jeode technology.

Between December 1995 and May 1998, Insignia shipped NTRIGUE-TM-, a Windows compatibility client/server product that supported multiple X-terminals, workstation clients, Macintosh computers, PCs, network computers and Net PCs from a Windows NT-based server. Insignia disposed of its NTRIGUE technology in February 1998 for $17.687 million.

In the first quarter of 1999, Insignia shipped one principal product line:
SoftWindows. Insignia derived its revenue from the shipment of products and from offering support services. The majority of revenues were derived from the shipment of products.

REVENUES

                                                                   Three months ended
                                                                        March 31,
                                                         --------------------------------------
                                                               1999                  1998
                                                         -----------------      ---------------
                                                                    (in thousands)
License revenue                                                 $ 2,180              $ 4,760
Service revenue                                                     128                  222
                                                         -----------------      ---------------
Total net revenue                                               $ 2,308              $ 4,982
                                                         -----------------      ---------------
                                                         -----------------      ---------------

Insignia derives its SoftWindows revenues from the sale of packaged software products and annual maintenance contracts. Revenues from the sale of packaged products and royalties received from OEMs are classified as license revenue, while revenues from customer-funded engineering activities and annual maintenance contracts are classified as service revenue.

In the first quarter of 1999, total revenues and license revenues declined by 54% compared to the first quarter of 1998. The decline is primarily due to increased competition in the Macintosh and UNIX markets, a declining market share for Apple Macintosh compatible computers, and the sale of Insignia's NTRIGUE business.

Service revenue in the first quarter of 1999 was 42% lower than service revenue in the first quarter of 1998, primarily as a result of Insignia no longer selling NTRIGUE maintenance or support contracts. Revenues from customer-funded engineering activities under OEM contracts also declined.

Sales of Macintosh-based products decreased by 49% compared to sales in the first quarter of 1998. Revenue from the sale of Insignia's products for Macintosh computers accounted for 63% of total revenues in the three month period ended March 31, 1999 and 57% of total revenues in the three month period ended March 31, 1998.

Revenues from the sale of Insignia's products for UNIX computers accounted for 37% of total revenues in the three months ended March 31, 1999 and 31% of total revenues in the three months ended March 31, 1998. Sales of UNIX-based products decreased by 41% compared to sales in the first quarter of 1998.

In the three months ended March 31, 1998, revenue from the sale of NTRIGUE products accounted for 12% of total revenue. There was no NTRIGUE revenue in the first quarter of 1999 as a result of the sale of Insignia's NTRIGUE product line.

Insignia distributes its SoftWindows packaged products within the United States and internationally through multiple distributors and resellers. Insignia offers certain return privileges to its customers including product exchange privileges and price protection. Insignia recognizes revenues from packaged products upon shipment with provisions for estimated future returns, exchanges and price protection being recorded as a reduction of total revenues.

Sales to distributors and OEM's representing more than 10% of total revenue in each period accounted for the following percentages of total revenues.

                                                                  Three months ended
                                                                       March 31,
                                                         --------------------------------------
                                                               1999                  1998
                                                         -----------------      ---------------
Distributors:

Software House International                                    23%                     *
Sun Microsystems                                                  *                   17%
Mitsubishi                                                      16%                     *
Ingram Micro                                                    10%                   25%
Tech Data                                                         *                   13%

All Distributors:                                               66%                   63%

* Less than 10%

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 27% of total revenues in the three months ended March 31, 1999 and 9% of total revenues in the three months ended March 31, 1998. Movements in currency exchange rates did not have a material impact on total revenues in the three months ended March 31, 1999 or March 31, 1998. However, there can be no assurance that movements in currency exchange rates will not have a material adverse effect on Insignia's future revenues and results of operations.

COST OF REVENUES AND GROSS MARGIN

                                                                  Three months ended
                                                                       March 31,
                                                         --------------------------------------
                                                               1999                  1998
                                                         -----------------      ---------------
                                                          (in thousands, except percentages)
Cost of license revenue                                          $ 1,093               $ 2,478
Gross margin: license revenue                                        50%                   48%

Cost of service revenue                                              178                   441
Gross margin: service revenue                                       (39%)                 (99%)

Total cost of revenues                                           $ 1,271               $ 2,919
Gross margins: total revenues                                        45%                   41%

Cost of license revenue comprises mostly royalties to third parties, along with the costs of documentation, duplication and packaging. Cost of service revenue includes costs associated with customer-funded engineering activities and end-user support under maintenance contracts.

Insignia's distribution agreement with Microsoft Corporation expired on March 31, 1997, but was extended until September 30, 1998 on substantially the same terms. Insignia subsequently entered into a new distribution agreement dated October 1, 1998 on substantially the same terms, effective for one year. Termination or expiration without renewal of the Microsoft Distribution Agreement would result in the inability of Insignia to sell its SoftWindows products. However, since 1995, revenues and margins from SoftWindows have been declining, primarily as a result of competitive pricing pressure. Revenues and margins on the SoftWindows product line are at a level where Insignia's future can no longer depend on them.

Insignia's gross margin for license revenue is significantly affected by many factors, including pricing of Insignia's products, royalties paid to third parties, the mix of products licensed, the channels through which Insignia's products are distributed and product maturity. Insignia's gross margin for license revenue can also be affected in particular periods by pricing strategies and return privileges employed in connection with new product introductions and upgrades. License gross margins in the quarter ended March 31, 1999 were 50%, compared to 48% for the same period in 1998.

Insignia believes that the significant factors affecting the Jeode gross margin will include pricing of the development license, pricing of the unit usage and royalties to third parties such as Sun Microsystems. In early 1999, Insignia signed a five-year agreement with Sun Microsystems under which Sun established Insignia as an authorized Virtual Machine provider. Under this agreement Insignia will pay Sun a per unit royalty on each Jeode-enabled embedded product shipped by Insignia's customers, plus a royalty on all development licenses put in place between Insignia and its customers.

Gross margin for service revenue increased in the first quarter of 1999 to (39%) from (99%) in the same period of 1998 as a result of discontinuing the NTRIGUE support costs.

Service revenue gross margins for 1999 are expected to increase due to the required maintenance and upgrade contracts for each Jeode product sale.

OPERATING EXPENSES

                                                                  Three months ended
                                                                       March 31,
                                                         --------------------------------------
                                                               1999                  1998
                                                         -----------------      ---------------
                                                          (in thousands, except percentages)
Sales and marketing                                            $ 1,628              $ 2,563
Percentage of total revenues                                       71%                  51%

Research and development                                       $ 1,615              $ 1,496
Percentage of total revenues                                       70%                  30%

General and administrative                                      $  978              $ 1,361
Percentage of total revenues                                       42%                  27%

Sales and marketing expenses include advertising and promotional expenses, trade shows, personnel and related overhead costs, and salesperson commissions. Sales and marketing expenses decreased by 36% in the quarter ended March 31, 1999 from the quarter ended March 31, 1998. The decrease is due to reduced spending on advertising programs and staffing. Insignia anticipates sales and marketing expenses to increase in the second quarter of 1999 as Insignia develops a marketing and direct sales organization for its Jeode product line.

Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation. Research and development expenses increased by 8% in the three months ended March 31, 1999 over the same period in 1998. The increase is due to Insignia's investment in the development of the Jeode technology. Also, for the three months ended March 31, 1998, Insignia decreased its development expenses due to staffing reductions associated with the disposal of NTRIGUE. In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 1999 and 1998, no development expenditures were capitalized.

General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems, human resources and general management. General and administrative expenses decreased by 28% in the three months ended March 31, 1999 over the same period in 1998. The decline is due to reduced headcount and reduced legal fees.

INTEREST INCOME, NET

                                                                  Three months ended
                                                                       March 31,
                                                         --------------------------------------
                                                               1999                  1998
                                                         -----------------      ---------------
                                                          (in thousands, except percentages)
Interest income, net                                           $  155               $  151
Percentage of total revenues                                       7%                   3%

Interest income, net increased from $151,000 in the three months ended March 31, 1998 to $155,000 in the three months ended March 31, 1999 due primarily to increased interest income earned on Insignia's cash and cash equivalents.

OTHER INCOME (EXPENSE), NET

                                                                  Three months ended
                                                                       March 31,
                                                         --------------------------------------
                                                               1999                  1998
                                                         -----------------      ---------------
                                                          (in thousands, except percentages)
Other income (expense), net                                    $  (47)             $ 14,791
Percentage of total revenues                                      (2%)                 297%

Other income (expense), net decreased from income of $14.791 million to an expense of $47,000. The income in the first quarter of 1998 was a result of the gain on disposal of the

NTRIGUE product line of $14.731 million. This gain comprised gross disposal proceeds of $17.687 million less $2.956 million of transaction expenses, employment termination costs and losses related to the property and equipment sold or written down in value.

In the three months ended March 31, 1999, Insignia realized a foreign exchange loss of $47,000 compared to a gain of $60,000 in the three months ended March 31, 1998.

Over 90% of Insignia's total revenues and approximately 47% of its operating expenses are denominated in United States dollars. Most of the remaining revenues and expenses of Insignia are pound sterling denominated and consequently Insignia is exposed to fluctuations in pound sterling exchange rates. To hedge against this currency exposure, Insignia enters into foreign currency options and forward exchange contracts for periods and amounts consistent with the amounts and timing of its anticipated pound sterling denominated operating cash flow requirements. Unrealized gains and losses on foreign currency option contracts are deferred and were not material at March 31, 1999 and December 31, 1998. There can be no assurance that such fluctuations will not have a material effect on Insignia's results of operations in the future.

Insignia has, at times, an investment portfolio of fixed income securities that are classified as "available-for-sale-securities." These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. Insignia attempts to limit this exposure by investing primarily in short-term securities.

PROVISION FOR INCOME TAXES

                                                                  Three months ended
                                                                       March 31,
                                                         --------------------------------------
                                                               1999                  1998
                                                         -----------------      ---------------
                                                                    (in thousands)
Provision for income taxes                                     $   40              $ 3,953
Effective income tax rate                                           -                    -

Insignia's provision for income taxes for the three months ended March 31, 1999 primarily represents certain non-U.S. taxes arising from sales to Japan. Insignia has recorded a full valuation allowance against all deferred tax assets, primarily comprising net operating losses, on the basis that significant uncertainty exists with respect to realization.

LIQUIDITY AND CAPITAL RESOURCES

                                                                       March 31,
                                                         --------------------------------------
                                                               1999                  1998
                                                         -----------------      ---------------
                                                                    (in thousands)
Cash, cash equivalents and investments                       $  4,013               $ 17,742
Cash and cash equivalents held in escrow                     $  6,700               $  8,750
Working capital                                              $  6,904               $ 10,818
Net cash used by operating activities                        $ (5,682)              $ (4,394)

Insignia is in the process of transitioning its product focus from Windows emulation and compatibility products to its Jeode product line based on Insignia's EVM technology. This change in product focus has resulted in a redirection of available resources from Insignia's historical revenue base towards the development and marketing efforts associated with the Jeode platform, which was not released for general availability until March 1999. As a result of this change in product strategy and associated redirection of resources to new product development, Insignia's financial position weakened during the first quarter of 1999.

At March 31, 1999, Insignia's working capital totaled $6.9 million, of which $6.7 million was restricted and held in escrow, as compared to working capital of $10.8 million at March 31, 1998. During the first quarter of 1999, cash used in operating activities totaled $5.7 million and the principle source of cash funding came from the sale in February 1998 of the NTRIGUE product line for $17.687 million. $8.937 million of the NTRIGUE sales proceeds was received in February 1998, $2.5 million was received in February 1999 and the remaining $6.25 million, plus interest, is being held in escrow pending resolution of the Citrix indemnity claim.

Insignia continues to face significant risks associated with the successful execution of its new product strategy. These risks include, but are not limited to continued technology and product development, introduction and market acceptance of new products, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace and retention of key personnel. Due to the generally longer sales cycles expected to be associated with the Jeode platform, Insignia does not currently have accurate visibility of future order rates and demand for its products generally. There can be no assurance that Jeode platform products will achieve market acceptance.

Insignia believes that additional financing will be necessary before December 31, 1999, as its existing cash and cash equivalents are insufficient to meet Insignia's operating and capital requirements for the next nine months. Insignia to date has made no commitments nor agreed to any arrangements to obtain additional financing, but is currently considering various financing alternatives. There can be no assurance that Insignia will be able to obtain such funding when needed, on acceptable terms or at all. The failure to raise additional funds on a timely basis and on sufficiently favorable terms could have a material adverse effect on Insignia's business, operating results and financial condition.

Insignia's liquidity may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses. Further, significant fluctuations in quarterly operating results has had and, in the future, may continue to have a negative affect on Insignia's liquidity. Factors such as price reductions, the introduction and market acceptance of new products and product returns have contributed to this quarterly variability. Moreover, Insignia's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could thererfore result in a disproportionate decrease in results of operations. As such, the results of operations in some future period may be below the expectations of investors, which would likely result in a significant reduction in the market price of Insignia's shares. A decline in the market price of Insignia's shares would have a negative effect on Insignia's ability to raise needed capital on terms and conditions acceptable to management.

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

Insignia's assessment of the impact of this issue has encompassed 1) software held for resale; 2) internally utilized systems; 3) computerized information and software provided by third parties which might be integral to customer usage of Insignia's products; 4) compliance issues related entirely to the state of readiness by customers and vendors and 5) Year 2000 cost. Set forth below is the status of each review and the estimated impact, to the extent management can determine at this time.

SOFTWARE HELD FOR RESALE

Based on Insignia's assessment to date, Insignia believes that all versions of Jeode, SoftWindows 98 products, SoftWindows95 products, RealPC and NTRIGUE, a product Insignia no longer ships, are Year 2000 compliant. Earlier versions of SoftWindows and all versions of Soft PC, a product Insignia no longer ships, are not Year 2000 compliant, but all such versions are upgradable to Year 2000 compliant products. However, there can be no assurance that all of Insignia's customers will install the Year 2000 compliant version of Insignia's products in a timely manner, which could lead to failure of customer systems and product liability claims against Insignia. Even if Insignia's products are Year 2000 compliant, Insignia may in the future be subject to claims based on Year 2000 issues in the products of other companies, or issues arising from the integration of multiple products within a system. The costs of defending and resolving Year 2000 related disputes, and any liability of Insignia for Year 2000 damages, including consequential damages, could have a material adverse effect on Insignia's business, financial condition and results of operations.

INTERNAL SYSTEMS

Insignia has carried out an assessment of its own internal systems and believes that they are all Year 2000 compliant.

THIRD-PARTY SYSTEMS

Insignia has reviewed its material third-party relationships such as key suppliers and distributors. Insignia believes all computerized information and software provided by third parties that might be integral to customer usage of Insignia's products is Year 2000 compliant.

Although Insignia believes that its internal critical processes are Year 2000 ready, Insignia also recognizes that it is vulnerable, as are most organizations, to the inability of third-party external interface suppliers and utility organizations to achieve Year 2000 readiness. The most reasonable worst case scenario could include failure of power and water supplies, major transportation disruptions, and failures of communications and financial systems
- any one of which could have a major and material effect on Insignia's ability to produce its products and deliver services to its customers. While Insignia has contingency plans in place to address most issues under its control, a problem outside its control could result in a delay in product shipments depending on the nature and severity of the problems.

CUSTOMERS AND VENDORS

Insignia's products are generally used with systems and software involving complicated software products developed by other vendors, which may not be Year 2000 compliant. Failure of the information systems of Insignia's customers because of the failure of such noncompliant systems or software or for any other reason, could also affect the perceived performance of Insignia's products, which could have a negative effect on Insignia's competitive position. In addition, Insignia believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by Insignia, which could result in a material adverse effect on Insignia's business, financial condition and results of operations.

YEAR 2000 COST

The total cost associated with preparation for the Year 2000 has not been, and is not expected to be, material to Insignia's business, financial condition or results of operations. Nevertheless, Insignia may not timely identify and remediate all significant Year 2000 problems and remedial efforts may involve significant time and expense. There can be no assurance that any Year 2000 compliance problems of Insignia or its customers or suppliers will not have a material adverse effect on Insignia's business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Insignia enters into derivative financial instruments such as currency option contracts to hedge certain anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. Insignia does not use derivative financial instruments for trading or speculative purposes. Insignia's downside risk with respect to currency option contracts (British pounds) is limited to the premium paid for the right to exercise the option. Premiums paid for options outstanding as of March 31, 1999 were not material.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed as part of this Report:

Exhibit 10.46     Technology License and Distribution Agreement between
                  Sun Microsystems, Inc. and Insignia Solutions, plc dated
                  March 3, 1999*

Exhibit 11.1      Statement Regarding Computation of Earnings (Loss) Per Share

Exhibit 27.1      Financial Data Schedule

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

                                                 INSIGNIA SOLUTIONS PLC
                                                      (Registrant)

Date: May 13, 1999

                                                  /s/ Stephen M. Ambler
                                                 -----------------------
                                                    Stephen M. Ambler
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT                                                                                   PAGE
NUMBER           EXHIBIT TITLE                                                           NUMBER
-----------------------------------------------------------------------------------------------
Exhibit 10.46    Technology License and Distribution Agreement between Sun
                 Microsystems, Inc. and Insignia Solutions, plc dated March 3, 1999*

Exhibit 11.1     Statement Regarding Computation of Earnings (Loss) Per Share

Exhibit 27.1     Financial Data Schedule

* Confidential treatment has been requested with respect to certain portions of this Exhibit. Such portions have been omitted from this filing and have been filed separately with the Commission.