Form 10-Q
period 1999-06-30
INSIGNIA SOLUTIONS PLC
filed 1999-08-10
CIK 1002390

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR,

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FROM THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NUMBER 0-27012

                              INSIGNIA SOLUTIONS PLC
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         ENGLAND AND WALES                          NOT APPLICABLE
  (State or other jurisdiction of          (I.R.S. employer identification
   incorporation or organization)                       number)

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of August 3, 1999, there were 12,860,124 Ordinary shares of L0.20 each nominal value, outstanding.

                              INSIGNIA SOLUTIONS PLC

                          PART 1 - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS:
               Condensed Consolidated Balance Sheet at June 30, 1999
               and December 31, 1998 (Unaudited).....................................................3

               Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 1999 and 1998 (Unaudited)...............................4

               Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 1999 and 1998 (Unaudited)..............................................5

               Notes to Unaudited Condensed Consolidated Financial Statements........................6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS............................................................10

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................21

                                            PART II - OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................22

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.....................................................23

SIGNATURES     .....................................................................................24

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          INSIGNIA SOLUTIONS PLC
                   CONDENSED CONSOLIDATED BALANCE SHEET
                     (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                     June 30,             December 31,
                                                                       1999                   1998
                                                                --------------------   -------------------
                            ASSETS
Current assets:
       Cash and cash equivalents                                        $  1,176               $ 6,798
       Restricted cash                                                       120                   186
       Cash and cash equivalents held in escrow                            6,770                 9,100
       Accounts receivable, net of allowances
            of $211 and $1,449, respectively                                 762                 1,706
       Prepaid and other current assets                                    1,301                 1,515
                                                                --------------------   -------------------
             Total current assets                                         10,129                19,305

Property and equipment, net                                                  825                 1,074
Restricted cash                                                              250                   250
Other noncurrent assets                                                      325                   382
                                                                --------------------   -------------------

                                                                        $ 11,529              $ 21,011
                                                                --------------------   -------------------
                                                                --------------------   -------------------

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                  $   946              $  1,608
       Accrued liabilities                                                 2,135                 2,265
       Accrued royalties                                                   1,386                 4,309
       Income taxes payable                                                  960                   994
       Deferred revenue                                                      221                   262
       Customer deposits                                                      95                   104
       Capital lease obligations                                              11                    51
                                                                --------------------   -------------------
             Total current liabilities                                     5,754                 9,593
                                                                --------------------   -------------------

Contingency (Note 6)

Shareholders' equity:
       Preferred shares                                                        -                     -
       Ordinary shares                                                     4,241                 4,164
       Additional paid-in capital                                         34,832                34,725
       Accumulated deficit                                               (32,837)              (27,010)
       Cumulative currency translation adjustment                           (461)                 (461)
                                                                --------------------   -------------------
             Total shareholders' equity                                    5,775                11,418
                                                                --------------------   -------------------

                                                                        $ 11,529              $ 21,011
                                                                --------------------   -------------------
                                                                --------------------   -------------------

                          See accompanying notes.

                             INSIGNIA SOLUTIONS PLC
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                                                 Three months ended                 Six months ended
                                                                      June 30,                          June 30,
                                                           -------------------------------- ----------------------------------
                                                                1999             1998            1999              1998
                                                           ---------------- --------------- ----------------  ----------------
Net revenues:
         License                                                 $ 1,418         $ 2,038          $ 3,598           $ 6,798
         Service                                                      89             296              217               518
                                                           ---------------- --------------- ----------------  ----------------
                 Total net revenues                                1,507           2,334            3,815             7,316
                                                           ---------------- --------------- ----------------  ----------------

Cost of net revenues:
         License                                                     822           1,676            1,915             4,154
         Service                                                     130             248              308               689
                                                           ---------------- --------------- ----------------  ----------------
                 Total cost of net revenues                          952           1,924            2,223             4,843
                                                           ---------------- --------------- ----------------  ----------------
                 Gross profit                                        555             410            1,592             2,473
                                                           ---------------- --------------- ----------------  ----------------

Operating expenses:
         Sales and marketing                                       1,432           2,038            3,060             4,601
         Research and development                                  1,403           1,690            3,018             3,186
         General and administrative                                  525           1,074            1,503             2,435
                                                           ---------------- --------------- ----------------  ----------------
                  Total operating expenses                         3,360           4,802            7,581            10,222
                                                           ---------------- --------------- ----------------  ----------------
                  Operating loss                                  (2,805)         (4,392)          (5,989)           (7,749)

Interest income, net                                                 101             358              256               509
Other income (expense), net                                           (3)             40              (50)           14,831
                                                           ---------------- --------------- ----------------  ----------------

                  Income (loss) before income taxes               (2,707)         (3,994)          (5,783)            7,591

Provision (benefit) for income taxes                                   4            (317)              44             3,636
                                                           ---------------- --------------- ----------------  ----------------

                  Net income (loss)                             $ (2,711)       $ (3,677)      $  (5,827)          $  3,955
                                                           ---------------- --------------- ----------------  ----------------
                                                           ---------------- --------------- ----------------  ----------------
Net income (loss) per share:
                  Basic                                         $  (0.21)       $  (0.30)      $   (0.46)          $   0.33
                                                           ---------------- --------------- ----------------  ----------------
                                                           ---------------- --------------- ----------------  ----------------
                  Diluted                                       $  (0.21)       $  (0.30)      $   (0.46)          $   0.32
                                                           ---------------- --------------- ----------------  ----------------
                                                           ---------------- --------------- ----------------  ----------------
Weighted average equivalent shares:
                  Basic                                           12,781          12,111          12,736             12,094
                                                           ---------------- --------------- ----------------  ----------------
                                                           ---------------- --------------- ----------------  ----------------
                  Diluted                                         12,781          12,111          12,736             12,358
                                                           ---------------- --------------- ----------------  ----------------
                                                           ---------------- --------------- ----------------  ----------------

                               See accompanying notes.

                               INSIGNIA SOLUTIONS PLC
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                                   Six months ended
                                                                                       June 30,
                                                                           ---------------------------------
                                                                                1999              1998
                                                                           ---------------    --------------
Cash flows from operating activities:
    Net income (loss)                                                          $ (5,827)         $  3,955
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation                                                                    324               354
    Other                                                                           (42)          (14,731)
    Net changes in assets and liabilities:
         Restricted cash                                                             66                 -
         Accounts receivable, net                                                   944             5,223
         Prepaid and other current assets                                           214              (439)
         Prepaid income taxes                                                         -               864
         Other noncurrent assets                                                     57                84
         Accounts payable                                                          (662)             (668)
         Accrued liabilities                                                       (130)              444
         Customer deposits                                                           (9)             (450)
         Accrued royalties                                                       (2,923)           (1,656)
         Deferred revenue                                                           (41)             (402)
         Income taxes                                                               (34)            2,982
         Noncurrent liabilities                                                       -                98
                                                                           ---------------    --------------
           Net cash used in operating activities                                 (8,063)           (4,342)
                                                                           ---------------    --------------
Cash flows from investing activities:
         Proceeds from sale of property and equipment                               101                70
         Purchases of property and equipment                                       (134)             (394)
         Purchases of short-term investments, net                                     -            (6,141)
         Proceeds from sale of product line                                           -            15,862
         Product line sale proceeds held in escrow                                 (170)           (8,900)
         Product line sale proceeds released from escrow                          2,500                 -
                                                                           ---------------    --------------
           Net cash provided by investing activities                              2,297               497
                                                                           ---------------    --------------
Cash flows from financing activities:
         Payments made under capital leases                                         (40)              (70)
         Proceeds from issuance of shares, net                                      184               195
                                                                           ---------------    --------------
           Net cash provided by financing activities                                144               125
                                                                           ---------------    --------------
Net decrease in cash and cash equivalents                                        (5,622)           (3,720)
Cash and cash equivalents at beginning of the period                              6,798            10,641
                                                                           ---------------    --------------
Cash and cash equivalents at end of the period                                  $ 1,176           $ 6,921
                                                                           ---------------    --------------
                                                                           ---------------    --------------

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

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on December 31, 1999.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in Insignia Solutions plc's ("Insignia") 1998 Annual Report and Form 10-K.

NOTE 2.  INCOME TAX PROVISION (BENEFIT)

Insignia's provision for income taxes for the six months ended June 30, 1999, primarily represents certain non-U.S. taxes arising from sales to customers in Japan. Insignia accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Insignia's financial statements or tax returns. In estimating future tax consequences, Insignia generally considers all expected future events other than enactments of changes in the tax law or rates.

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

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments - Deferral of the Effect Date of FAS Statement No. 133" ("FAS 137"). FAS 137 defers the effective date of FAS 133 until June 15, 2000. Insignia will adopt FAS 133 in 2001. Insignia expects the adoption of FAS 133 will not affect results of operations.

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

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

In 1998, Insignia adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. FAS 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. The accumulated other comprehensive loss at June 30, 1999 and December 31, 1998 related to cumulative currency translation adjustments.

Total comprehensive loss was not different from the net loss reported for the six months ended June 30, 1999.

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

In January 1999, pursuant to this agreement, Microsoft began an audit of the royalties paid in 1997 and 1998. Insignia has not been notified of the outcome of the audit by Microsoft. If it is shown that the Company has made an underpayment of royalties under this agreement, Insignia may be subject to penalties in addition to the payment of the underpaid royalties.

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

Citrix' indemnity claim is based on a declaratory relief action that Citrix filed against GraphOn Corporation ("GraphOn") in November 1998 in the United States District Court, Southern District of Florida. Citrix' action against GraphOn seeks a declaratory judgement that Citrix does not infringe any GraphOn proprietary rights and that Citrix has not misappropriated any trade secrets or breached an agreement to which GraphOn is a party. Citrix filed the action in response to and to resolve assertions first made by GraphOn, and disclosed to Citrix in January 1998, that Insignia used GraphOn's confidential information to develop certain of Insignia's products, possibly including products Insignia sold to Citrix in February 1998. The Court dismissed the complaint, but Citrix has subsequently filed an appeal. GraphOn has not filed an action against either Insignia or Citrix relating to its assertions and Insignia believes such assertions by GraphOn are without merit or basis. Accordingly, Insignia contests Citrix' indemnity claim.

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

Insignia operates in a single industry segment providing virtual machine technology which enables software applications and operating systems to be run on various computer platforms. In the second quarter of 1999, Ingram Micro U.S. and Sun Microsystems, Inc. accounted for 14% and 21% of total revenues, respectively. In the second quarter of 1998, Ingram Micro U.S. and Sun Microsystems, Inc. accounted for 13% and 40% of total revenues, respectively. No other customer accounted for 10% or more of Insignia's total revenues during the second quarter of 1999 and 1998.

GEOGRAPHIC INFORMATION

Financial information by geographical region is summarized below (in thousands):

                                                      Three months ended                   Six months ended
                                                           June 30,                            June 30,
                                                -------------------------------     -------------------------------
                                                    1999              1998             1999               1998
                                                -------------      ------------     ------------      -------------
Revenues from unaffiliated customers:
      United States                             $     1,273        $    1,307       $    3,354        $     5,973
      International                                     234             1,027              461              1,343
                                                -------------      ------------     ------------      -------------
Consolidated                                    $     1,507        $    2,334       $    3,815        $     7,316
                                                -------------      ------------     ------------      -------------
                                                -------------      ------------     ------------      -------------
Intercompany revenues:
      United States                             $       167        $       86       $      336        $       551
      International                                      51               450              162                990
                                                -------------      ------------     ------------      -------------
Consolidated                                    $       218        $      536       $      498        $     1,541
                                                -------------      ------------     ------------      -------------
                                                -------------      ------------     ------------      -------------
Operating loss:
      United States                             $      (710)       $   (2,665)      $   (1,794)       $    (3,201)
      International                                  (2,095)           (1,727)          (4,195)            (4,548)
                                                -------------      ------------     ------------      -------------
Consolidated                                    $    (2,805)       $   (4,392)      $   (5,989)       $    (7,749)
                                                -------------      ------------     ------------      -------------
                                                -------------      ------------     ------------      -------------
Identifiable assets:
      United States                                                                 $    2,243        $     7,774
      International                                                                     22,225             32,083
      Intercompany items and eliminations                                              (12,939)           (10,066)
                                                                                    ------------      -------------
Consolidated                                                                        $   11,529        $    29,791
                                                                                    ------------      -------------
                                                                                    ------------      -------------


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

FUTURE OPERATING RESULTS

This Form 10-Q contains forward looking statements. These forward looking statements concern matters which include the revenue model and market for Jeode, international sales, gross margins, operating expenses, the availability of licenses to third-party proprietary rights, Year 2000 compliance, exchange rate fluctuations and Insignia's liquidity and capital needs and other statements regarding matters that are not historical. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: the demand for Jeode; the performance and functionality of Jeode; Insignia's ability to deliver on time, and market acceptance of new products or upgrades of existing products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; product life cycles; quality control of products sold; competitive conditions in the industry; economic conditions generally or in various geographic areas; and the risks listed from time to time in the reports that Insignia files with the U.S. Securities and Exchange Commission.

Insignia's future performance depends upon sales of products within Insignia's Jeode product line, which is a new product. Jeode became available for sale in March 1999. Jeode may not achieve or sustain market acceptance or provide the desired revenue levels. The failure of the Jeode product to provide an adequate level of performance and functionality, or the lack of market acceptance of this product for any reason, would harm Insignia's business, financial condition and results of operations. If the Jeode product is successful and developed on a timely basis, Insignia will be required to further develop direct sales channels in the embedded systems market and to hire and train more direct sales personnel. Competition for qualified sales personnel is intense and Insignia may not be able to attract the personnel needed to market and sell products in the embedded systems market. Insignia anticipates increased operating expenses as it develops the organization to market, sell and support the product, before any revenue is recognized from sales of the product. Insignia may not experience growth in revenues in any particular period when compared to prior periods. Any quarterly or annual shortfall in net revenues in relation to expectations would harm Insignia's business, operating results and financial condition. Insignia may not be able to achieve or sustain profitability. If Insignia's revenues grow more slowly than anticipated, or if Insignia's operating expenses exceed expectations and cannot be adjusted, Insignia's operating losses would continue or increase. In future periods, Insignia's operating results may fall below the levels expected by securities analysts and shareholders, which would result in a substantial decline in the trading price of Insignia's shares and could have an adverse effect on the liquidity of Insignia's shares.

Insignia's Annual Report on Form 10-K for 1998 includes an analysis of certain risks of Insignia's business, including risks which are inherent to software development, as well as specific risks relating to the competitive environment in which Insignia operates. Although Insignia has sought to identify the most significant risks to its business, Insignia cannot predict whether, or to what extent any such risks may be realized. Also, Insignia may not have identified all possible issues which Insignia might face. Potential risks and uncertainties include, without limitation, those mentioned in Insignia's Form 10-K; and in particular the continued acceptance by the marketplace of Insignia's products and Insignia's ability to successfully develop new products in the future. Investors should carefully read Insignia's filings with the Securities and Exchange Commission, together with this Form 10-Q, and consider all trends and uncertainties concerning Insignia's business before making an investment decision with respect to Insignia's stock.

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three and six month periods ended June 30, 1999 and 1998.

                                                          Three months ended                     Six months ended
                                                               June 30,                               June 30,
                                                 -------------------------------------  ------------------------------------
                                                       1999                1998              1999                1998
                                                 -----------------   -----------------  ----------------   -----------------
Net revenues:
          License                                        94.1%               87.3%              94.3%               92.9%
          Service                                         5.9%               12.7%               5.7%                7.1%
                                                 -----------------   -----------------  ----------------   -----------------
            Total net revenues                          100.0%              100.0%             100.0%              100.0%
                                                 -----------------   -----------------  ----------------   -----------------
Cost of net revenues:
          License                                        54.6%               71.8%              50.2%               56.8%
          Service                                         8.6%               10.6%               8.1%                9.4%
                                                 -----------------   -----------------  ----------------   -----------------
            Total cost of net revenues                   63.2%               82.4%              58.3%               66.2%
                                                 -----------------   -----------------  ----------------   -----------------
            Gross profit                                 36.8%               17.6%              41.7%               33.8%
                                                 -----------------   -----------------  ----------------   -----------------
Operating expenses:
          Sales and marketing                            95.0%               87.3%              80.2%               62.9%
          Research and development                       93.1%               72.4%              79.1%               43.5%
          General and administrative                     34.8%               46.0%              39.4%               33.3%
                                                 -----------------   -----------------  ----------------   -----------------
           Total operating expenses                     222.9%              205.7%             198.7%              139.7%
                                                 -----------------   -----------------  ----------------   -----------------
           Operating loss                              (186.1%)            (188.1%)           (157.0%)            (105.9)%
Interest income, net                                      6.7%               15.3%               6.7%                7.0%
Other income (expense), net                              (0.2%)               1.7%              (1.3%)             202.7%
                                                 -----------------   -----------------  ----------------   -----------------
            Income (loss) before income taxes          (179.6%)            (171.1%)           (151.6%)             103.8%
Provision (benefit) for income taxes                      0.3%              (13.6%)              1.1%               49.7%
                                                 -----------------   -----------------  ----------------   -----------------
            Net income (loss)                          (179.9%)            (157.5%)           (152.7%)              54.1%
                                                 -----------------   -----------------  ----------------   -----------------
                                                 -----------------   -----------------  ----------------   -----------------

OVERVIEW

Insignia, which commenced operations in 1986, develops, markets and supports virtual machine technology which enables software applications and operating systems to be run on various computer platforms.

Insignia's principal product line in recent years has been SoftWindows-TM-. This product enables Microsoft Windows ("Windows"-Registered Trademark-) applications to be run on most Apple Computer Inc. ("Apple"-Registered Trademark-) Macintosh computers and many UNIX workstations. Revenues from this product line have been declining since 1995 as a result of two factors. One factor is the declining Macintosh market. The other factor is increased competition which has led to reduced prices and margins. In late 1997, Insignia began a strategic review of its business and explored new markets that would leverage Insignia's 10 years of emulation software development experience.

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

In the second quarter of 1999, Insignia shipped two product lines: SoftWindows and Jeode. Insignia derived its revenue from the shipment of products and from offering support services. The majority of revenues were derived from the shipment of SoftWindows products.

REVENUES

                                                       Three months ended                     Six months ended
                                                            June 30,                              June 30,
                                                ----------------------------------     -------------------------------
                                                    1999                1998               1999              1998
                                                --------------     ---------------     -------------      ------------
                                                                            (in thousands)
License revenue                                 $       1,418      $        2,038      $      3,598       $     6,798
Service revenue                                            89                 296               217               518
                                                --------------     ---------------     -------------      ------------
Total net revenue                               $       1,507      $        2,334      $      3,815       $     7,316
                                                --------------     ---------------     -------------      ------------
                                                --------------     ---------------     -------------      ------------

Insignia derives its SoftWindows revenues from the sale of packaged software products and annual maintenance contracts. Revenues from the sale of packaged products and royalties received from OEMs are classified as license revenue, while revenues from customer-funded engineering activities, training, and annual maintenance contracts are classified as service revenue.

In the second quarter of 1999, total revenues declined by 35% compared to total revenues for the second quarter of 1998. In the six months ended June 30, 1999, total revenues declined by 48% compared to revenues for the first six months of 1998. The decline is primarily due to reduced demand for cross-compatibility solutions and the sale of Insignia's NTRIGUE business.

License revenues in the three months ended June 30, 1999 were 94% of total revenues. License revenues in the three months ended June 30, 1998 were 87% of total revenues. In the six months ended June 30, 1999 license revenues were 94% of total revenues. In the six months ended June 30, 1998, license revenues were 93% of total revenues. In the second quarter of 1999, license revenues declined 30% compared to license revenues in the second quarter of 1998. For the six months ended June 30, 1999, license revenue declined 47% compared to the same period in 1998.

Service revenue in the second quarter of 1999 was 70% lower than service revenue in the second quarter of 1998. Service revenue for the six months ended June 30, 1999 was 58% lower than service revenue for the same period in 1998, primarily as a result of a decreased number of UNIX support contracts resulting from lower sales of UNIX products.

Sales of Macintosh-based products in the second quarter of 1999 increased by 31% compared to sales in the second quarter of 1998, but decreased by 38% compared to the first quarter of 1999. In the second quarter of 1998, Macintosh-based sales decreased due to the impending release of a new version of the product in the third quarter of 1998. For the six months ended June 30, 1999, sales of Macintosh-based products decreased 34% compared to the same period in 1998. Revenue from the sale of Insignia's products for Macintosh computers accounted for 59% of total revenues in the three months ended June 30, 1999 and 29% of total revenues in the three months ended June 30, 1998. Revenue from the sale of Insignia's products for Macintosh computers accounted for 61% of total revenues in the six months ended June 30, 1999 and 48% of total revenues in the six months ended June 30, 1998.

Revenues from the sale of Insignia's products for UNIX computers accounted for 41% of total revenues in the three months ended June 30, 1999 and 69% of total revenues in the three months ended June 30, 1998. Revenues from the sale of Insignia's products for UNIX computers accounted for 39% of total revenues in the six months ended June 30, 1999 and 42% of total revenues in the six months ended June 30, 1998. In the second quarter of 1999, sales of UNIX-based products decreased by 62% compared to sales in the second quarter of 1998. For the six months ended June 30, 1999, UNIX sales decreased by 52% compared to the same period in 1998.

Jeode service revenue accounted for less than one percent of revenue for the three months ended June 30, 1999. There was no Jeode revenue in any previous quarters.

In the three months ended June 30, 1998, revenue from the sale of NTRIGUE products accounted for 4% of total revenues. In the six months ended June 30, 1998, revenue from the sale of NTRIGUE products accounted for 10% of total revenues. There was no NTRIGUE revenue in 1999 as Insignia's NTRIGUE product line was sold in early 1998.

Insignia distributes its packaged products within the United States and internationally through multiple distributors and resellers. Insignia offers certain return privileges to its customers including product exchange privileges and price protection. Insignia recognizes revenues from packaged products upon shipment with provisions for estimated future returns, exchanges and price protection being recorded as a reduction of total revenues.

The Company is establishing a specialized direct sales force to sell the Jeode product line. The Jeode product line revenue model is based on original equipment manufacturers ("OEMs") customer transactions. Revenue from the Jeode product is expected to be derived from three main sources: the sale of a development license, the sales of annual maintenance and support, and a commercial use royalty based on shipments of products that include Jeode technology.

Sales to distributors and OEM's representing more than 10% of total revenue in each period accounted for the following percentages of total revenue.

                                                   Three months ended                  Six months ended
                                                        June 30,                           June 30,
                                              ------------------------------    -------------------------------
                                                  1999             1998             1999             1998
                                              -------------    -------------    -------------    --------------
Distributors:
   Software House International                          *                *              14%                *
   Sun Microsystems                                    21%              40%              10%              24%
   Mitsubishi                                            *                *              10%                *
   Ingram Micro                                        14%              13%                *              21%

 All Distributors:                                     73%              81%              54%              69%
* Less than 10%

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 16% of total revenues in the three months ended June 30, 1999 and 49% of total revenues in the three months ended June 30, 1998, and 22% of total revenues in the six months ended June 30, 1999 and 21% of total revenues in the six months ended June 30, 1998. Movements in currency exchange rates did not have a material impact on total revenues in the three or six months ended June 30, 1999. However, movements in currency exchange rates could affect Insignia's future revenues and results of operations.

COST OF REVENUES AND GROSS MARGIN

                                                   Three months ended                  Six months ended
                                                        June 30,                           June 30,
                                              ------------------------------    -------------------------------
                                                  1999             1998             1999             1998
                                              -------------    -------------    -------------    --------------
                                                            (in thousands, except percentages)
 Cost of license revenue                      $        822     $      1,676     $      1,915     $       4,154
 Gross margin: license revenue                         42%              18%              47%               39%

 Cost of service revenue                               130              248              308               689
 Gross margin: service revenue                        (46%)             16%             (42%)             (33%)

 Total cost of revenues                       $        952     $      1,924     $      2,223     $       4,843
 Gross margins: total revenues                         37%              18%              42%               34%

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

Insignia's gross margin for license revenue is significantly affected by many factors, including pricing of Insignia's products, royalties paid to third parties, the mix of products licensed, the channels through which Insignia's products are distributed and product maturity. Insignia's gross margin for license revenue can also be affected in particular periods by pricing strategies and return privileges employed in connection with new product introductions and upgrades. License revenue gross margins in the quarter ended June 30, 1999 were 42%, compared to 18% for the same period in 1998. The prior year quarterly gross margin was low due to increased returns on the NTRIGUE product line. For the six months ended June 30, 1999, license revenue gross margins were 47%, compared to 39% for the same period in 1998.

Gross margin for service revenue decreased in the second quarter of 1999 to (46%) from 16% in the same period of 1998, and decreased for the six months ending June 30, 1999 to (42%) from (33%) in the same period of 1998. The decline is a result of the decreased UNIX service revenue.

Service revenue gross margins for 1999 are expected to increase due to the required maintenance and upgrade contracts for each Jeode product sale.

OPERATING EXPENSES

                                                   Three months ended                  Six months ended
                                                        June 30,                           June 30,
                                              ------------------------------    -------------------------------
                                                  1999             1998             1999             1998
                                              -------------    -------------    -------------    --------------
                                                            (in thousands, except percentages)
 Sales and marketing                          $      1,432     $      2,038     $      3,060     $       4,601
 Percentage of total revenues                          95%              87%              80%               63%

 Research and development                     $      1,403     $      1,690     $      3,018     $       3,186
 Percentage of total revenues                          93%              72%              79%               44%

 General and administrative                   $        525     $      1,074     $      1,503     $       2,435
 Percentage of total revenues                          35%              46%              39%               33%

Sales and marketing expenses include advertising and promotional expenses, trade shows, personnel and related overhead costs, and salesperson commissions. Sales and marketing expenses decreased by 30% in the quarter ended June 30, 1999 from the quarter ended June 30, 1998, and by 33% for the six months ended June 30, 1999 from the same period of 1998. The decrease is due to reduced spending on advertising programs and staffing. Insignia anticipates sales and marketing expenses to increase in the second half of 1999 as Insignia continues to ramp up its marketing and direct sales organization for its Jeode product line.

Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation. Research and development expenses decreased by 17% in the three months ended June 30, 1999 over the same period in 1998. The second quarter 1998 research and development expenses included a one-time cost for technology purchased and expensed. Excluding this one-time expense, the second quarter of 1999 increased 7% over the same period in 1998. Research and development expenses decreased by 5% in the six months ended June 30, 1999 over the six months ended June 30, 1998. In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 1999 and 1998, no development expenditures were capitalized.

General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems, human resources and general management. General and administrative expenses decreased by 51% in the three months ended June 30, 1999 over the same period of 1998 as a result of reducing a large reserve for a debt that has now been collected. Excluding the impact of the reserve adjustment, general and administrative expenses decreased by 11% in the three months ended June 30, 1999 over the same period of 1998, and by 20% for the six months ended June 30, 1999 over the same period of 1998. The decline is due to reduced headcount and reduced legal fees.

INTEREST INCOME, NET

                                                   Three months ended                  Six months ended
                                                        June 30,                           June 30,
                                              ------------------------------    -------------------------------
                                                  1999             1998             1999             1998
                                              -------------    -------------    -------------    --------------
                                                            (in thousands, except percentages)
 Interest income, net                         $        101     $        358     $        256     $         509
 Percentage of total revenues                           7%              15%               7%                7%

Interest income, net decreased from $358,000 in the three months ended June 30, 1998 to $101,000 in the three months ended June 30, 1999 due primarily to decreased interest income earned on Insignia's cash and cash equivalents. For the six months ended June 30, 1999, interest income, net decreased from $509,000 to $256,000.

OTHER INCOME (EXPENSE), NET

                                                   Three months ended                  Six months ended
                                                        June 30,                           June 30,
                                              ------------------------------    -------------------------------
                                                  1999             1998             1999             1998
                                              -------------    -------------    -------------    --------------
                                                            (in thousands, except percentages)
 Other income (expense), net                  $        (3)     $         40     $       (50)     $      14,831
 Percentage of total revenues                           -%               2%             (1%)              203%

Other income (expense), net decreased from income of $40,000 in the three months ended June 30, 1998 to an expense of $3,000 in the three months ended June 30, 1999, and primarily comprised foreign exchange gains (losses) in both periods. In the six months ended June 30, 1999, other income (expense), net decreased from income of $14.831 million, for the same period last year, to an expense of $50,000. The income in the first six months of 1998 was a result of the gain on disposal of the NTRIGUE product line of $14.731 million in the first quarter of 1998. This gain comprised gross disposal proceeds of $17.687 million less $2.956 million of transaction expenses, employment terminations and costs and losses related to the property and equipment sold or written down in value.

In the six months ended June 30, 1999, Insignia realized a foreign exchange loss of $50,000 compared to a gain of $100,000 in the six months ended June 30, 1998.

Approximately 85% of Insignia's total revenues and over 40% of its operating expenses are denominated in United States dollars. Most of the remaining revenues and expenses of Insignia are pound sterling denominated and consequently Insignia is exposed to fluctuations in pound sterling exchange rates. To hedge against this currency exposure, Insignia enters into foreign currency options and forward exchange contracts for periods and amounts consistent with the amounts and timing of its anticipated pound sterling denominated operating cash flow requirements. Unrealized gains and losses on foreign currency option contracts are deferred and were not material at June 30, 1999 and December 31, 1998. However, currency fluctuations could harm Insignia's results of operations in the future.

Insignia has, at times, an investment portfolio of fixed income securities that are classified as "available for sale securities." These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. Insignia attempts to limit this exposure by investing primarily in short-term securities.

PROVISION FOR INCOME TAXES

                                                   Three months ended                  Six months ended
                                                        June 30,                           June 30,
                                              ------------------------------    -------------------------------
                                                  1999             1998             1999             1998
                                              -------------    -------------    -------------    --------------
                                                                      (in thousands)
 Provision (benefit) for income               $          4      $      (317)    $         44     $       3,636
     taxes
 Effective income tax rate                               -                -                -                 -

Insignia's provision for income taxes for the three and six months ended June 30, 1999 primarily represents certain non-U.S. taxes arising from sales to Japan. Insignia's benefit for income taxes for the three months ended June 30, 1998 primarily represent a refund from the prior year tax return. The six months ended June 30, 1998 primarily represent a tax provision in 1998 reflecting certain non-U.S. taxes arising upon the disposal of the Company's NTRIGUE product line, net of offsetting operating losses. Insignia has recorded a full valuation allowance against all deferred tax assets, primarily comprising net operating losses, on the basis that significant uncertainty exists with respect to realization.

LIQUIDITY AND CAPITAL RESOURCES

                                                   June 30,        December 31,
                                                     1999              1998
                                                ---------------  ------------------
                                                           (in thousands)
 Cash, cash equivalents and                     $      1,546       $       7,234
     investments
 Cash and cash equivalents                      $      6,770       $       9,100
     held in escrow
 Working capital                                $      4,375       $       9,712
Net cash used in operating                      $     (8,063)      $     (13,687)
     activities

Insignia is in the process of transitioning its product focus from compatibility products to its Jeode product line based on Insignia's EVM technology. This change in product focus has resulted in a redirection of available resources from Insignia's historical revenue base towards the development and marketing efforts associated with the Jeode platform, which was not released for general availability until March 1999. As a result of this change in product strategy and associated redirection of resources to new product development, Insignia's financial position weakened during the first half of 1999.

Insignia's cash, cash equivalents and short-term investments, including cash and cash equivalents of $6.77 million held in escrow, were $8.3 million at June 30, 1999, a decrease of $8.0 million from $16.3 million at December 31, 1998, while working capital decreased to $4.4 million at

June 30, 1999, from $9.7 million at December 31, 1998. The principal source of cash funding came from receivable collections and NTRIGUE product line sales proceeds released from escrow.

Insignia continues to face significant risks associated with the successful execution of its new product strategy. These risks include, but are not limited to continued technology and product development, introduction and market acceptance of new products, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace and retention of key personnel. Due to the generally longer sales cycles expected to be associated with the Jeode platform, Insignia does not currently have accurate visibility of future order rates and demand for its products generally. Jeode platform products may never achieve market acceptance.

Insignia believes that additional financing will be necessary before December 31, 1999, as its existing cash and cash equivalents are insufficient to meet Insignia's operating and capital requirements for the next six months. Insignia is currently considering various financing alternatives. Insignia may not be able to obtain adequate funding when needed, on acceptable terms or at all. The failure to raise additional funds on a timely basis and on sufficiently favorable terms would jeopardize Insignia's business.

Insignia's liquidity may be reduced in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses. Further, significant fluctuations in quarterly operating results has had and, in the future, may continue to have a negative affect on Insignia's liquidity. Factors such as price reductions, the introduction and market acceptance of new products and product returns have contributed to this quarterly variability. Moreover, Insignia's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could therefore result in a disproportionate decrease in results of operations. As such, the revenues or results of operations in some future period may be below the expectations of investors, which would likely result in a significant reduction in the market price of Insignia's shares. A decline in the market price of Insignia's shares would have a negative effect on Insignia's ability to raise needed capital on acceptable terms and conditions.

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

SOFTWARE HELD FOR RESALE

Based on Insignia's assessment to date, Insignia believes that all versions of Jeode, SoftWindows 98 products, SoftWindows95 products, RealPC and NTRIGUE, a product Insignia no longer ships, are Year 2000 compliant. Earlier versions of SoftWindows and all versions of Soft PC, a product Insignia no longer ships, are not Year 2000 compliant, but all such versions are upgradable to Year 2000 compliant products. However, there can be no assurance that all of Insignia's customers will install the Year 2000 compliant version of Insignia's products in a timely manner, which could lead to failure of customer systems and product liability claims against Insignia. Even if Insignia's products are Year 2000 compliant, Insignia may in the future be subject to claims based on Year 2000 issues in the products of other companies, or issues arising from the integration of multiple products within a system. The costs of defending and resolving Year 2000 related disputes, and any liability of Insignia for Year 2000 damages, including consequential damages, could harm Insignia's business, financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Insignia enters into derivative financial instruments such as currency option contracts to hedge certain anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. Insignia does not use derivative financial instruments for trading or speculative purposes. Insignia's downside risk with respect to currency option contracts (British pounds) is limited to the premium paid for the right to exercise the option. Premiums paid for options outstanding as of June 30, 1999 were not material.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual General Meeting on May 27, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b) At each Annual General Meeting, the third of the Company's Board of Directors who have been in office longest since their last election, as well as any directors appointed by the Board during the preceding year, are required to resign and are then considered for re-election, assuming they wish to stand for re-election. Albert E. Sisto was re-elected and Vincent
     S. Pino was elected as Directors at the meeting. The Directors whose term of office continues after the meeting are Nicholas, Viscount Bearsted and Richard M. Noling.

(c) The matters described below were voted on at the Annual General Meeting, and the number of votes cast with respect to each matter and, with respect to the election of directors, for each nominee, were as indicated:

2. To re-appoint PricewaterhouseCoopers as UK statutory auditors of the Company until the conclusion of the next Annual General Meeting and to authorize the Directors to fix their remuneration.

FOR               AGAINST
3,359,950         1,950

3. To elect as a Director Vincent S. Pino.

FOR               AGAINST
3,213,847         144,261

4. To re-elect as a Director Albert E. Sisto.

FOR               AGAINST
3,208,408         147,100

5. To approve a resolution to amend the Company's 1995 Employee Share Purchase Plan.

FOR               AGAINST
2,838,659         519,469

6. To approve a resolution to amend the Company's UK Employee Share Option Scheme 1996.

FOR               AGAINST
2,836,639         520,269

7. To approve a resolution to amend the Company's 1995 Incentive Stock Option Plan for US Employees.

FOR               AGAINST
2,838,789         519,919

8. To approve a resolution to grant authority to the Directors to allot relevant securities for a period of five years without further shareholder approval.

FOR               AGAINST
2,788,021         564,997

9. To approve a resolution to grant authority to the Directors to allot equity securities for a period of five years without first offering such securities to existing shareholders.

FOR               AGAINST
2,791,871         562,147

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The following exhibits are filed as part of this Report:

Exhibit 10.47     Registrant's 1995 Employee Share Purchase Plan, as amended

Exhibit 10.48 Registrant's U.K. Employee Share Option Scheme 1996, as amended

Exhibit 10.49 Registrant's 1995 Incentive Stock Option Plan for U.S. Employees, as amended

Exhibit 11.1      Statement Regarding Computation of Earnings (Loss) Per Share

Exhibit 27.1      Financial Data Schedule

(b) Reports on Form 8-K

None

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INSIGNIA SOLUTIONS PLC
                                              (Registrant)

Date: August ___, 1999

                                           /s/ STEPHEN M. AMBLER
                                         ----------------------------
                                            STEPHEN M. AMBLER
                                         Chief Financial Officer

                                 INDEX TO EXHIBITS


EXHIBIT                                                                                 PAGE
NUMBER                EXHIBIT TITLE                                                   NUMBER
---------------------------------------------------------------------------------------------

Exhibit 10.47         Registrant's 1995 Employee Share Purchase Plan, as amended

Exhibit 10.48 Registrant's U.K. Employee Share Option Scheme 1996, as amended

Exhibit 10.49         Registrant's 1995 Incentive Stock Option Plan for U.S.
                      Employees, as amended


Exhibit 11.1          Statement Regarding Computation of Earnings (Loss) Per Share

Exhibit 27.1          Financial Data Schedule
