Form 10-Q
period 1999-09-30
INSIGNIA SOLUTIONS PLC
filed 1999-11-15
CIK 1002390

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR,
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of November 11, 1999, there were 12,944,313 Ordinary shares of L0.20 each nominal value, outstanding.

                             INSIGNIA SOLUTIONS PLC

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS:
            Condensed Consolidated Balance Sheet at September 30,
            1999 and December 31, 1998 (Unaudited).............................3

            Condensed Consolidated Statement of Operations for the
            three months and nine months ended September 30, 1999
            and 1998 (Unaudited)...............................................4

            Condensed Consolidated Statement of Cash Flows for the
            nine months ended September 30, 1999 and 1998 (Unaudited)..........5

            Notes to Unaudited Condensed Consolidated
            Financial Statements...............................................6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...............................10

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........21

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..................................22

SIGNATURES  ..................................................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             INSIGNIA SOLUTIONS PLC
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                   September 30,          December 31,
                                                                       1999                   1998
                                                                --------------------   -------------------
                            ASSETS
Current assets:
       Cash and cash equivalents                                      $    2,116            $    6,798
       Restricted cash                                                       120                   186
       Cash and cash equivalents held in escrow                            5,990                 9,100
       Accounts receivable, net of allowances
        of $131 and $1,449, respectively                                     314                 1,706
       Prepaid and other current assets                                    1,227                 1,515
                                                                --------------------   -------------------
             Total current assets                                          9,767                19,305

Property and equipment, net                                                  716                 1,074
Restricted cash                                                              250                   250
Other noncurrent assets                                                      325                   382
                                                                --------------------   -------------------

                                                                      $   11,058            $   21,011
                                                                --------------------   -------------------
                                                                --------------------   -------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                               $      582            $    1,608
       Accrued liabilities                                                 1,529                 2,265
       Accrued royalties                                                   2,040                 4,309
       Income taxes payable                                                  478                   994
       Deferred revenue                                                    2,284                   262
       Customer deposits                                                     137                   104
       Capital lease obligations                                               -                    51
                                                                --------------------   -------------------
             Total current liabilities                                     7,050                 9,593
                                                                --------------------   -------------------

Contingencies (Note 6)

Shareholders' equity:
       Preferred shares                                                        -                     -
       Ordinary shares                                                     4,287                 4,164
       Additional paid-in capital                                         35,049                34,725
       Accumulated deficit                                               (34,867)              (27,010)
       Cumulative currency translation adjustment                           (461)                 (461)
                                                                --------------------   -------------------
             Total shareholders' equity                                    4,008                11,418
                                                                --------------------   -------------------

                                                                      $   11,058            $   21,011
                                                                --------------------   -------------------
                                                                --------------------   -------------------

                             See accompanying notes.

                             INSIGNIA SOLUTIONS PLC
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                                                  Three months ended                 Nine months ended
                                                                     September 30,                     September 30,
                                                           -------------------------------- ----------------------------------
                                                                 1999             1998            1999              1998
                                                           ---------------- --------------- ----------------  ----------------
Net revenues:
         License                                               $   1,672       $   3,325       $    5,270         $  10,123
         Service                                                      82             295              299               813
                                                           ---------------- --------------- ----------------  ----------------

                 Total net revenues                                1,754           3,620            5,569            10,936
                                                           ---------------- --------------- ----------------  ----------------

Cost of net revenues:
         License                                                     658           2,154            2,573             6,308
         Service                                                     116             170              424               859
                                                           ---------------- --------------- ----------------  ----------------

                 Total cost of net revenues                          774           2,324            2,997             7,167
                                                           ---------------- --------------- ----------------  ----------------

                 Gross profit                                        980           1,296            2,572             3,769
                                                           ---------------- --------------- ----------------  ----------------

Operating expenses:
         Sales and marketing                                       1,292           1,743            4,352             6,344
         Research and development                                  1,459           1,407            4,477             4,593
         General and administrative                                  822             794            2,325             3,229
                                                           ---------------- --------------- ----------------  ----------------

                  Total operating expenses                         3,573           3,944           11,154            14,166
                                                           ---------------- --------------- ----------------  ----------------

                  Operating loss                                  (2,593)         (2,648)          (8,582)          (10,397)

Interest income, net                                                 101             263              357               772
Other income (expense), net                                           (3)              6             (53)            14,837
                                                           ---------------- --------------- ----------------  ----------------

                  Income (loss) before income taxes                (2,495)         (2,379)        (8,278)             5,212

Provision (benefit) for income taxes                                (465)          (1,712)          (421)             1,924
                                                           ---------------- --------------- ----------------  ----------------

                  Net income (loss)                            $  (2,030)      $    (667)      $  (7,857)         $   3,288
                                                           ---------------- --------------- ----------------  ----------------
                                                           ---------------- --------------- ----------------  ----------------

Net income (loss) per share:
                  Basic                                        $   (0.16)      $   (0.05)      $   (0.62)         $    0.27
                                                           ---------------- --------------- ----------------  ----------------
                                                           ---------------- --------------- ----------------  ----------------
                  Diluted                                      $   (0.16)      $   (0.05)      $   (0.62)         $    0.27
                                                           ---------------- --------------- ----------------  ----------------
                                                           ---------------- --------------- ----------------  ----------------

Weighted average equivalent shares:
                  Basic                                           12,853          12,164          12,775             12,118
                                                           ---------------- --------------- ----------------  ----------------
                                                           ---------------- --------------- ----------------  ----------------
                  Diluted                                         12,853          12,164          12,775             12,352
                                                           ---------------- --------------- ----------------  ----------------
                                                           ---------------- --------------- ----------------  ----------------


                             See accompanying notes.

                             INSIGNIA SOLUTIONS PLC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                                  Nine months ended
                                                                                    September 30,
                                                                           ---------------------------------
                                                                                1999              1998
                                                                           ---------------   ---------------
Cash flows from operating activities:
    Net income (loss)                                                         $  (7,857)        $   3,288
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation                                                                  463               533
      Other                                                                         (63)          (14,731)
      Net changes in assets and liabilities:
         Restricted cash                                                             66                 -
         Accounts receivable, net                                                 1,392             4,168
         Prepaid and other current assets                                           288               (81)
         Prepaid income taxes                                                         -               864
         Other noncurrent assets                                                     57              (416)
         Accounts payable                                                        (1,026)             (519)
         Accrued liabilities                                                       (736)             (144)
         Customer deposits                                                           33              (498)
         Accrued royalties                                                       (2,269)           (4,319)
         Deferred revenue                                                         2,022              (559)
         Income taxes                                                              (516)            1,253
         Noncurrent liabilities                                                       -                78
                                                                           ---------------   ---------------
          Net cash used in operating activities                                  (8,146)          (11,083)
                                                                           ---------------   ---------------
Cash flows from investing activities:
         Proceeds from sale of property and equipment                               137                86
         Purchases of property and equipment                                       (179)             (645)
         Purchases of short-term investments, net                                     -             1,320
         Proceeds from sale of product line                                           -            15,862
         Product line sale proceeds held in escrow                                 (250)           (9,000)
         Product line sale proceeds released from escrow                          3,360                 -
                                                                           ---------------   ---------------
          Net cash provided by investing activities                               3,068             7,623
                                                                           ---------------   ---------------
Cash flows from financing activities:
         Payments made under capital leases                                         (51)              (80)
         Proceeds from issuance of shares, net                                      447               219
                                                                           ---------------   ---------------
          Net cash provided by financing activities                                 396               139
                                                                           ---------------   ---------------
Net decrease in cash and cash equivalents                                        (4,682)           (3,321)
Cash and cash equivalents at beginning of the period                              6,798            10,641
                                                                           ---------------   ---------------
Cash and cash equivalents at end of the period                                $   2,116         $   7,320
                                                                           ---------------   ---------------
                                                                           ---------------   ---------------

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

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on December 31, 1999.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in Insignia Solutions plc's ("Insignia") 1998 Annual Report and Form 10-K.

NOTE 2.  INCOME TAX PROVISION (BENEFIT)

Insignia's benefit for income taxes for the three months and nine months ended September 30, 1999, primarily represents certain non-U.S. taxes offset against taxable profit, net of operating losses, arising upon the disposal of the Company's NTRIGUE product line in the prior year. Insignia accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Insignia's financial statements or tax returns. In estimating future tax consequences, Insignia generally considers all expected future events other than enactments of changes in the tax law or rates.

NOTE 3.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share is presented on a Basic and Diluted basis, and is based upon the weighted average number of ordinary and ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of warrants and stock options (using the modified treasury stock method). Under the Basic method of calculating net income (loss) per share, ordinary equivalent shares are excluded from the computation. Under the Diluted method of calculating net income (loss) per share, ordinary share equivalents are excluded from the computation if their effect is anti-dilutive.

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

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

In 1998, Insignia adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. FAS 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. The accumulated other comprehensive loss at December 31, 1998 related to cumulative currency translation adjustments.

Total comprehensive loss was not different from the net loss reported for the nine months ended September 30, 1999.

NOTE 6.  CONTINGENCIES

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

On October 4, 1999, Insignia filed a suit against Citrix and GraphOn in the Superior Court of the State of California, County of Santa Clara.

MICROSOFT

Insignia had a non-exclusive, worldwide license from Microsoft ("Microsoft Distribution Agreement") to reproduce, adapt and distribute the currently available versions of Windows and MS-DOS that were included as a component of Insignia's SoftWindows products. Insignia paid Microsoft a per unit royalty for copies of Insignia's products sold that included a version of Windows and MS-DOS. The Microsoft Distribution Agreement expired on October 31, 1999. Insignia did not renew the Agreement.

In January 1999, pursuant to this agreement, Microsoft began an audit of the royalties paid in 1997 and 1998. The audit was completed and in November, 1999, Insignia settled all open issues with Microsoft.

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

Insignia operates in a single industry segment providing virtual machine technology which enables software applications and operating systems to be run on various computer platforms. In the third quarter of 1999, Quantum Corporation and Silicon Graphics Inc. accounted for 43% and 28% of total revenues, respectively. In the third quarter of 1998, Sun Microsystems, Inc. and Mitsubishi Corporation accounted for 31% and 26% of total revenues, respectively. No other customer accounted for 10% or more of Insignia's total revenues during the third quarter of 1999 and 1998.

GEOGRAPHIC INFORMATION

Financial information by geographical region is summarized below (in thousands):

                                                      Three months ended             Nine months ended
                                                         September 30,                 September 30,
                                                 ----------------------------   ----------------------------
                                                      1999           1998           1999            1998
                                                 -------------   ------------   ------------   -------------
Revenues from unaffiliated customers:
      United States                            $       1,598   $      3,308   $      4,952   $      9,282
      International                                      156            312            617          1,654
                                                 -------------   ------------   ------------   -------------
Consolidated                                   $       1,754   $      3,620   $      5,569   $     10,936
                                                 -------------   ------------   ------------   -------------
                                                 -------------   ------------   ------------   -------------
Intercompany revenues:
      United States                            $          76   $         94   $        411   $        645
      International                                       61         (2,455)           224          (1,465)
                                                 -------------   ------------   ------------   -------------
Consolidated                                   $         137   $     (2,361)  $        635   $        (820)
                                                 -------------   ------------   ------------   -------------
                                                 -------------   ------------   ------------   -------------
Operating loss:
      United States                            $        (377)  $      1,762   $     (2,171)  $      (1,438)
      International                                   (2,216)        (4,410)        (6,411)         (8,959)
                                                 -------------   ------------   ------------   -------------
Consolidated                                   $      (2,593)  $     (2,648)  $     (8,582)  $     (10,397)
                                                 -------------   ------------   ------------   -------------
                                                 -------------   ------------   ------------   -------------
Identifiable assets:
      United States                                                           $      2,526   $      6,673
      International                                                                 20,043         26,580
      Intercompany items and eliminations                                          (11,511)         (9,171)
                                                                                ------------   -------------

Consolidated                                                                  $     11,058   $     24,082
                                                                                ------------   -------------
                                                                                ------------   -------------



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

Insignia's future performance depends upon sales of products within Insignia's Jeode product line, which is a new product. Jeode became available for sale in March 1999. Jeode may not achieve or sustain market acceptance or provide the desired revenue levels. The failure of the Jeode product to provide an adequate level of performance and functionality, or the lack of market acceptance of this product for any reason, would harm Insignia's business, financial condition and results of operations. If the Jeode product is successful and developed on a timely basis, Insignia will be required to further develop direct sales channels in the embedded systems market and to hire and train more direct sales personnel. Competition for qualified sales personnel is intense and Insignia may not be able to attract the personnel needed to market and sell products in the embedded systems market. Insignia anticipates increased operating expenses as it develops the organization to market, sell and support the product, before any revenue is recognized from sales of the product. Insignia may not experience growth in revenues in any particular period when compared to prior periods. Any quarterly or annual shortfall in net revenues in relation to expectations would harm Insignia's operating results and financial condition. Insignia may not be able to achieve or sustain profitability. If Insignia's revenues grow more slowly than anticipated, or if Insignia's operating expenses exceed expectations and cannot be adjusted, Insignia's operating losses would continue or increase. In future periods, Insignia's operating results may fall below the levels expected by securities analysts and shareholders, which would result in a substantial decline in the trading price of Insignia's shares and could have an adverse effect on the liquidity of Insignia's shares.

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

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three and nine month periods ended September 30, 1999 and 1998.

                                                          Three months ended                     Nine months ended
                                                            September 30,                          September 30,
                                                 -------------------------------------  ------------------------------------
                                                       1999                1998               1999               1998
                                                 -----------------   -----------------  ----------------   -----------------
Net revenues:
          License                                        95.3%               91.9%              94.6%               92.6%
          Service                                         4.7%                8.1%               5.4%                7.4%
                                                 -----------------   -----------------  ----------------   -----------------

            Total net revenues                          100.0%              100.0%             100.0%              100.0%
                                                 -----------------   -----------------  ----------------   -----------------

Cost of net revenues:
          License                                        37.5%               59.5%              46.2%               57.7%
          Service                                         6.6%                4.7%               7.6%                7.9%
                                                 -----------------   -----------------  ----------------   -----------------

            Total cost of net revenues                   44.1%               64.2%              53.8%               65.6%
                                                 -----------------   -----------------  ----------------   -----------------

            Gross profit                                 55.9%               35.8%              46.2%               34.4%
                                                 -----------------   -----------------  ----------------   -----------------

Operating expenses:
          Sales and marketing                            73.6%               48.1%              78.2%               58.0%
          Research and development                       83.2%               38.9%              80.4%               42.0%
          General and administrative                     46.9%               21.9%              41.7%               29.5%
                                                 -----------------   -----------------  ----------------   -----------------

           Total operating expenses                     203.7%              108.9%             200.3%              129.5%
                                                 -----------------   -----------------  ----------------   -----------------

           Operating loss                              (147.8%)             (73.1%)           (154.1%)             (95.1)%

Interest income, net                                      5.8%                7.3%               6.4%                7.1%
Other income (expense), net                              (0.2%)               0.2%              (0.9%)             135.7%
                                                 -----------------   -----------------  ----------------   -----------------

            Income (loss) before income taxes          (142.2%)             (65.6%)           (148.6%)              47.7%

Provision (benefit) for income taxes                    (26.5%)             (47.3%)             (7.5%)              17.6%
                                                 -----------------   -----------------  ----------------   -----------------

            Net income (loss)                          (115.7%)             (18.3%)           (141.1%)              30.1%
                                                 -----------------   -----------------  ----------------   -----------------
                                                 -----------------   -----------------  ----------------   -----------------

OVERVIEW

Insignia, which commenced operations in 1986, develops, markets and supports virtual machine technology which enables software applications and operating systems to be run on various computer platforms.

In late 1997, Insignia began a strategic review of its business and explored new markets that would leverage Insignia's 10 years of emulation software development experience.

In January 1998, Insignia announced its intention to launch a new product line. This product line, called Jeode-TM-, is based on Insignia's Embedded Virtual Machine ("EVM"-TM-) technology. Jeode is Insignia's implementation of Sun Microsystems, Inc.'s ("Sun") Java-Registered Trademark- technology developed specifically for embedded systems. The Jeode platform is enabled by Insignia's EVM and is designed to enable software developers to create reliable, efficient and predictable embedded products. The product became available for sale in March 1999 and generated 43% of the total revenues for the three months ending September 30, 1999. The Jeode product is now the principal product line in the foreseeable future. The Jeode product line revenue model is based on original equipment manufacturer's ("OEMs") customer transactions. Insignia expects that revenue from the Jeode product line will generally be derived from four main sources: the sale of a development license, the sale of annual maintenance and support, a commercial use royalty based on shipments of products that include Jeode technology, and customer-funded engineering activities.

Insignia's principal product line in recent years has been SoftWindows-TM-. This product enables Microsoft Windows ("Windows"-Registered Trademark-) applications to be run on most Apple Computer Inc. ("Apple"-Registered Trademark-) Macintosh computers and many UNIX workstations. Revenues from this product line have been declining since 1995. On October 18, 1999, Insignia signed an exclusive licensing arrangement of its SoftWindows and RealPC product lines to FWB Software. This allows Insignia to focus exclusively on its Jeode platform business strategy. The proceeds Insignia will receive from the license arrangement are based on an earn-out of FWB's future revenues from the product line and will be paid to Insignia as those revenues are achieved. Upon achieving a certain revenue threshold, FWB will purchase the SoftWindows and RealPC product line at no additional consideration.

Between December 1995 and May 1998, Insignia shipped NTRIGUE-TM-, a Windows compatibility client/server product that supported multiple X-terminals, workstation clients, Macintosh computers, PCs, network computers and Net PCs from a Windows NT-based server. Insignia disposed of its NTRIGUE technology in February 1998 for $17.687 million.

REVENUES

                                                   Three months ended                 Nine months ended
                                                      September 30,                     September 30,
                                             --------------------------------   ----------------------------
                                                  1999              1998             1999           1998
                                             --------------   ---------------   -------------   ------------
                                                                       (in thousands)
License revenue                            $         1,672  $          3,325  $        5,270  $      10,123
Service revenue                                         82               295             299            813
                                             --------------   ---------------   -------------   ------------
Total net revenue                          $         1,754  $          3,620  $        5,569  $      10,936
                                             --------------   ---------------   -------------   ------------
                                             --------------   ---------------   -------------   ------------

Insignia derives its Jeode revenue from the sale of development licenses and annual maintenance contracts. Insignia derives its SoftWindows revenues from the sale of packaged software products and annual maintenance contracts. Revenues from the sale of development licenses, packaged products and royalties received from OEMs are classified as license revenue, while revenues from customer-funded engineering activities, training, and annual maintenance contracts are classified as service revenue.

In the third quarter of 1999, total revenues declined by 52% compared to total revenues for the third quarter of 1998. In the nine months ended September 30, 1999, total revenues declined by 49% compared to revenues for the first nine months of 1998. The decline is primarily due to reduced demand for SoftWindows.

License revenues in the three months ended September 30, 1999 were 95% of total revenues. License revenues in the three months ended September 30, 1998 were 92% of total revenues. In the nine months ended September 30, 1999 license revenues were 95% of total revenues. In the nine months ended September 30, 1998, license revenues were 93% of total revenues. In the third quarter of 1999, license revenues declined 50% compared to license revenues in the third quarter of 1998. For the nine months ended September 30, 1999, license revenue declined 48% compared to the same period in 1998. The decline is primarily due to the reduced demand for SoftWindows.

Service revenue in the third quarter of 1999 was 72% lower than service revenue in the third quarter of 1998. Service revenue for the nine months ended September 30, 1999 was 63% lower than service revenue for the same period in 1998, primarily as a result of a decreased number of UNIX support contracts resulting from lower sales of SoftWindows products for UNIX.

Jeode license revenue accounted for 43% of total revenues for the three months ended September 30, 1999, and 14% of total revenues in the nine months ended September 30, 1999. Jeode became available for sale in March 1999, and accounted for less than 1% of total revenues in the second quarter of 1999.

Sales of Macintosh-based products in the third quarter of 1999 decreased by 87% compared to sales in the third quarter of 1998. For the nine months ended September 30, 1999, sales of Macintosh-based products decreased 53% compared to the same period in 1998. Revenue from the sale of Insignia's products for Macintosh computers accounted for 14% of total revenues in the three months ended September 30, 1999 and 54% of total revenues in the three months ended September 30, 1998. Revenue from the sale of Insignia's products for Macintosh computers accounted for 46% of total revenues in the nine months ended September 30, 1999 and 50% of total revenues in the nine months ended
September 30, 1998.

Revenues from the sale of Insignia's SoftWindows products for UNIX computers accounted for 43% of total revenues in the three months ended September 30, 1999 and September 30, 1998. Revenues from the sale of Insignia's products for UNIX computers accounted for 40% of total revenues in the nine months ended
September 30, 1999 and 42% of total revenues in the nine months ended
September 30, 1998. In the third quarter of 1999, sales of UNIX-based products decreased by 52% compared to sales in the third quarter of 1998. For the nine months ended September 30, 1999, UNIX sales decreased by 52% compared to the same period in 1998.

In the three months ended September 30, 1998, revenue from the sale of NTRIGUE products accounted for 4% of total revenues. In the nine months ended September 30, 1998, revenue from the sale of NTRIGUE products accounted for 8% of total revenues. There was no NTRIGUE revenue in 1999 as Insignia's NTRIGUE product line was sold in early 1998.

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

Sales to distributors and OEM's representing more than 10% of total revenue in each period accounted for the following percentages of total revenue.

                                                   Three months ended                 Nine months ended
                                                      September 30,                     September 30,
                                              ------------------------------    -------------------------------
                                                  1999             1998             1999             1998
                                              -------------    -------------    -------------    --------------
Distributors:
   Sun Microsystems                                      *              31%                *               26%
   Mitsubishi                                            *              26%                *               10%
   Ingram Micro                                          *               *                 *               17%
All Distributors:                                       6%              83%              46%               73%

OEM's:
   Quantum Corporation                                 43%                *              13%                 *
   Silicon Graphics                                    28%                *                *                 *

* Less than 10%

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 9% of total revenues in the three months ended September 30, 1999 and 35% of total revenues in the three months ended September 30, 1998, and 18% of total revenues in the nine months ended September 30, 1999 and 26% of total revenues in the nine months ended September 30, 1998. Movements in currency exchange rates did not have a material impact on total revenues in the three or nine months ended
September 30, 1999. However, movements in currency exchange rates could affect Insignia's future revenues and results of operations.

COST OF REVENUES AND GROSS MARGIN

                                                   Three months ended                 Nine months ended
                                                      September 30,                     September 30,
                                              ------------------------------    -------------------------------
                                                  1999             1998             1999             1998
                                              -------------    -------------    -------------    --------------
                                                            (in thousands, except percentages)
 Cost of license revenue                     $         658    $       2,154    $       2,573    $        6,308
 Gross margin: license revenue                         61%              35%              51%               38%

 Cost of service revenue                               116              170              424               859
 Gross margin: service revenue                        (41%)             42%            (42%)              (6%)

 Total cost of revenues                      $         774    $       2,324    $       2,997    $        7,167
 Gross margins: total revenues                         56%              36%              46%               34%

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

Insignia's gross margin for license revenue is significantly affected by many factors, including pricing of Insignia's products, royalties paid to third parties, the mix of products licensed, the channels through which Insignia's products are distributed and product maturity. Insignia's gross margin for license revenue can also be affected in particular periods by pricing strategies and return privileges employed in connection with new product introductions and upgrades. License revenue gross margins in the quarter ended September 30, 1999 were 61%, compared to 35% for the same period in 1998. The prior year quarterly gross margin was low due to increased returns on the NTRIGUE product line. For the nine months ended September 30, 1999, license revenue gross margins were 51% compared to 38% for the same period in 1998.

Gross margin for service revenue decreased in the third quarter of 1999 to (41%) from 42% in the same period of 1998, and decreased for the nine months ending September 30, 1999 to (42%) from (6%) in the same period of 1998. The decline is a result of the decreased UNIX service revenue.

In the event that Jeode license increase in future periods, service revenue gross margins are expected to increase due to the required maintenance and upgrade contracts for each Jeode product sale.

OPERATING EXPENSES

                                                   Three months ended                 Nine months ended
                                                      September 30,                     September 30,
                                              ------------------------------    -------------------------------
                                                  1999             1998             1999             1998
                                              -------------    -------------    -------------    --------------
                                                            (in thousands, except percentages)
 Sales and marketing                         $       1,292    $       1,743    $       4,352    $        6,344
 Percentage of total revenues                          74%              48%              78%               58%

 Research and development                    $       1,459    $       1,407    $       4,477    $        4,593
 Percentage of total revenues                          83%              39%              80%               42%

 General and administrative                  $         822    $         794    $       2,325    $        3,229
 Percentage of total revenues                          47%              22%              42%               30%

Sales and marketing expenses include advertising and promotional expenses, trade shows, personnel and related overhead costs, and salesperson commissions. Sales and marketing expenses decreased by 26% in the quarter ended September 30, 1999 from the quarter ended September 30, 1998, and by 31% for the nine months ended September 30, 1999 from the same period of 1998. The decrease is due to reduced spending on SoftWindows advertising programs and staffing. Insignia anticipates sales and marketing expenses to increase in the last quarter of 1999 as Insignia continues to increase its marketing and direct sales organization for its Jeode product line. Insignia has established a direct sales force in the United States, Europe and Japan.

Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation. Research and development expenses increased by 4% in the three months ended September 30, 1999 over the same period in 1998. Research and development expenses decreased by 3% in the nine months ended September 30, 1999 over the nine months ended September 30, 1998. In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 1999 and 1998, no development expenditures were capitalized.

General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems, human resources and general management. General and administrative expenses increased by 4% in the three months ended September 30, 1999 over the same period of 1998. General and administrative expenses decreased by 28% in the nine months ended September 30, 1999 over the same period of 1998. The decline is due to reduced headcount, reduced legal fees and a reduction in bad debt provisions.

INTEREST INCOME, NET

                                                   Three months ended                 Nine months ended
                                                      September 30,                     September 30,
                                              ------------------------------    -------------------------------
                                                  1999             1998             1999             1998
                                              -------------    -------------    -------------    --------------
                                                            (in thousands, except percentages)
 Interest income, net                        $         101    $         263    $         357    $          772
 Percentage of total revenues                           6%               7%               6%                7%

Interest income, net decreased from $263,000 in the three months ended September 30, 1998 to $101,000 in the three months ended June 30, 1999 due primarily to decreased interest income earned on Insignia's cash and cash equivalents. For the nine months ended September 30, 1999, interest income, net decreased from $772,000 to $357,000.

OTHER INCOME (EXPENSE), NET

                                                   Three months ended                 Nine months ended
                                                      September 30,                     September 30,
                                              ------------------------------    -------------------------------
                                                  1999             1998             1999             1998
                                              -------------    -------------    -------------    --------------
                                                            (in thousands, except percentages)
 Other income (expense), net                 $         (3)    $           6    $        (53)    $       14,837
 Percentage of total revenues                           -%               -%             (1%)              136%

Other income (expense), net decreased from income of $6,000 in the three months ended September 30, 1998 to an expense of $3,000 in the three months ended September 30, 1999, and primarily comprised foreign exchange gains (losses) in both periods. In the nine months ended September 30, 1999, other income (expense), net decreased from income of $14.837 million, for the same period last year, to an expense of $53,000. The income in the first nine months of 1998 was a result of the gain on disposal of the NTRIGUE product line of $14.731 million in the first quarter of 1998. This gain comprised gross disposal proceeds of $17.687 million less $2.956 million of transaction expenses, employment terminations and costs and losses related to the property and equipment sold or written down in value.

In the nine months ended September 30, 1999, Insignia realized a foreign exchange loss of $53,000 compared to a gain of $137,000 in the nine months ended September 30, 1998.

Approximately 85% of Insignia's total revenues and over 40% of its operating expenses are denominated in United States dollars. Most of the remaining revenues and expenses of Insignia are pound sterling denominated and consequently Insignia is exposed to fluctuations in pound sterling exchange rates. To hedge against this currency exposure, Insignia enters into foreign currency options and forward exchange contracts for periods and amounts consistent with the amounts and timing of its anticipated pound sterling denominated operating cash flow requirements. Unrealized gains and losses on foreign currency option contracts are deferred and were not material at September 30, 1999 and December 31, 1998. However, currency fluctuations could harm Insignia's results of operations in the future.

Insignia has, at times, an investment portfolio of fixed income securities that are classified as "available for sale securities." These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. Insignia attempts to limit this exposure by investing primarily in short-term securities.

PROVISION FOR INCOME TAXES

                                                   Three months ended                 Nine months ended
                                                      September 30,                     September 30,
                                              ------------------------------    -------------------------------
                                                  1999             1998             1999             1998
                                              -------------    -------------    -------------    --------------
                                                                      (in thousands)
 Provision (benefit) for income              $       (465)    $     (1,712)    $       (421)    $        1,924
     taxes
 Effective income tax rate                               -                -                -                 -

Insignia's benefit for income taxes for the three and nine months ended September 30, 1999 primarily represents certain non-U.S. taxes arising from sales to customers in Japan and the benefit of offsetting net operating losses against provisions arising from the disposal of the Company's NTRIGUE product line in 1998. Insignia's income tax benefit for the three months ended September 30, 1998 primarily represents a reduction in its income tax liability due to anticipated net operating losses. The provision for income taxes for the nine months ended September 30, 1998 primarily represents certain non-U.S. taxes arising upon the disposal of the Company's NTRIGUE product line, net of offsetting operating losses. Insignia has recorded a full valuation allowance against all deferred tax assets, primarily comprising net operating losses, on the basis that significant uncertainty exists with respect to realization.

LIQUIDITY AND CAPITAL RESOURCES

                                                                             September 30,        December 31,
                                                                                  1999                1998
                                                                           -------------------  ------------------
                                                                                          (in thousands)
Cash, cash equivalents and investments                                      $         2,236    $           6,984
Cash and cash equivalents held in escrow                                    $         5,990    $           9,100
 Working capital                                                            $         2,717    $           9,712
Net cash used in operating activities                                       $        (8,146)   $         (13,687)

Insignia is in the process of transitioning its product focus from compatibility products to its Jeode product line based on Insignia's EVM technology. This change in product focus has resulted in a redirection of available resources from Insignia's historical revenue base towards the development and marketing efforts associated with the Jeode platform, which was not released for general availability until March 1999. As a result of this change in product strategy and associated redirection of resources to new product development, Insignia's financial position weakened during the first nine months of 1999.

Insignia's cash, cash equivalents and short-term investments, including cash and cash equivalents of $5.99 million held in escrow, were $8.2 million at September 30, 1999, a decrease of $7.9 million from $16.1 million at December 31, 1998, and an increase of $0.1 million from June 30, 1999. Working capital decreased to $2.7 million at September 30, 1999, from $9.7 million at

December 31, 1998. The principal source of cash funding came from receivable collections and NTRIGUE product line sales proceeds released from escrow.

On October 20, 1999, Insignia signed a convertible promissory note to Quantum Corporation for $1,000,000. The note is convertible at Quantum's option to Insignia stock any time during the lifetime of the note. All unpaid principal with any unpaid interest, at 8% per annum, is due and payable on December 31, 2000.

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

Insignia believes that additional financing will be necessary, as its existing cash and cash equivalents are insufficient to meet Insignia's future operating and capital requirements. Insignia is currently considering various financing alternatives. Insignia may not be able to obtain adequate funding when needed, on acceptable terms or at all. The failure to raise additional funds on a timely basis and on sufficiently favorable terms would jeopardize Insignia's business.

Insignia's liquidity may be reduced in the future by factors such as higher interest rates, inability to borrow without collateral, outcome of pending claims, availability of capital financing and continued operating losses. Further, significant fluctuations in quarterly operating results has had and, in the future, may continue to have a negative affect on Insignia's liquidity. Factors such as price reductions, the introduction and market acceptance of new products and product returns have contributed to this quarterly variability. Moreover, Insignia's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could therefore result in a disproportionate decrease in results of operations. As such, the revenues or results of operations in some future period may be below the expectations of investors, which would likely result in a significant reduction in the market price of Insignia's shares. A decline in the market price of Insignia's shares would have a negative effect on Insignia's ability to raise needed capital on acceptable terms and conditions.

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

SOFTWARE HELD FOR RESALE

Based on Insignia's assessment to date, Insignia believes that all versions of Jeode, SoftWindows 98 products, SoftWindows95 products, RealPC and NTRIGUE are Year 2000 compliant. Earlier versions of SoftWindows and all versions of Soft PC are not Year 2000 compliant, but all such versions are upgradable to Year 2000 compliant products. However, all of Insignia's customers may not install the Year 2000 compliant version of Insignia's products in a timely manner, which could lead to failure of customer systems and product liability claims against Insignia. Even if Insignia's products are Year 2000 compliant, Insignia may in the future be subject to claims based on Year 2000 issues in the products of other companies, or issues arising from the integration of multiple products within a system. The costs of defending and resolving Year 2000 related disputes, and any liability of Insignia for Year 2000 damages, including consequential damages, could harm Insignia's financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Insignia enters into derivative financial instruments such as currency option contracts to hedge certain anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. Insignia does not use derivative financial instruments for trading or speculative purposes. Insignia's downside risk with respect to currency option contracts (British pounds) is limited to the premium paid for the right to exercise the option. Premiums paid for options outstanding as of September 30, 1999 were not material.





                                     Pge 21

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The following exhibits are filed as part of this Report:

Exhibit 11.1 Statement Regarding Computation of Basic and Diluted Net Income (Loss) Per Share

Exhibit 27.1      Financial Data Schedule

(b) Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INSIGNIA SOLUTIONS PLC
                                               (Registrant)

Date: November 15, 1999

                                            s/STEPHEN M. AMBLER
                                           --------------------
                                             STEPHEN M. AMBLER
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            EXHIBIT TITLE
--------------------------------------------------------------------------------
Exhibit 11.1      Statement Regarding Computation of Basic and Diluted Net
                  Income (Loss) Per Share

Exhibit 27.1      Financial Data Schedule