Form 10-K405
period 1999-12-31
INSIGNIA SOLUTIONS PLC
filed 2000-03-24
CIK 1002390

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      OR,

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 0-27012

                             INSIGNIA SOLUTIONS PLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         ENGLAND AND WALES                     NOT APPLICABLE
  (State or other jurisdiction of             (I.R.S. employer
   incorporation or organization)          identification number)

                  --------------------------------------

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

                                (TITLE OF CLASS)

                      ORDINARY SHARES (L 0.20 NOMINAL VALUE)


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment of this Form 10-K.      /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $139,400,000 as of March 15, 2000 based upon the closing sale price on the Nasdaq National Market reported for such date. Ordinary shares held by each officer and director and by each person who owns 5% or more of the outstanding Ordinary share capital have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

    As of March 15, 2000, there were 14,139,508 Ordinary shares of L 0.20 each nominal value, outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                TABLE OF CONTENTS



PART I                                                                                                         PAGE
                                                                                                               ----
    ITEM 1.    BUSINESS......................................................................................   3

    ITEM 2.    FACILITIES....................................................................................   13

    ITEM 3.    LEGAL PROCEEDINGS.............................................................................   14

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................   14

    ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT..........................................................   14

PART II.

    ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS...........................................................................   16

    ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA..........................................................   17

    ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........   18

    ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................   29

    ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........   30

PART III.

    ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................   31

    ITEM 11.   EXECUTIVE COMPENSATION........................................................................   33

    ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................   37

    ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................   38

PART IV.

    ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...............................   39


                                     PART I

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT") REGARDING THE COMPANY AND ITS BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS OR VARIATIONS OF SUCH WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS IN THIS REPORT. ADDITIONALLY, STATEMENTS CONCERNING FUTURE MATTERS SUCH AS THE DEVELOPMENT OF NEW PRODUCTS, ENHANCEMENTS OR TECHNOLOGIES, PARTICULARLY THE ONGOING DEVELOPMENT OF THE JEODE-TM- PRODUCT LINE, THE TIMING OF THE AVAILABILITY OF ENHANCEMENTS OF THE JEODE PLATFORM, THE JEODE PRODUCT AND SERVICE OFFERINGS, THE REVENUE MODEL AND MARKET FOR THE JEODE PLATFORM, THE FEATURES, BENEFITS AND ADVANTAGES OF THE JEODE PLATFORM, INTERNATIONAL SALES, THE AVAILABILITY OF LICENSES TO THIRD-PARTY PROPRIETARY RIGHTS, BUSINESS AND SALES STRATEGIES, MATTERS RELATING TO PROPRIETARY RIGHTS, COMPETITION, FACILITIES NEEDS, EXCHANGE RATE FLUCTUATIONS AND THE COMPANY'S LIQUIDITY AND CAPITAL NEEDS AND OTHER STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS.

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

ITEM 1--BUSINESS

OVERVIEW

    Insignia Solutions plc (the "Company"), which commenced operations in 1986, develops, markets and supports virtual machine technology which enables software applications to be run on various computer platforms.

    In January 1998, the Company announced its intention to launch a new product line called the Jeode-TM- platform, based on the Company's Embedded Virtual Machine ("EVM"-TM-) technology. This followed a strategic review in late 1997 of the Company's business. The Company also explored new markets that would leverage the Company's 12 years of emulation software development experience. The Jeode platform is the Company's implementation of Sun Microsystems, Inc.'s ("Sun") Java -Registered Trademark- technology tailored for Internet appliances and embedded devices. The Jeode platform is enabled by the Company's EVM and is designed to enable software developers to create reliable, efficient and predictable Internet appliances and embedded devices. The product became available for sale in March 1999. The Jeode platform is now the principal product line of the Company and will be for the foreseeable future. The Jeode product line revenue model is based on original equipment manufacturer's ("OEMs") customer transactions. Revenues from the Jeode product line are generally derived from four main sources: the sale of a development license, the sale of annual maintenance and support, a commercial use royalty based on shipments of products that include Jeode technology, and customer-funded engineering activities.

    The Company's principal product line in recent years has been SoftWindows-TM-. This product enabled Microsoft Windows ("Windows" -Registered Trademark-) applications to be run on most Apple Computer Inc. ("Apple" -Registered Trademark-) Macintosh computers and many UNIX workstations. Revenues from this product line grew until 1995, but declined significantly after that date, along with margins. This was due to a declining demand for Apple Macintosh products and increased competition. The Company also shipped RealPC, a low cost software product that allowed consumers to play games and other applications designed for Intel-based PCs on their Power Macintosh computers. In early 1999 Management took steps to discontinue these product lines, and on October 18, 1999, the Company signed an exclusive licensing arrangement with FWB Software, LLC ("FWB"). Under the arrangement FWB will pay the Company a royalty based on an earn-out of FWB's future revenues from the product lines and the Company will be paid as those revenues are achieved. Upon achieving a certain revenue threshold, the Company will transfer the SoftWindows and RealPC product lines to FWB at no additional consideration. This arrangement allows the Company to focus exclusively on its Jeode platform business strategy.

    Between December 1995 and May 1998, the Company shipped NTRIGUE -TM-, a Windows compatibility client/server product that supported multiple X-terminals, workstation clients, Macintosh computers, PCs, network computers and Net PCs from a Windows NT-based server. The Company disposed of its NTRIGUE technology in February 1998.

PRODUCTS AND SUPPORT

SUMMARY

    The Company delivered beta versions of its Jeode platform in late 1998. The product has been available for sale since March 16, 1999. In 1999, revenue from the Jeode product line was derived from four main sources: the sale of a development license, the sale of annual maintenance and support, a commercial use royalty based on shipments of products that include Jeode technology, and customer-funded engineering activities. The Company expects future revenues to be derived from the same sources. The Jeode product line revenue model is based on OEMs customer transactions. Jeode product line revenues accounted for 23% of total Company revenues in 1999, and 65% of total Company revenues in the fourth quarter of 1999. The Jeode platform is now the principal product line of the Company and will be for the foreseeable future.

    In 1999, the Company derived its SoftWindows revenues from the shipment of products and from offering support services. The majority of revenues were derived from the shipment of products. SoftWindows revenues accounted for 74% of total Company revenues in 1999.

    On October 18, 1999, the Company signed an exclusive licensing arrangement of its SoftWindows and RealPC product lines to FWB. The proceeds the Company will receive from the license arrangement are based on an earn-out of FWB's future revenues from the product lines and will be paid to the Company as those revenues are achieved. Upon achieving a certain revenue threshold, the SoftWindows and RealPC product lines will be transferred to FWB at no additional consideration.

JEODE PLATFORM

    The Company's Jeode platform allows developers to create applications for Internet appliances and embedded devices using Java technology. The Java environment was originally designed by Sun and first unveiled in 1995. Currently, Sun estimates there are over one million Java software developers, more than 10,000,000 Java enabled computer platforms and more than 200 Java licensees. The primary use of the Java technology, prior to the beta release of the Jeode platform in November 1998, was for large corporate or enterprise applications.

    There is a growing demand in the Internet appliance and embedded device markets for Java technology because the Java language is simple, robust, object oriented, and multi-threaded--meaning it supports applications that do more than one thing at a time. Among the Java platform's biggest advantages are its "write once, run anywhere" architecture and its ability to deliver virus-free code. In addition, the Java technology platform is interpreted and dynamically extensible and is easy to connect to the Internet. Internet appliances and embedded devices, if programmed in Java technology, could be dynamically downloaded with new functionality over the Internet instead of requiring consumers to purchase an entire new device or taking the device to a repair shop.

    However, most existing implementations of Java technology are designed for medium to large computing environments, and do not scale down to meet the resource constraints of Internet appliances and embedded devices.

         Management believes that there is a significant opportunity for Java technology that can scale down to work within the constraints of an Internet appliance or embedded device. With the Company's twelve years of experience developing virtual machine technology to function under severe systems resource restrictions, the Company is uniquely suited with its technology to transition from the PC compatibility market to the Java market. The Company has leveraged its virtual machine expertise and algorithms and developed its EVM, which is the Company's brand of a Java virtual machine. This EVM fits within the constraints of an Internet appliance or embedded device. The Company believes its EVM incorporates unique technologies, including adaptive optimizing dynamic compilation and precise, concurrent garbage collection to achieve optimal performance and robustness in limited memory Internet appliances and embedded devices. Consequently, the Company believes it is in a unique position to take advantage of the opportunity and demand that now exists.

         The Company's Jeode platform is comprised of two primary and complementary components: JeodeRUNTIME and JeodeSUITE. JeodeRUNTIME consists of a highly configurable Jeode EVM and embedded class libraries called JeodeCLASS. These two technologies provide the runtime environment for executing the Java application in the Internet appliance or embedded device. JeodeSUITE is used during the development of software for Internet appliances or embedded devices, and consists of JeodeBUILD and JeodeDEBUG. JeodeBUILD provides build-time tools for editing, compiling and browsing Java applications. JeodeDEBUG delivers runtime debug utilities and includes utilities that monitor and analyze memory use and code coverage and also profile performance.

         A vital component of the Company's Jeode platform is the highly configurable and tunable EVM, which optimizes the performance of embedded application software in resource constrained Internet appliances and embedded devices. The Company believes the Jeode platform addresses the specific requirements of Internet appliance and embedded developers, making Java technology viable for the Internet appliance and embedded device markets for the first time.

         The Jeode platform is available for x86, MIPS, ARM, Power PC and Hitachi SH processors, and Windows CE, Windows NT, Linux and VxWorks operating systems, with additional processor/operating system platforms planned for introduction in 2000. The Company also offers various services and will license technology for porting the Jeode platform to other platforms to help developers migrate their applications to their platforms more easily.

         The Company has filed applications with the Patent Office of the United Kingdom and the United States for international protection of innovative technologies related to the Jeode platform.

SOFTWINDOWS

         On October 18, 1999, the Company signed an exclusive licensing arrangement of its SoftWindows and RealPC product lines to FWB. The proceeds the Company will receive from the license arrangement are based on an earn-out of FWB's future revenues from the product line and will be paid to the Company as those revenues are achieved. Upon achieving a certain revenue threshold, the SoftWindows and RealPC product lines will be transferred to FWB at no additional consideration. FWB has assumed all existing technical support obligations of the Company for SoftWindows Macintosh customers. The Company will continue to provide technical support to its existing Unix customers that had technical support contracts in place on October 18, 1999. The Company will not renew any of these contracts and as such its obligations will cease in October 2000.

         SoftWindows, the Company's principal product line until late 1999, was a software-based, Windows and MS-DOS compatibility solution first introduced by the Company in December 1993. This product line enabled Apple, Sun, HP and IBM UNIX workstation customers to run Windows applications.

         RealPC was a low cost software product that allowed consumers to play games and other applications designed for Intel-based PCs on their Power Macintosh computers. This product was first introduced in September 1997.

         SoftWindows was integrated with the host environment and had many features that made it easy for the user to operate in both the Windows and the host environment simultaneously on a Macintosh or UNIX platform.

         SoftWindows had advanced networking support, supporting multiple network protocols and topologies. SoftWindows worked cooperatively with the host operating system such that SoftWindows could share the network card. On a supported LAN, a Macintosh with SoftWindows appeared like a PC to a server or to other computers.

NTRIGUE

         In December 1995, the Company introduced and began shipping NTRIGUE, a Windows compatibility client/server product that supports multiple X-terminals, workstation clients, Macintosh computers, PCs, network computers and NetPCs from a Windows NT-based server. NTRIGUE was built upon Citrix Systems Inc.'s ("Citrix") WinFrame product.

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

SUPPORT - JEODE PLATFORM

         The Company offers both pre and post sales support to its Jeode platform customers. Pre sales support is free. Each customer generally commits to at least one year of annual maintenance which will entitle the customer to receive standard support, including: web-based support, access to FAQs, on-line publications and documentation, email assistance, limited telephone support, and critical bug fixes and product updates (collective bug fixes and minor enhancements). Annual maintenance is also generally required during the time that the customer is developing and/or shipping products that include any of the Jeode technology.

SUPPORT - SOFTWINDOWS

         The Company offered each SoftWindows customer 30 days of free first line technical support through Startek, a third party support organization. The Company provided second line support to Startek. The Company also provided free SoftWindows technical support through on-line services such as America Online and CompuServe, Internet e-mail, a Worldwide Web server, an electronic bulletin board and a 24-hour facsimile response service. Under the terms of the Company's exclusive arrangement with FWB, FWB assumed all existing technical support obligations of the Company for SoftWindows Macintosh customers. The Company will continue to provide technical support to SoftWindows UNIX customers that had technical support contracts in place on October 18, 1999. The Company will not renew any of these contracts as they expire and as such its obligations will cease in October 2000.

DEPENDENCE ON JEODE PLATFORM REVENUE

         The Company's future performance depends upon sales of products within the Company's new Jeode product line. During the fourth quarter of 1999, sales of products in the Jeode product line totaled $830,000, which accounted for 65% of the Company's total revenue. The Company incurred an operating loss of $3.1 million in the fourth quarter of 1999. The Jeode platform may not achieve or sustain market acceptance or provide the desired revenue levels. At current overhead levels, the Company requires revenues of more than $4.5 million per quarter to achieve an operating profit. The Jeode product line is the Company's sole product line and the Company relies and will continue to rely upon sales of Jeode products for the Company's revenue for the foreseeable future.

         Potential customers must generally consider a wide range of issues before committing to license the Company's product. These issues include product benefits, infrastructure requirements, ability to work with existing systems, functionality and reliability. The process of entering into a development license with a company typically involves lengthy negotiations. As a result of the Company's sales cycle, it is difficult for the Company to predict when, or if, a particular prospective licensee might sign a license agreement. Development license fees may be delayed or reduced as a result of this process.

         The Company's success depends upon the use of the Company's technology by the Company's licensees in their Internet appliances or embedded devices. The Company's licensees undertake a lengthy process of developing products that use the Company's technology. Until a licensee sells products incorporating the Company's technology, the Company typically does not receive commercial use royalties from that licensee. The Company expects that the time between entering into a development license and the time the Company begins to recognize commercial royalties will be lengthy and will vary, which makes it difficult for the Company to predict when the Company will recognize royalties from commercial use licenses.

         The market for commercially available embedded operating systems is fragmented and highly competitive. The Jeode product line is targeted at the emerging Java-based Internet appliance and embedded device marketplaces, which are rapidly changing and are characterized by an increasing number of new entrants whose products compete with the Jeode platform. As the industry continues to develop, the Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality than the Company's products. Many of the Company's current competitors, as well as potential competitors, have substantially greater financial, technical, marketing and sales resources than the Company does, and the Company might not be able to compete successfully against these companies. If price competition increases significantly, competitive pressures could cause the Company to reduce the prices of the Company's products, which would result in reduced profit margins and could harm the Company's ability to provide adequate service to the Company's customers. The Company's pricing model for the Company's software products is based on a range of mid-priced development license packages, combined with low-priced per-unit royalty payments for each Internet appliance or embedded device that incorporates the Company's technology, and may be subject to significant pricing pressures, including buy-out arrangements. Also, the market may demand alternative pricing models in the future. A variety of other potential actions by the Company's competitors, including increased promotion and accelerated introduction of new or enhanced products, could also harm the Company's competitive position.

         The market for Internet appliances and embedded devices is fragmented and is characterized by technological change, evolving industry standards and rapid changes in customer requirements. The Company's existing products will be rendered less competitive or obsolete if the Company fails to introduce new products or product enhancements that anticipate the features and functionality that customers demand. The success of the Company's new product introductions will depend on the Company's ability to accurately anticipate industry trends and changes in technology standards, timely complete and introduce new product designs and features, continue to enhance existing product lines, offer products across a spectrum of microprocessor families used in the Internet appliance and embedded device systems market, and respond promptly to customers' requirements and preferences. In addition, the introduction of new or enhanced products also requires that the Company manage the transition from older products to minimize disruption in customer ordering patterns.

         Development delays are commonplace in the software industry. The Company has experienced delays in the development of new products and the enhancement of existing products in the past and is likely to experience delays in the future. The Company may not be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards.

SALES AND MARKETING

JEODE PRODUCTS

         Jeode platform customers are expected to be OEMs of Internet appliances or embedded devices located primarily in North America, Europe and Japan. The Company has established a specialized direct sales force to sell the Jeode product line in North America, Europe and Japan. The Company has also established a number of relationships with organizations that will distribute the Jeode platform, including organizations that will distribute to their Internet appliance and embedded device customers. The Company is in the process of increasing the number of such relationships. The Jeode product line revenue model is based on OEM customer transactions. The timing of such transactions is difficult to predict and revenues may vary significantly from quarter to quarter as a result. The failure to conclude a substantial OEM transaction during a particular quarter can have a material adverse effect on the Company's revenues and results of operations.

         The Jeode platform became available in March 1999 and generated 23% of the Company's total revenues for 1999 and 65% of the Company's total revenues for the fourth quarter of 1999. The Jeode platform is the Company's principal product line for the foreseeable future. In 1999, 99.5% of Jeode platform revenues were derived from direct sales. The remainder arose on sales through distributors. Revenues from Quantum Corporation, an OEM customer, accounted for 97% of Jeode platform revenues, and 23% of total revenues in the year.

         MARKETING. The Company focuses most of its efforts in marketing the Jeode platform in two primary markets: Internet appliances and embedded devices. There is overlap between these markets. According to Market research firm International Data Corporation ("IDC") the number of Internet appliance devices shipped is estimated to grow from 11 million in 1999 to more than 89 million in 2004. In addition, IDC estimates that total revenue for the Internet appliance market during this time period will grow from $2.4 billion in 1999 to $17.8 billion by 2004, and that Internet access devices will surpass consumer personal computers in shipments by 2002. Many of these Internet appliances are expected to incorporate Java technology, although IDC has not estimated a percentage. Market research firm Venture Development Corporation published a report in September 1999 that predicted that the number of embedded devices shipping with Java virtual machines will increase from 298,000 in 1999 to 24.3 million in 2003, with the number of developer seats growing from 1,459 in 1999 to 8,460 in 2003.

         The Company is initially concentrating on selling to markets that it believes will be early adopters of this technology. These early adopters include manufacturers of Internet access devices, digital set-top boxes, personal digital assistants (PDA's), handheld PC's, smart phones, webphones, mass storage devices and car navigation systems.

         MARKET ACCEPTANCE. The Company's performance depends upon sales of products within the Jeode platform, which is a new product. There can be no assurance that the Company's Jeode platform will achieve or sustain acceptance by the marketplace or provide the desired revenue levels. The failure of the Jeode platform to provide an adequate level of performance and functionality, or the lack of market acceptance of this product for any reason, would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company plans to further develop direct sales channels in the Internet appliance and embedded device markets and to hire and train more direct sales personnel. Competition for qualified sales personnel is intense and there can be no assurance that the Company will be able to attract the personnel needed to market and sell products in the Internet appliance and embedded device markets. The Company anticipates increased operating expenses as it introduces the product and develops the organization to market, sell and support the product, before any revenue is recognized from sales of the product.

         SALES CYCLE. The sales cycle for an Internet appliance or embedded device design-win typically can range from three months to a year. Customers make product decisions only after extensive product review and hands-on evaluation. Because customers in the Internet appliance and embedded device markets tend to remain with the same vendor over time, the Company believes that it must devote significant resources to each potential sale. To the extent potential customers do not design the Company's products into their products, the resources the Company has devoted to the sales prospect would be lost.

         INTERNATIONAL SALES. Jeode platform sales to customers outside the United States, derived from customers in Asia, represented approximately 0.1% of total revenues in 1999. The Company opened a sales office in Japan during 1999. Revenues from outside the United States are expected to increase significantly over time. International operations are subject to a number of risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing operations, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of laws and political and economic instability. In addition, fluctuations in exchange rates could affect demand for the Company's products. If for any reason exchange or price controls or other currency restrictions are imposed, the Company's business, financial condition and results of operations could be materially adversely affected. The Company markets its Jeode product line to Internet appliance and embedded device manufacturers in Japan. Economic conditions in Japan generally, as well as fluctuations in the value of the Japanese yen against the U.S. dollar and British pound sterling could have a negative effect on the Company's revenues and results of operations. As the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

SOFTWINDOWS

         The Company sold SoftWindows through a multiple channel distribution system that included distributors and resellers. SoftWindows accounted for 74%, 92% and 64% of total company revenues in 1999, 1998 and 1997, respectively.

         On October 18, 1999, the Company signed an exclusive licensing arrangement of its SoftWindows and RealPC product lines to FWB. The proceeds the Company will receive from the license arrangement are based on an earn-out of FWB's future revenues from the product lines and will be paid to the Company as those revenues are achieved. Upon achieving a certain revenue threshold, the SoftWindows and RealPC product lines will be transferred to FWB at no additional consideration.

         DISTRIBUTOR AND RETAIL SALES. The Company established a worldwide two-tier distribution channel for its SoftWindows products. Its distributor relationships included Sun, Ingram Micro and Merisel in North America, Sun and HP Germany in Europe and Mitsubishi Corporation ("Mitsubishi") in Japan. Certain of these distributors, in turn, sold to major retailers such as CompUSA, Fry's and MicroCenter. In addition, the Company's products were carried by major national Macintosh catalog channels, such as MacWarehouse and MacConnection.

         During 1998, the Company had a distribution arrangement with Sun, under which Sun could market and distribute SoftWindows on selected configurations of its platforms to provide compatibility benefits on these platforms. This agreement expired on December 31, 1998, and was not renewed.

         Sales to distributors represented approximately 64%, 92% and 42% of the Company's total revenues in 1999, 1998 and 1997, respectively. Sales to Sun and Ingram Micro U.S. each accounted for 27% of total revenues in 1998. No other distributor accounted for 10% or more of the Company's total revenues in 1999, 1998 or 1997. In 1999, the majority of the Company's sales through the distributor channel were Macintosh products. The Company ceased making sales to distributors in mid 1999, and concentrated its SoftWindows marketing efforts on achieving sell through of inventories held by distributors to end users, via resellers. The Company believes that it has been successful in these efforts and that at December 31, 1999, only minimal inventory levels were held at distributors and resellers.

         OEM BUNDLING. In prior years the Company participated in numerous OEM bundling arrangements. In 1999 the Company participated in two such arrangements and license revenues from OEM's represented 30% of the Company's total revenues. Quantum Corporation, a Jeode platform OEM customer, accounted for 23% of total revenues of the Company in the year. In 1998 the Company did not participate in any OEM arrangements, and consequently did not receive any revenue from such arrangements. In 1997 license revenues from OEMs represented 27% of the Company's total revenues. Sales to SGI, a SoftWindows OEM Customer, represented 19% of the Company's total revenues in 1997.

         INTERNATIONAL SALES. Sales to SoftWindows customers outside the United States were derived mainly from customers in Europe and Asia, represented approximately 15%, 24% and 27% of total revenues in 1999, 1998 and 1997, respectively.

         The Company offered versions of SoftWindows products in English and Japanese. The Company had an agreement with Mitsubishi under which Mitsubishi assisted the Company in localizing its products and distributing the Japanese language version of SoftWindows for Power Macintosh. In prior years, the Company has offered versions of SoftWindows products in English, Japanese, French and German.

STRATEGIC ALLIANCES

JEODE PLATFORM

         SUN TECHNOLOGY LICENSE AND DISTRIBUTION AGREEMENT. In the first quarter of 1999, the Company signed a five-year agreement with Sun under which Sun appointed the Company as a Sun Authorized Virtual Machine provider. The agreement authorizes access to the Java compatibility test suite and Java technology source code. The agreement includes technology sharing and compatibility verification.

         Under the agreement, the Company will pay Sun a per unit royalty on each Jeode-enabled Internet appliance or embedded device shipped by the Company's customers, plus a royalty on all development licenses put in place between the Company and its customers.

         If the agreement with Sun terminates or expires without renewal, the Company would not be able to market its Jeode product line. Any disruption in the Company's relationship with Sun would likely impair its sales of Jeode and result in a material adverse effect on the Company's business, financial condition and results of operations.

         AI CORPORATION. In September 1999, the Company appointed AI Corporation for a one year period as its sole agent in Japan, for the purposes of selling Jeode products. AI Corporation will sell alongside the Company's direct sales force. As part of the agreement, AI Corporation will actively market the Jeode product line in Japan and provide first and second level support to customers of both AI Corporation and the Company.

         bSQUARE DISTRIBUTION AGREEMENT. In February 2000, the Company signed a three year distribution agreement with bSQUARE Corporation ("bSQUARE") under which bSQUARE will offer the Jeode platform to customers as a component of its product and service offerings. Under the terms of the agreement, the Company will not contract with any other distributor specializing in Windows CE or embedded NT products during the period from March 1, 2000 to November 30, 2000.

         SOFTWARE DEVELOPMENT TOOLS. The Company also licenses software development tool products from other companies to distribute with some of its products. These third parties may not be able to provide competitive products with adequate features and high quality on a timely basis or to provide sales and marketing cooperation. In addition, the Company's products compete with products produced by some of its licensors. When these licenses terminate or expire, continued license rights might not be available to the Company on reasonable terms. In addition, the Company might not be able to obtain similar products to substitute into its tool suites.

SOFTWINDOWS

         FWB SOFTWARE. On October 18, 1999, the Company signed an exclusive licensing arrangement of its SoftWindows and RealPC product lines to FWB. The proceeds the Company will receive from the license arrangement are based on an earn-out of FWB's future revenues from the product line and will be paid to the Company as those revenues are achieved. Upon achieving a certain revenue threshold, the SoftWindows and RealPC product lines will be transferred to FWB at no additional consideration. A key component of the Company's SoftWindows business involved agreements with Microsoft and major UNIX system vendors. The Company's Distribution Agreement and Software Trademark License Agreement both expired on October 31, 1999. The Company has not attempted to renew these licenses with Microsoft. In order for FWB to distribute Windows in its products, it will need to enter into a license and distribution agreement with Microsoft.

         MICROSOFT DISTRIBUTION AGREEMENT. Between 1988 and October 1999, the Company licensed first MS-DOS, and later Windows, from Microsoft ("Microsoft Distribution Agreement"). Microsoft granted to the Company a non-exclusive, worldwide license to reproduce, adapt and distribute the then currently available versions of Windows that were included as a component of the Company's products. The Company paid Microsoft a per unit royalty for copies of the Company's products sold that included a version of Windows. The Microsoft Distribution Agreement expired on October 31, 1999 and there was no attempt to renew the license by the Company. The Company no longer has any rights to license or distribute Windows in any of its products.

         MICROSOFT SOFTWARE TRADEMARK LICENSE. Microsoft granted the Company a non-exclusive, non-transferable personal license to use the trademark "SoftWindows" during the term of the Microsoft Distribution Agreement. This license expired on October 31, 1999.

COMPETITION

JEODE PRODUCTS

         The market for Internet appliances and embedded devices is fragmented and is characterized by technological change, evolving industry standards and rapid changes in customer requirements. The Company's existing products will be rendered less competitive or obsolete if the Company fails to introduce new products or product enhancements that anticipate the features and functionality that customers demand. The success of the Company's new product introductions will depend on the Company's ability to accurately anticipate industry trends and changes in technology standards, timely complete and introduce new product designs and features, continue to enhance the Company's existing product lines, offer the Company's products across a spectrum of microprocessor families used in the Internet appliance and embedded device markets, and respond promptly to customers' requirements and preferences.

         The introduction of new or enhanced products also requires that the Company manage the transition from older products to minimize disruption in customer ordering patterns. Development delays are commonplace in the software industry. The Company has experienced delays in the development of new products and the enhancement of existing products in the past and is likely to experience delays in the future. The Company may not be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards.

         The market for commercially available Internet appliance and embedded device operating systems is fragmented and highly competitive. The Jeode product line is targeted at the emerging Java-based Internet appliance and embedded device marketplaces, which are rapidly changing and are characterized by an increasing number of new entrants whose products compete with the Jeode platform. As the industry continues to develop, the Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality than the Company's products. Many of the Company's current competitors, as well as potential competitors, have substantially greater financial, technical, marketing and sales resources than the Company does, and the Company might not be able to compete successfully against these companies. If price competition increases significantly, competitive pressures could cause the Company to reduce the prices of the Company's products, which would result in reduced profit margins and could harm the Company's ability to provide adequate service to the Company's customers. The Company's pricing model for the Company's software products is based on a range of mid-priced development license packages, combined with low-priced per-unit royalty payments for each that incorporate the Company's technology, may be subject to significant pricing pressures, including buy-out arrangements. Also, the market may demand alternative pricing models in the future. A variety of other potential actions by the Company's competitors, including increased promotion and accelerated introduction of new or enhanced products, could also harm the Company's competitive position.

PRODUCT DEVELOPMENT

         In January 1998, the Company announced it was developing the Jeode EVM for the emerging Java-based Internet appliance and embedded device marketplaces. The Jeode platform is based upon the Company's virtual machine technology and is geared toward providing current Internet appliance and embedded device developers with the feature-rich Jeode EVM that is supported by tools compatible with Internet appliance and embedded device environments, such as configuration and remote debugging tools. In November 1998, the Company delivered beta versions of the Jeode platform. The Company released the Jeode platform in March 1999. The Company developed additional functionality during 1999 and intends to develop further functionality in 2000, particularly to provide compatibility with additional processor/operating platforms. Product development is subject to a number of risks, including development delays, product definition, marketing and competition. It is possible that development of the enhancements to the Company's Jeode platform will not be completed in a timely manner and, even if they are developed, that the product line will not achieve or maintain customer acceptance. The failure of the Company to commercialize its virtual machine technology successfully and in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company must continually change and improve its products in response to changes in operating systems, application software, computer hardware, networking software, programming tools and computer language technology. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable.

         In 1999, 1998 and 1997, the Company spent approximately $6.0 million, $6.2 million and $9.1 million, respectively, on Company-sponsored research and development. At December 31, 1999, the Company had 62 full-time employees engaged in research and development, all of whom were located at the Company's facility in the United Kingdom. The geographic distance between the Company's engineering personnel in the United Kingdom and the Company's principal offices in California and its primary markets in the United States and Japan has in the past led and could in the future lead to logistical and communication difficulties. There can be no assurance that the geographic and cultural differences between the Company's United States, Japanese and United Kingdom personnel and operations will not result in problems that materially adversely affect the Company's business, financial condition and results of operations. Further, because the Company's research and development operations are located in the United Kingdom, its operations and expenses are directly affected by economic and political conditions in the United Kingdom.

         Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in the Company's products after commencement of commercial shipments. The occurrence of such errors could result in loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

ENGLISH CORPORATION

         The Company is incorporated under English law. Two of the Company's executive officers and one of its directors reside in England. A second director resides in France. All or a substantial portion of the assets of such persons, and a significant portion of the assets of the Company, are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against them or against the Company, in United States courts, judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States. There is doubt as to the enforceability in England, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon United States securities laws. In addition, the rights of holders of Ordinary Shares and, therefore, certain of the rights of ADS holders, are governed by English law, including the Companies Act 1985, and by the Company's Memorandum and Articles of Association. These rights differ in certain respects from the rights of shareholders in typical United States corporations.

EMPLOYEES

         As of December 31, 1999, the Company employed 99 regular full-time persons, comprising 16 in sales, marketing and related staff activities, 62 in research and development and 21 in management, administration and finance. Of these, all research and development employees, 5 sales and marketing employees and 9 administration and finance employees are located in the United Kingdom. None of the Company's employees are represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

         The Company's success depends to a significant degree upon the continued contributions of members of the Company's senior management and other key research and development, sales and marketing personnel. The loss of any of such persons could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its future success will depend upon its ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel, the competition for whom is intense. In particular, the Company must recruit and retain marketing and sales personnel with expertise in Internet appliances and embedded devices. There can be no assurance that the Company will be successful in attracting and retaining such personnel, and the failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

PROPRIETARY RIGHTS

         The Company relies on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. The Company has filed in the United Kingdom and the United States applications for innovative technologies incorporated into its Jeode platform and holds one United States patent and one European patent on its SoftWindows technology. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, consultants, distributors and corporate partners, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise to obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. The Company licenses technology from Sun and various other third parties.

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

ITEM 2--FACILITIES

         The Company's headquarters and principal management, sales and marketing and support facility is located in Fremont, California, and consists of approximately 18,400 square feet under a lease that will expire in February 2003. The Company's principal European sales, research and development and administrative facility is located in High Wycombe, in the United Kingdom, and consists of approximately 10,700 square feet under a lease that will expire in August 2013. During 1998, the Company sublet until March 2002 facilities it formerly occupied in the United Kingdom, on substantially the same terms as those applicable to the Company. The Company's lease on the subleased premises expires in September 2017, except that with seven months' notice the Company may elect to terminate the lease in September 2002, 2007 and 2012. During 1997, the Company vacated its Boston, Massachusetts facility. In January 1998, the Company sublet this facility through August 2001, the month the Company's lease on the facility expires. The Company also leases sales offices in Issy-les-Moulineaux, France and Tokyo, Japan. The Company does not anticipate expanding the size of its facilities in California, the United Kingdom, France or Japan in the foreseeable future.

ITEM 3--LEGAL PROCEEDINGS

         On January 29, 1999, the Company received an indemnity claim from Citrix Systems, Inc. ("Citrix") for an amount estimated by Citrix to not exceed $6.25 million. The claim was made in relation to the Asset Purchase Agreement between the Company and Citrix under which Citrix purchased the Company's NITRIGUE product line in February 1998.

         Citrix's indemnity claim is based on assertions made by GraphOn Corporation ("GraphOn") in January of 1998 and a declaratory relief action that Citrix filed against GraphOn in November 1998 in the United States District Court, Southern District of Florida. Citrix's action against GraphOn seeks a declaratory judgement that Citrix does not infringe any GraphOn proprietary rights and that Citrix has not misappropriated any trade secrets or breached an agreement to which GraphOn is a party. Citrix filed the action in response to and to resolve assertions first made by GraphOn, and disclosed to Citrix in January 1998, that the Company may have used GraphOn's confidential information to develop certain of the Company's products, possibly including products the Company sold to Citrix in February 1998. The Court dismissed the complaint, but Citrix has subsequently filed an appeal. The Company believes that any misappropriation or similar assertions by GraphOn are without merit or basis. Accordingly, the Company contests Citrix's indemnity claim.

         On October 4, 1999, the Company filed a suit against Citrix and GraphOn in the Superior Court of the State of California, County of Santa Clara, relating to the misappropriation assertions of GraphOn's and Citrix's refusal to release funds still remaining in escrow and breach of a Cooperation Agreement between the parties. Subsequent to the filing of the lawsuit, Citrix agreed to release $1.0 million from the escrow, leaving a balance of $5.1 million. GraphOn answered the complaint, and claimed it had not made any claims of misappropriation against Insignia or Cirtix. The case is pending.

         On March 15, 2000, GraphOn announced it had filed a suit against Citrix and the Company in the Superior Court of the State of California, County of Santa Clara, alleging trade secret misappropriation and breach of contract arising out of the same facts and circumstances set forth in the Company's action against GraphOn. GraphOn has not yet served its compliant. The Company believes GraphOn's claims are without merit. The case is pending.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 4A--EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company as of March 15, 2000 are as follows:

NAME                            AGE    POSITION
----                            ---    --------
Richard M. Noling............    51    President, Chief Executive Officer, and Director

Stephen M. Ambler............    40    Chief Financial Officer, Company Secretary and a Senior Vice President

George Buchan................    47    Senior Vice President of Engineering and UK General Manager

Jonathan D. Hoskin...........    42    Chief Technology Officer

Mark E. McMillan.............    37    Senior Vice President of Worldwide Sales and Marketing

Ronald C. Workman............    45    Senior Vice President of Marketing


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

         Jonathan D. Hoskin, D. Phil., joined the Company as Engineering Director in 1992, and was promoted to Chief Technology Officer in May 1999. Prior to joining the Company, Dr. Hoskin held positions at several leading-edge systems software companies in the U.K., including Glossa, Hipersoft, Unisoft and Oxford Computing Systems. Dr. Hoskin earned a Bachelor of Arts degree First Class from the University of Warwick, an advanced degree in mathematics from Churchill College, Cambridge University and a Doctor of Philosophy degree in mathematics from Oxford University.

         Mark E. McMillan is Senior Vice President of Worldwide Sales and Marketing for the Company. He joined the Company in November 1999. Before joining the Company Mr. McMillan served as Vice President of Sales, Internet Division, for Phoenix Technologies Ltd. Prior to that, Mr. McMillan served as Phoenix's Vice President and General Manager of North American Operations. Before joining Phoenix, he was founder, CEO and general partner of Vision Technologies, LLC, a manufacturer of segment-zero personal computers. Prior to that, Mr. McMillan co-founded and served as President of Softworks Development Corporation, a regional distributor of PC components that he sold in 1991.

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

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF ORDINARY SHARES

         The Company's American Depositary Shares ("ADSs"), each ADS representing one Ordinary Share, have been traded on the Nasdaq National Market under the symbol INSGY since the Company's initial public offering in November 1995. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's ADSs as reported by Nasdaq National Market:

                  1998                       High              Low
                  ----                       ----              ---

                  First Quarter              $2.62             $1.00
                  Second Quarter             $2.06             $0.94
                  Third Quarter              $1.31             $0.50
                  Fourth Quarter             $2.00             $0.56


                  1999                       High              Low
                  ----                       ----              ---

                  First Quarter              $6.75             $1.88
                  Second Quarter             $10.25            $4.63
                  Third Quarter              $8.88             $4.00
                  Fourth Quarter             $6.31             $4.00

         The closing sales price of the Company's ADS as reported on the Nasdaq National Market on March 15, 2000 was $15.875 per share. As of that date, there were approximately 134 holders of record of the Company's Ordinary Shares and ADSs, excluding holders of ADSs whose ADSs are held in nominee or street name by brokers.

DIVIDENDS

         The Company has not declared or paid any cash dividends on its Ordinary Shares. The Company anticipates that it will retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Any payment of dividends would be subject, under English law, to the Companies Act 1985, and to the Company's Memorandum of Association, and may only be paid from the retained earnings of the Company, determined on a pre-consolidated basis. As of December 31, 1999 the Company had a deficit of $15,936,000 on a pre-consolidated basis.

RECENT SALES OF UNREGISTERED SECURITIES

         On December 9, 1999, the Company entered into agreements whereby the Company issued 1,063,515 Ordinary Shares in ADS form at a price of $4.23 per share to Castle Creek Technology Partners LLC and four other investors of whom one is a member of the Company's board of directors. The Company also issued warrants to the purchasers to purchase a total of 310,054 ADSs at the price of $5.29 per share. The warrants expire on December 9, 2004. The Company received $4.5 million less offering expenses totaling $0.4 million. The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act based on the fact that the common stock was sold by the issuer in a sale not involving a public offering.

ITEM 6--SELECTED FINANCIAL DATA

                                            SELECTED CONSOLIDATED FINANCIAL DATA
                                            (in thousands, except per share data)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------------------------
                                                                     1999           1998         1997        1996        1995
                                                                    -----------    ----------  -----------  ----------   --------
STATEMENT OF OPERATIONS DATA
Net revenues                                                         $   6,837      $ 14,096     $ 38,869    $ 44,246    $ 55,095
Cost of net revenues                                                     3,800         9,375       17,062      17,415      14,912
                                                                    -----------    ----------  -----------  ----------   --------
       Gross profit                                                      3,037         4,721       21,807      26,831      40,183
                                                                    -----------    ----------  -----------  ----------   --------

Operating expenses:
      Sales and marketing                                                5,542         7,946       15,804      21,782      19,118
      Research and development                                           5,972         6,228        9,129      10,613       9,822
      General and administrative                                         3,178         4,213        6,761       6,268       4,615
      Restructuring                                                          -             -        1,995           -           -
                                                                     ----------    ----------  -----------  ----------   --------
Total operating expenses                                                14,692        18,387       33,689      38,663      33,555
                                                                     ----------    ----------  -----------  ----------   --------

Operating income (loss)                                                (11,655)      (13,666)     (11,882)    (11,832)      6,628
Interest and other income (expense), net                                   380        15,871          504       1,396         882
                                                                    -----------    ----------  -----------  ----------   --------
Income (loss) before income taxes                                      (11,275)        2,205      (11,378)    (10,436)      7,510
Provision (benefit) for income taxes                                    (1,316)        1,783         (720)        330       2,253
                                                                    -----------    ----------  -----------  ----------   --------
Net income (loss)                                                    $  (9,959)     $    422    $ (10,658)   $(10,766)    $ 5,257
                                                                    ===========    ==========  ===========  ==========   ========

Net income (loss) per share:
       Basic                                                         $   (0.77)     $   0.03    $   (0.91)   $  (0.95)    $  1.31
                                                                    ===========    ==========  ===========  ==========   ========
       Diluted                                                       $   (0.77)     $   0.03    $   (0.91)   $  (0.95)    $  0.45
                                                                    ===========    ==========  ===========  ==========   ========
Weighted average number of shares and share equivalents:
       Basic                                                            12,883        12,159       11,690      11,342       4,010
                                                                    ===========    ==========  ===========  ==========   ========
       Diluted                                                          12,883        12,378       11,690      11,342      11,635
                                                                    ===========    ==========  ===========  ==========   ========

BALANCE SHEET DATA AT DECEMBER 31,                                   1999           1998          1997        1996        1995
------------------------------------------------------------------  -----------    ----------  -----------  ----------   ---------

Cash, cash equivalents, short-term investments and restricted cash   $  11,107      $  16,334   $   14,461   $  21,772    $ 36,999
Working capital                                                           (221)         9,712        7,816      15,777      25,673
Total assets                                                            13,284         21,011       25,457      34,571      47,782
Long-term obligations under capital leases                                   -              -          111         259         307
Mandatorily redeemable capital                                           2,619              -            -           -           -
Mandatorily redeemable warrants                                          1,440              -            -           -           -
Total shareholders' equity                                               1,980         11,418       10,523      20,215      30,398


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

OVERVIEW

         Insignia Solutions plc (the "Company"), which commenced operations in 1986, develops, markets and supports virtual machine technology which enables software applications and operating systems to be run on various computer platforms.

         In January 1998, the Company announced its intention to launch a new product line called the Jeode-TM- platform, based on the Company's Embedded Virtual Machine ("EVM"-TM-) technology. This followed a strategic review in late 1997 of the Company's business. The Company also explored new markets that would leverage the Company's 12 years of emulation software development experience. The Jeode platform is the Company's implementation of Sun Microsystems, Inc.'s ("Sun") Java-Registered Trademark- technology tailored for Internet appliances and embedded devices. The Jeode platform is enabled by the Company's EVM and is designed to enable software developers to create reliable, efficient and predictable Internet appliances and embedded devices. The product became available for sale in March 1999. The Jeode platform is now the principal product line of the Company and will be for the foreseeable future. The Jeode product line revenue model is based on original equipment manufacturer's ("OEMs") customer transactions. Revenue from the Jeode product line are generally derived from four main sources: the sale of a development license, the sale of annual maintenance and support, a commercial use royalty based on shipments of products that include Jeode technology, and customer-funded engineering activities.

         The Company's principal product line in recent years has been SoftWindows-TM-. This product enabled Microsoft Windows ("Windows"-Registered Trademark-) applications to be run on most Apple Computer Inc. ("Apple"-Registered Trademark-) Macintosh computers and many UNIX workstations. Revenues from this product line grew until 1995, but declined significantly after that date, along with margins. This was due to a declining demand for Apple Macintosh products and increased competition. In early 1999 Management took steps to discontinue the product line, and on October 18, 1999, the Company signed an exclusive licensing arrangement with FWB Software, LLC ("FWB"). Under the arrangement FWB will pay the Company a royalty based on an earn-out of FWB's future revenues from the product line and the Company will be paid as those revenues are achieved. Upon achieving a certain revenue threshold, the SoftWindows and RealPC product lines will be transferred to FWB at no additional consideration. This arrangement allows the Company to focus exclusively on its Jeode platform business strategy.

         Between December 1995 and May 1998, the Company shipped NTRIGUE-TM-, a Windows compatibility client/server product that supported multiple X-terminals, workstation clients, Macintosh computers, PCs, network computers and Net PCs from a Windows NT-based server. The Company disposed of its NTRIGUE technology in February 1998.

         The Company's operations outside of the United States are primarily in the United Kingdom, where the majority of the Company's research and development operations and its European sales activities are located. The Company distributes its Jeode platform through OEM's and distributed its SoftWindows product through independent distributors. The Company's revenues from customers outside the United States are derived primarily from Europe and Asia and are generally affected by the same factors as its revenues from customers in the United States. The operating expenses of the Company's operations outside the United States are mostly incurred in Europe and relate to its research and development and European sales activities. Such expenses consist primarily of ongoing fixed costs and consequently do not fluctuate in direct proportion to revenues. The Company's revenues and expenses outside the United States can fluctuate from period to period based on movements in currency exchange rates. Historically, movements in currency exchange rates have not had a material effect on the Company's revenues.

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

DISPOSAL OF NTRIGUE TECHNOLOGY

         On February 5, 1998 the Company completed the disposal of its NTRIGUE technology to Citrix Systems Inc. ("Citrix") for $17.7 million. As part of the disposal, the Company transferred 45 employees to Citrix, of which 43 were development engineers.

         Under the terms of the disposal agreement $9.0 million was paid to the Company in cash on February 5, 1998, and the remainder was being held in escrow for the sole purpose of satisfying any obligations to Citrix arising from or in connection with an event against which the Company would be required to indemnify Citrix. Of this amount, $2.5 million, $0.9 million and $1.0 million were released to the Company in February 1999, August 1999 and February 2000, respectively.

         On January 29, 1999, the Company received an indemnity claim from Citrix Systems, Inc. ("Citrix") for an amount estimated by Citrix to not exceed $6.25 million. The claim was made in relation to the Asset Purchase Agreement between the Company and Citrix under which Citrix purchased the Company's NITRIGUE product line in February 1998.

         Citrix's indemnity claim is based on assertions made by GraphOn Corporation ("GraphOn") in January of 1998 and a declaratory relief action that Citrix filed against GraphOn in November 1998 in the United States District Court, Southern District of Florida. Citrix's action against GraphOn seeks a declaratory judgement that Citrix does not infringe any GraphOn proprietary rights and that Citrix has not misappropriated any trade secrets or breached an agreement to which GraphOn is a party. Citrix filed the action in response to and to resolve assertions first made by GraphOn, and disclosed to Citrix in January 1998, that the Company may have used GraphOn's confidential information to develop certain of the Company's products, possibly including products the Company sold to Citrix in February 1998. The Court dismissed the complaint, but Citrix has subsequently filed an appeal. The Company believes that any misappropriation or similar assertions by GraphOn are without merit or basis. Accordingly, the Company contests Citrix's indemnity claim.

         On October 4, 1999, the Company filed a suit against Citrix and GraphOn in the Superior Court of the State of California, County of Santa Clara, relating to the misappropriation assertions of GraphOn's and Citrix's refusal to release funds still remaining in escrow and breach of a Cooperation Agreement between the parties. Subsequent to the filing of the lawsuit, Citrix agreed to release $1.0 million from the escrow, leaving a balance of $5.1 million. GraphOn answered the complaint, and claimed it had not made any claims of misappropriation against Insignia or Cirtix. The case is pending.

         On March 15, 2000, GraphOn announced it had filed a suit against Citrix and the Company in the Superior Court of the State of California, County of Santa Clara, alleging trade secret misappropriation and breach of contract arising out of the same facts and circumstances set forth in the Company's action against GraphOn. GraphOn has not yet served its compliant. The Company believes GraphOn's claims are without merit. The case is pending.

REVENUES

                                 1999            1998            1997
    ---------------------------------------------------------------------
                                            (In thousands)
    License revenues           $ 6,471         $ 12,998        $ 36,744

    Service revenues               366            1,098           2,125
    ---------------------------------------------------------------------

    Total revenues             $ 6,837         $ 14,096        $ 38,869
    =====================================================================

         In 1999, the Company shipped two principal product lines: the Jeode platform and SoftWindows.

         Revenue from the Jeode product line was in 1999 derived from four main sources: the sale of a development license, the sale of annual maintenance and support, a commercial use royalty based on shipments of products that include Jeode technology, and customer-funded engineering activities. The Company derived its SoftWindows revenues from the sale of packaged software products and annual maintenance contracts, along with royalties received from bundling agreements with OEMs and customer-funded engineering activities under OEM contracts. Revenues from the sale of development licenses, packaged products and royalties received from OEMs are classified as license revenue, while revenues from customer-funded engineering activities, training, and annual maintenance contracts are classified as service revenue.

         In 1999, Jeode platform revenues accounted for 23% of total revenues. The Jeode platform became available for sale in 1999 and generated no prior year revenue. The Jeode platform is now the principal product of the Company and will be the principal source of revenues for the foreseeable future.

         In 1999, total revenues from SoftWindows accounted for 74% of total Company revenues, but declined 63% compared to 1998 primarily due to reduced demand for SoftWindows and Management's decision to discontinue the product line. In 1999, 1998 and 1997, license revenue from the sale of the Company's products for Macintosh computers accounted for 40%, 52% and 32% of total revenues, respectively. UNIX total revenues declined 58% in 1999 compared to 1998 as a result of reduced demand and Management's decision to discontinue the product line. In 1999, 1998 and 1997 total revenues from the Company's product for UNIX computers accounted for 34%, 40% and 32% of total revenues, respectively.

         On October 18, 1999, the Company signed an exclusive licensing arrangement of its SoftWindows and RealPC product lines to FWB. The proceeds the Company will receive from the license arrangement are based on an earn-out of FWB's future revenues from the product lines and will be paid to the Company as those revenues are achieved. Upon achieving a certain revenue threshold, the SoftWindows and RealPC product lines will be transferred to FWB at no additional consideration.

         Service revenues in 1999 declined 67% compared to 1998, primarily because the Company performed fewer customer-funded engineering activities than in the previous year. Similarly, in 1998, service revenues declined 48% compared to 1997.

         Total NTRIGUE revenues declined 93% in 1998 compared to 1997 as a result of the disposal of the product line in 1998. In 1998 and 1997 total revenues from the Company's NTRIGUE products accounted for 7% and 34% of total revenues, respectively. The NTRIGUE product line was sold in early 1998 and generated no revenue in 1999.

     Overall, total revenues and license revenues declined 51% and 50%, respectively in 1999 compared to 1998.

         The Company distributed its SoftWindows and RealPC packaged products within the United States and internationally through distributors, resellers and OEMs. The Company offered certain return privileges to its customers including product exchange privileges and price protection. The Company recognized revenues from packaged products upon shipment with provisions for estimated future returns, exchanges and price protection being recorded as a reduction of total revenues. A significant portion of the Company's revenue in 1997 was derived from large OEM customer transactions, particularly in the UNIX and NT-related product lines.

         Sales to distributors and OEM's representing more than 10% of total revenue in each period accounted for the following percentages of total revenue.

                               1999            1998            1997
---------------------------------------------------------------------
Distributors:
   Ingram Micro                  *              27%               *
   Sun Microsystems              *              27%              -%
   Mitsubishi                    *              11%               *
All Distributors               64%              92%             42%

OEM's:
   Quantum Corporation         23%               -%              -%
   Silicon Graphics              *                *             19%

  *Less than 10%

         Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 15%, 24% and 27% of total revenues in 1999, 1998 and 1997, respectively. The Company markets Jeode to Internet appliance and embedded device manufacturers in the United States, Europe and Japan.

         Movements in currency exchange rates did not have a material impact on total revenues in 1999, 1998 or 1997. Economic conditions in Europe and Japan, as well as fluctuations in the value of the Euro and Japanese yen against the U.S. dollar and British pound sterling, could impair the Company's revenues and results of operations. International operations are subject to a number of other special risks. These risks include foreign government regulation, reduced protection of intellectual property rights in some countries where we do business, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and staffing and managing foreign operations, general geopolitical risks, such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships, and possible recessionary environments in economies outside the United States.

COST OF REVENUES AND GROSS MARGIN

                                         1999         1998        1997
    ----------------------------------------------------------------------
                                      (In thousands, except percentages)

    Cost of license revenues           $ 3,296      $ 8,329     $ 15,068

    Gross margin: license revenues         49%          36%          59%
    ----------------------------------------------------------------------

    Cost of service revenues           $   504      $ 1,046     $  1,994

    Gross margin: service revenues        (38%)          5%           6%
    ----------------------------------------------------------------------

    Total cost of revenues             $ 3,800      $ 9,375     $ 17,062

    Gross margin: total revenues           44%          33%          56%
    ----------------------------------------------------------------------

         Cost of license revenue is mainly comprised of royalties to third parties, along with the costs of documentation, duplication and packaging. Cost of service revenue includes costs associated with customer-funded engineering activities and end-user support under maintenance contracts.

         The Company believes that the significant factors affecting the Jeode platform gross margin include pricing of the development license, pricing of the unit usage and royalties to third parties such as Sun Microsystems, Inc. ("Sun"). In early 1999, the Company signed a five-year agreement with Sun under which Sun established the Company as an Authorized Virtual Machine provider. Under this agreement the Company will pay Sun a per unit royalty on each Jeode platform-enabled Internet appliance or embedded device shipped by the Company's customers, plus a royalty on all development licenses put in place between the Company and its customers.

         License gross margins in 1999 increased to 49% from 36% in 1998, due to the introduction of the Jeode product line which accounted for 23% of total license revenues in 1999. There were no sales of Jeode in prior years. The prior year gross margin was lower as a result of SoftWindows pricing strategies, increased third party royalties for SoftWindows and high returns on the NTRIGUE product line. License gross margins in 1998 declined to 36% from 59% in 1997 as a result of lower prices introduced in mid 1997 due to increased competition in the SoftWindows for the Macintosh market and fewer high margin OEM customer transactions.

         Gross margin for service revenue is impacted by the level of and pricing terms of customer funded engineering activities, which can vary from customer to customer, from contract to contract and the level of maintenance contracts sold. In 1999 and 1998, the Company earned little revenue from customer-funded engineering activities. UNIX maintenance agreement revenue declined in 1999 and 1998. The Company discontinued selling SoftWindows maintenance in late 1999 as a result of the SoftWindows license arrangement with FWB. The continued support of existing SoftWindows contracts with no renewal revenue combined with the high cost of providing support under NTRIGUE maintenance contracts resulted in the Company achieving service revenue gross margins of (38%), 5% and 6% in 1999, 1998 and 1997, respectively.

         In the event that Jeode licenses increase in future periods, service revenue gross margins are expected to increase due to customer-funded engineering activities and the required maintenance, and upgrade contracts for each Jeode product sale.

OPERATING EXPENSES

                                        1999         1998         1997
     --------------------------------------------------------------------
                                      (In thousands, except percentages)
     Sales and marketing              $ 5,542      $ 7,946     $ 15,804

     Percentage of total revenues         81%          56%          41%
     --------------------------------------------------------------------

     Research and development         $ 5,972      $ 6,228     $  9,129

     Percentage of total revenues         87%          44%          23%
     --------------------------------------------------------------------

     General and administrative       $ 3,178      $ 4,213     $  6,761

     Percentage of total revenues         46%          30%          17%
     --------------------------------------------------------------------

         Sales and marketing expenses include advertising and promotional expenses, trade shows, personnel and related overhead costs, and salesperson commissions. Sales and marketing expenses decreased in 1999 by 30% as a result of reduced spending on SoftWindows advertising programs and staffing. In 1998, sales and marketing costs decreased by 50% over 1997 primarily due to reduced advertising and promotional expenditures, and a reorganization of the sales force resulting in a reduction in personnel costs. The Company anticipates sales and marketing expenses to increase in 2000 as the Company continues to increase its marketing and direct sales organization for its Jeode product line. The Company has established a direct sales force in the United States, Europe and Japan.

         Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation. Research and development expenses decreased in 1999 by 4% over 1998 as a result of reductions in personnel. During all of 1999 and the last half of 1998, the Company invested the majority of its development expense in its Jeode technology to accelerate the release of this product. Research and development costs decreased by 32% in 1998 over 1997 as a result of reductions in personnel associated with the disposal of the NTRIGUE product line. In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 1999, 1998 and 1997, no development expenditures were capitalized. Development costs are expected to increase in 2000 as the Company further enhances its Jeode technology.

         General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems, human resources and general management. General and administrative expenses decreased by 25% in 1999 over 1998 as a result of reduced headcount and reduced legal fees. General and administrative expenses decreased by 38% in 1998 over 1997 as a result of reduced headcount, reduced legal fees and a reduction in bad debt provisions. General and administrative costs are not expected to change significantly in 2000 compared to 1999.

RESTRUCTURING

                                    1999               1998              1997
   ----------------------------------------------------------------------------
                                        (In thousands, except percentages)
   Restructuring                   $   -              $    -           $ 1,995

   Percentage of total revenues        -                   -                5%
   ----------------------------------------------------------------------------

         In 1997, the Company completed two restructurings. In the first restructure, the Company reduced headcount by 11 persons and integrated product development, product marketing and the sales organization into two business units. In the second restructure, the Company combined two sales organizations into one unit, reducing headcount by 53 persons, reorganized the sales force such that direct sales inquiries were referred to distributors, and reduced the number of facilities it operated from. Restructuring expenses, which represented 5% of total revenues in 1997, consisted principally of costs related to terminated employees, including severance payments and stock option related expenses, and future rents on facilities no longer used by the Company. As a result of the two restructurings, the Company saved approximately $3.0 million in 1998.

INTEREST INCOME (EXPENSE), NET

                                    1999              1998             1997
   ---------------------------------------------------------------------------
                                      (In thousands, except percentages)
   Interest income, net            $  473            $  984           $  667

   Percentage of total revenues        7%                7%               2%
   ---------------------------------------------------------------------------

         Interest income, net decreased in 1999 over 1998 due primarily to reduced interest income earned on the Company's cash, cash equivalents and amounts held in escrow, which decreased from $16.3 million at December 31, 1998 to $11.1 million at December 31, 1999. Interest income, net increased in 1998 over 1997 due primarily to increased interest income earned on the Company's cash, cash equivalents, amounts held in escrow, and investments, which increased from $14.5 million at December 31, 1997 to $16.3 million at December 31, 1998.

OTHER INCOME (EXPENSE), NET

                                         1999           1998        1997
   --------------------------------------------------------------------------
                                        (In thousands, except percentages)
   Other income (expense), net         $   (93)      $ 14,887     $  (163)

   Percentage of total revenues            (1%)          106%           *
   --------------------------------------------------------------------------

    *Less than 1%

         Other income (expense), net decreased from income of $14.9 million in 1998 to an expense of $93,000 in 1999. Other income (expense), net increased from an expense of $163,000 in 1997 to income of $14.9 million in 1998. The 1998 income was a result of the gain on disposal of the NTRIGUE product line of $14.7 million. This gain comprised gross disposal proceeds of $17.7 million, less $3.0 million of transaction expenses, employment terminations and costs and losses related to the property and equipment sold or written down in value. Other expense is a result of foreign exchange losses.

         Over 85% of the Company's total revenues and approximately 40% of its operating expenses are denominated in United States dollars. Most of the remaining revenues and expenses of the Company are pound sterling denominated and consequently the Company is exposed to fluctuations in pound sterling exchange rates. To hedge against this currency exposure, the Company enters into foreign currency options and forward exchange contracts for periods and amounts consistent with the amounts and timing of its anticipated pound sterling denominated operating cash flow requirements. Unrealized gains and losses on foreign currency option contracts are deferred and were not material at December 31, 1999, 1998 and 1997. There can be no assurance that such fluctuations will not have a material effect on the Company's results of operations in the future.

         The Company has, at times, an investment portfolio of fixed income securities that are classified as "available-for-sale-securities". These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities.

PROVISION (BENEFIT) FOR INCOME TAXES

                                              1999         1998         1997
   ----------------------------------------------------------------------------
                                            (In thousands, except percentages)
   Provision (benefit) for income taxes    $ (1,316)     $ 1,783      $ (720)

   Effective income tax rate                   (12%)         81%         (6%)
   ----------------------------------------------------------------------------

         The Company's benefit for income taxes for 1999 primarily represents certain non-U.S. taxes arising from sales to customers in Japan and the benefit of offsetting net operating losses against provisions arising from the disposal of the Company's NTRIGUE product line in 1998. The Company recorded a tax provision in 1998 reflecting certain non-U.S. taxes arising upon the disposal of the Company's NTRIGUE product line, net of offsetting operating losses. The Company recorded a tax benefit in 1997 reflecting the utilization of United Kingdom operating tax losses against prior year taxes paid.

         A more complete analysis of the differences between the federal statutory rate and the Company's effective income tax rates is presented in
Note 5 to the Consolidated Financial Statements. At December 31, 1999, the Company has recorded a full valuation allowance against all deferred tax assets, primarily comprising net operating losses, on the basis that significant uncertainty exists with respect to their realization.

LIQUIDITY AND CAPITAL RESOURCES

                                                                    1999               1998              1997
    -------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
    Cash, cash equivalents, investments and restricted cash      $  11,107         $  16,334           $ 14,461
    -------------------------------------------------------------------------------------------------------------
    Working capital                                              $    (221)        $   9,712           $  7,816
    -------------------------------------------------------------------------------------------------------------
    Net cash used in operating activities                        $ (10,617)        $ (13,687)          $ (7,371)
    -------------------------------------------------------------------------------------------------------------

         The Company has transitioned its product focus from compatibility products to its Jeode product line based on the Company's EVM technology. This change in product focus has resulted in a redirection of available resources from the Company's historical revenue base towards the development and marketing efforts associated with the Jeode platform, which was released for general availability in March 1999. As a result of this change in product strategy and associated redirection of resources to new product development, the Company's financial position weakened during 1999. Cash used in operating activities totaled $10.6 million during 1999.

         The Company's cash, cash equivalents and short-term investments, including restricted cash of $6.1 million held in escrow, were $11.1 million at December 31, 1999, a decrease of $5.2 million from $16.3 million at December 31, 1998. Working capital decreased to ($0.2) million at December
31, 1999, from $9.7 million at December 31, 1998. The principal source of cash funding came from a private placement funding, a convertible promissory note, receivable collections and NTRIGUE product line sales proceeds released from escrow. Capital additions totaled $0.2 million, $0.9 million and $0.8 million during the years ended December 31, 1999, 1998 and 1997, respectively.

         In February 1998, $8.9 million was received from the disposal of the NTRIGUE product line. Additionally, $2.5 million, $0.9 million and $1.0 million were released to the Company in February 1999, August 1999 and February 2000, respectively, and the remaining $5.1 million is being held in escrow pending resolution of the Citrix indemnity claim.

         On October 20, 1999, the Company signed a convertible promissory note in favor of Quantum Corporation ("Quantum") for $1.0 million. The note is convertible at Quantum's option to the Company's shares any time during the lifetime of the note. All unpaid principal with any unpaid interest, at 8% per annum, is due and payable on December 31, 2000.

         On March 20, 2000, the Company entered into a binding agreement with a director whereby he would provide the Company a $5.0 million line of credit. The interest rate on amounts drawn down is at prime plus 2% until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash at the repayment date. Full repayment of any outstanding loan is due on March 20, 2001.

         The Company believes that with the $5.0 million line of credit, entered into on March 20, 2000 and expected cash flow from operations, the Company will have sufficient funds to meet the Company's operating and capital requirements through the end of fiscal year 2000. However, there can be no assurance that the Company will be able to obtain additional funding if needed, on acceptable terms or at all.

         The Company's liquidity may be reduced in the future by factors such as higher interest rates, inability to borrow without collateral, outcome of pending claims, availability of capital financing and continued operating losses. Further, significant fluctuations in quarterly operating results has had and, in the future, may continue to have a negative affect on the Company's liquidity. Factors such as price reductions, the introduction and market acceptance of new products and product returns have contributed to this quarterly variability. Moreover, the Company's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could therefore result in a disproportionate decrease in results of operations. As such, the revenues and results of operations in some future period may be below the expectations of investors, which would likely result in a significant reduction in the market price of the Company's shares. A decline in the market price of the Company's shares would have a negative effect on the Company's ability to raise needed capital on terms and conditions acceptable to management.

PRIVATE PLACEMENT AND WARRANTS

         In December 1999, the Company issued 1,063,515 Ordinary Shares in ADS form at a price of $4.23 per share through a private placement. The Company received $4.5 million less offering expenses totaling $0.4 million. Along with ADSs, the Company also issued to the purchasing shareholders warrants that entitle the purchasing shareholders to purchase a total of 319,054 ADSs at an exercise price of $5.29 per ADS. As described below, the exercise price and the number of ADSs issuable under the warrants are subject to various adjustments. In addition, the Company may issue additional warrants that entitle the purchasing shareholders to purchase ADSs at par value on designated adjustment dates in the future.

         The purchasing shareholders received warrants to purchase three ADSs for every 10 ADSs they purchased. The exercise price of the warrants was set at 125% of the original per ADS purchase price i.e. $5.29.

         The warrants contain anti-dilution provisions designed to protect the purchasing shareholders if the Company sells or is deemed to sell any shares at below market price during the term of the warrants, which ends on December 9, 2004.

         In addition, under the terms of the warrants, if at least $4.75 million of the $6.1 million in funds held in escrow by Citrix Systems, Inc. on December 9, 1999 is not released to the Company by July 10, 2000, the exercise price of the warrants will be adjusted to the market price on that date, if that market price is lower than $5.29 per share. In February, 2000, $1.0 million was released from escrow to the Company. As part of the warrant agreement, the holders of the warrants may be entitled to cash payments upon the occurrence of certain Major Transactions, as defined, including change of control provisions. Cash payments are determined in a methodology described in the agreement. Such methodology is impacted by market prices.

         The additional warrants entitle the purchasing shareholders to purchase ADSs at par value if the average of the closing bid price of the ADSs over ten days before an adjustment date is less than $4.23. The adjustment dates are: the effective date of a registration statement for the shares issued in this private placement, 4 months after the effective date of the registration statement, and 8 months after the effective date of the registration statement.

         If the Company completes an underwritten public offering with net proceeds of at least $25 million and a per ADS price of at least $7.02 before 8 months after the effective date of the registration statement, then the right to the related adjustment date terminates. If the registration statement is not effective by May 10, 2000, then the first adjustment date will be May 10, 2000 and there will be an adjustment date each month thereafter until the registration statement is effective. In addition, if at least $4.75 million of funds held in escrow by Citrix is not released to the Company by March 10, 2000, the purchasing shareholders will have an adjustment date on that date and each month after that, until the earlier of the date the funds are released from the escrow or December 10, 2000. In February 2000, $1.0 million was released from escrow to the Company. The average of the closing bid price of the ADSs over the ten days prior to March 10, 2000 exceeded $4.23 and no additional warrants were issued.

         On any adjustment date the purchasing shareholders will be entitled to purchase additional ADSs at par value. The number of ADSs issuable to the purchasing shareholders following an adjustment date is determined under a formula. The following table illustrates the number of ADSs issuable upon exercise of the additional warrants and the percentage ownership that each represents, assuming: the average bid price is 100%, 75%, 50%, 29.136% and 25% of the $4.23 price determined when the warrants were issued; the number of Ordinary shares outstanding is the number outstanding on February 9, 2000, which was 14,063,206; there was no adjustment of the number of ADSs issuable upon exercise of the warrants; and the exchange rate remains at $1.60 per UK pound sterling.

       PERCENT OF BID PRICE     ADSs ISSUABLE     ADSs ISSUED AS A PERCENTAGE OF
       --------------------     -------------     TOTAL ORDINARY SHARES IN ISSUE
                                                          AFTER ISSUANCE
                                                          -------------
            100% ($4.23)                  0                       0%
           75% ($3.1725)            394,274                    2.73%
           50% ($2.1115)          1,253,111                    8.18%
        29.136% ($1.232)          3,493,852                   19.90%
           25% ($1.0575)          4,574,917                   24.55%

         The Company obtained a third-party valuation to allocate fair value to amounts received from the private placement between the Ordinary Shares and the warrants. The amount allocated to mandatorily redeemable warrants totaled $1.440 million, of which $0.590 million was allocated to the warrant, and $0.850 million was allocated to the additional warrant. Of the remaining net proceeds received, $2.619 million was allocated to mandatorily redeemable capital, of which $0.340 million will be classified as Ordinary Shares and $2.279 million will be classified as additional paid-in capital once the Company completes an effective registration statement and it obtains certain lockup agreements from its directors and executive officers.

         At December 31, 1999, the Company was not in compliance with the Nasdaq National Markets requirements on net tangible assets. Failure to meet this criteria may result in the delisting of the Company's ADSs from the Nasdaq National Markets and quotation of the Company's ADSs on the Nasdaq SmallCap Market. As a result of such delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's ADSs. If the registration statement had been effective on December 31, 1999 and the Company had obtained certain lockup agreements from its directors and executive officers, the amount allocated on the balance sheet to mandatorily redeemable capital ($2.619 million) would have been classified in Shareholders' equity and the minimum net tangible asset requirement would be in compliance. The Company expects the registration statement to be effective within a short period of filing this 10-K.

YEAR 2000 COMPLIANCE

         The Company believes that all of the Company's most current product releases will not cease to perform nor generate incorrect or ambiguous data or results solely due to a change in date to or after January 1, 2000, and will calculate any information dependent on these dates in the same manner, and with the same functionality, data integrity and performance, as these products did on or before December 31, 1999. However, all of the Company's customers may not implement the Year 2000 compliant release of the Company's products in a timely manner, which could lead to failure of customer systems and product liability claims against the Company. Even if the Company's products are Year 2000 compliant, the Company may, in the future, be subject to claims based on Year 2000 issues in the products of other companies or issues arising from the integration of multiple products within a system. The costs of defending and resolving Year 2000-related disputes, and any liability for Year 2000-related damages, including consequential damages, could be significant. In addition, Year 2000 failures could have a negative effect on the Company's competitive position. If any of the Company's critical suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new or alternate suppliers, our business would be disrupted.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments - Deferral of the Effect Date of FAS Statement No. 133" ("FAS 137"). FAS 137 defers the effective date of FAS 133 until June 15, 2000. The Company will adopt FAS 133 in 2001. The Company expects the adoption of FAS 133 will not affect results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. The Company does not believe SAB 101 will have a material impact on the financial statements.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

         The Company's revenues, margins and operating results are subject to quarterly and annual fluctuations due to a variety of factors, including demand for the Company's products, acceptance and demand for Java technology in the Internet appliance and embedded device markets, the volume and timing of orders received during the quarter, the mix of and changes in customers to whom the Company's products are sold, the mix of product and service revenue received during the quarter, the mix of development license fees and commercial use royalties received, the timing and acceptance of new products and product enhancements by the Company or by the Company's competitors, changes in pricing, buyouts of commercial use licenses, product life cycles, the level of the Company's sales of third party products, variances in costs associated with fixed price contracts, purchasing patterns of customers, competitive conditions in the industry, foreign currency exchange rate fluctuations, business cycles and economic conditions that affect the markets for our products; and extraordinary events, such as litigation, including related charges. Although the Company's primary functional currency is the United States dollar, a significant portion of the Company's operating expenses are incurred by its United Kingdom operations and paid in pounds sterling. The Company enters into short-term currency option and forward exchange contracts to hedge the short-term impact of exchange rate fluctuations on pound sterling net operating cash flows, but there can be no assurance that such fluctuations will not have a material adverse effect on the Company's business, financial condition or results of operations in the future. A relatively high percentage of the Company's expenses is fixed over the short term and, as a result, if anticipated revenues in any quarter do not occur or are delayed, expenditure levels could be disproportionately high as a percentage of total revenues and the Company's operating results for that quarter would be adversely affected. It is difficult for the Company to predict when, or if, a particular prospect might sign a license agreement. Development license fees may be delayed or reduced as a result of this process. The Company's success depends upon the use of the Company's technology by our licensees in their embedded systems, which makes it difficult for the Company to predict when the Company will recognize royalty of revenues from commercial use licenses. An increasing amount of the Company's sales orders involve products and services that yield revenue over multiple quarters or upon completion of performance. If license agreements entered into during a quarter do not meet the Company's revenue recognition criteria, even if we meet or exceed the Company's forecast of aggregate licensing and other contracting activity, it is possible that the Company's revenues would not meet expectations. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have a material adverse effect on the Company's quarterly operating results. Moreover, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis. The Company intends to make a significant investment in its marketing, sales, customer support and research and development infrastructure to support its Jeode product line. The timing of this expansion and the rate at which the Jeode platform generates revenue could cause material fluctuations in the Company's results of operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Although historically the Company's business has not been subject to seasonal variations, sales of the Company's products in certain international markets, such as Europe, are typically slower in the summer months. Due to all of the foregoing factors, it is possible that in some future quarters the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's ADSs would likely be materially adversely affected.

         The prices for the Company's ADSs have fluctuated widely in the past. During the 12 months ended March 15, 2000, the closing price of a share of the Company's common stock ranged from a high of $27.50 to a low of $4.00. Under the rules of The Nasdaq Stock Market, the Company's stock price must remain above $1.00 per share for continued quotation of the Company's shares on the Nasdaq National Market. Stock price volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has been instituted against the Company. The Company may in the future be the target of similar litigation. Regardless of the outcome, securities litigation may result in substantial costs and divert Management's attention and resources.

FUTURE OPERATING RESULTS

         Except for the historical information contained in this 10-K, the matters discussed herein are forward-looking statements. These forward-looking statements concern matters which include, but are not limited to, the revenue model and market for the Jeode product line, the features, benefits and advantages of the Jeode platform, international sales, gross margins, the availability of licenses to third-party proprietary rights, business and sales strategies, matters relating to proprietary rights, competition, Year 2000 compliance, exchange rate fluctuations and the Company's liquidity and capital needs and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the demand for the Jeode platform; the performance and functionality of Jeode; the Company's ability to deliver on time, and market acceptance of new products or upgrades of existing products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; product life cycles; quality control of products sold; competitive conditions in the industry; economic conditions generally or in various geographic areas; and the risks listed from time to time in the reports that the Company files with the U.S. Securities and Exchange Commission. There can be no assurance that the Company will experience growth in revenues and net income in any particular period when compared to prior periods. Any quarterly or annual shortfall in net revenues and/or net income from the levels expected by securities analysts and shareholders would result in a substantial decline in the trading price of the Company's shares.

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

         The Company has experienced operating losses in each quarter since the second quarter of 1996. To achieve profitability, the Company will have to increase its revenue significantly. The Company's ability to increase revenues depends upon the success of our Jeode product line. Jeode is a relatively new product and it may not achieve market acceptance. If the Company is unable to generate revenues from Jeode in the form of development license fees, maintenance and support fees, commercial use royalties and customer-funded engineering services, the Company's current revenue will be insufficient to sustain our business.

ITEM 8--CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this Item are set forth at the pages indicated in Item 14 of Part IV of this Report on Form 10-K.

         The following table provides selected quarterly consolidated financial data (in thousands, except per share data):

                                                              QUARTER ENDED
                                        -------------------------------------------------------------
                                           MARCH 31       JUNE 30        SEPTEMBER 30     DECEMBER 31
                                        ------------   -----------   ----------------  --------------
1999:
    Revenues                               $  2,308      $  1,507           $  1,754        $  1,268
    Gross profit                              1,037           555                980             465
    Net loss                                 (3,116)       (2,711)            (2,030)         (2,102)
    Basic net loss per share                  (0.25)        (0.21)             (0.16)          (0.16)
    Diluted net loss per share                (0.25)        (0.21)             (0.16)          (0.16)

1998:
    Revenues                               $  4,982      $  2,334           $  3,620        $  3,160
    Gross profit                              2,063           410              1,296             952
    Net income (loss)                         7,632        (3,677)              (667)         (2,866)
    Basic net income (loss) per share          0.63         (0.30)             (0.05)          (0.23)
    Diluted net income (loss) per share        0.62         (0.30)             (0.05)          (0.23)

1997:
    Revenues                               $  9,221      $  9,659           $ 13,377        $  6,612
    Gross profit                              4,815         5,409              8,323           3,260
    Net loss                                 (4,689)       (2,536)              (641)         (2,792)
    Basic net loss per share                  (0.41)        (0.22)             (0.05)          (0.23)
    Diluted net loss per share                (0.41)        (0.22)             (0.05)          (0.23)


ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) DIRECTORS OF THE COMPANY

         The names of the directors of the Company, and certain information about them as of March 15, 2000, are set forth below:

                                                                                               DIRECTOR
      NAME OF DIRECTOR                    AGE      PRINCIPAL OCCUPATION                         SINCE
      ----------------                    ---      --------------------                        --------

      Richard M. Noling                   51       President and Chief Executive Officer        1997

      Nicholas, Viscount Bearsted (1)     50       Chairman of the Board of the Company         1988
                                                   - Chief Executive Officer of Airpad Ltd.

      Albert E. Sisto (2)                 50       President of Phoenix Technologies            1997

      Vincent S. Pino (2)                 51       President of Alliance Imaging                1998

      David G. Frodsham (1)               43       Chief Executive Officer of Argo              1999
                                                   Interactive Group

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

         Nicholas, Viscount Bearsted has served as Chairman of the Board of Directors of the Company since March 1997 and as a director of the Company since January 1988. He also served as Chairman of the Board from January 1988 to March 1995, and he was the Company's Chief Executive Officer from September 1988 until September 1993. He currently serves as Chief Executive Officer of Airpad Ltd., a company based in the United Kingdom that develops and manufactures peripheral products for the games console and personal computer market. From January 1996 to May 1996, he served as Chief Executive Officer and a director, and from April 1994 to January 1996, as Deputy Chief Executive Officer and a director, of Hulton Deutsch Collection Ltd., a photographic content provider. He founded Alliance Imaging Inc. in 1984 and served as a senior executive until 1987 and as a director until 1988. Since 1980, he has been a corporate and computer consultant. He received a Bachelors degree in chemistry from Oxford University in 1972. He also serves as a Director of Mayborn Group plc.

         Albert E. Sisto was appointed as a director of the Company in March 1997. He is currently President of Phoenix Technologies, Ltd., a company that provides system enabling software designed into PC's as well as other devices. He served as Chief Operating Officer of RSA Data Security, Inc., a wholly owned subsidiary of Securities Dynamics Technologies, Inc., from December 1997 to February 1999. He served as the President, Chief Executive

Officer and Chairman of the Board of Directors of DocuMagix Inc. from October 1994 until December 1997. From September 1989 to September 1994, Mr. Sisto served as President and Chief Executive Officer of PixelCraft, an imaging software and equipment company. He received a B.E. degree in engineering from the Stevens Institute of Technologies in 1971.

         Vincent S. Pino was appointed a director of the Company in October 1998. He has served as President of Alliance Imaging, Inc. since February 1998. Alliance Imaging is a provider of diagnostic imaging and therapeutic services. Mr. Pino began his association with Alliance in 1988 as Chief Financial Officer. From 1991 through 1993 Mr. Pino held the position of Executive Vice President and Chief Financial Officer. From 1986 to 1988, Mr. Pino was President of Pacific Capital, where he provided financial consulting services to corporations and publicly registered real estate limited partnerships. Prior to joining Pacific Capital, Mr. Pino held executive staff positions with Petrolane Incorporated, a diversified services company. Mr. Pino received an MBA and a B.S. degree in finance from the University of Southern California in 1972 and 1970, respectively.

         David G. Frodsham was appointed a director of the Company in August 1999. He currently serves as Chief Executive Officer of Argo Interactive Group, a provider of wireless internet technology, based in the United Kingdom. Previously he was Chief Operating Officer with Phoenix Technologies Ltd. Prior to that he founded and was CEO for Distributed Information Processing Research Ltd., involving software design for the handheld/palmtop market. Before that he was International Business Manager with Psion PLC, and also held technical and marketing positions with SEL and Zeneca. He received a B. Sc. from Kings College, London and an MBA from INSEAD in France.

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

ITEM 11--EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to or earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of 1999, 1998 and 1997 by the Company's Chief Executive Officer and each of the Company's other executive officers who were serving as executive officers at the end of 1999, as well as the Company's former Senior Vice President of Business Development and Chief Technology Officer who left the Company during 1999 (the "Named Officers"). This information includes the dollar values of base salaries and bonus awards, the number of shares subject to options granted and certain other compensation, whether paid or deferred.

                          SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM
                                                                                           COMPENSATION
                                                        ANNUAL COMPENSATION                   AWARDS
                                                  ------------------------------           ------------
                                                                                            SECURITIES
NAME AND PRINCIPAL POSITIONS                                               OTHER ANNUAL     UNDERLYING        ALL OTHER
                                       YEAR    SALARY($)    BONUS($)(1)  COMPENSATION($)    OPTIONS(#)    COMPENSATION($)(2)
                                       ----    ---------    -----------  ---------------    ----------    ------------------
Richard M. Noling (3)...........       1999     240,611        83,042           --                --            1,080
President and Chief Executive Officer  1998     217,875        75,171           --            20,000            1,080
                                       1997     203,947        93,184           --           415,000              360

Stephen M. Ambler (4) ..........       1999     179,382        57,512           --            25,000               --
Chief Financial Officer, Company       1998     145,250        40,345           --            20,000               --
Secretary and Senior Vice President    1997     122,556         8,889       19,777 (5)        88,750            4,338

George Buchan ..................       1999     168,000        48,161       21,120 (6)        40,000           16,800
Senior Vice President of               1998     167,000        54,827       22,044 (6)        20,000           16,700
Engineering and UK General Manager     1997     158,650        51,671       20,265 (6)        55,000           15,865

Jon Hoskin (7) .................       1999     110,400        18,575       18,240 (6)        45,000            5,520
Chief Technology Officer               1998      79,569        14,712       15,558 (6)        22,000            3,978
                                       1997      64,400            --       14,304 (6)         9,250            3,219

Marshall Kwait (8) .............       1999     157,937        40,174           --            47,500            1,080
Former Vice President of Sales         1998     128,431        81,587           --            12,000            1,080
                                       1997     115,800        90,306           --            15,500            1,080

Mark E. McMillan (9) ...........       1999      26,481        19,166           --           150,000               --
Senior Vice President of Worldwide
Sales and Marketing

Ronald C. Workman (10)..........       1999     174,983        47,746           --            10,000            1,080
Senior Vice President of Marketing     1998      82,500        22,442           --           100,000              405

David B. Winterburn (11)........       1999      37,951            --      101,415 (12)           --              225
Former Senior Vice President of        1998      59,006        25,734       57,000 (13)      130,000              135
Business Development and Chief
Technology Officer


(1) Bonuses paid to the executive officers are based on a target bonus set for each officer each quarter, adjusted by the Company's operating results over plan and the executive officer's performance against quarterly qualitative goals. All executive officer bonuses are at the discretion of the Compensation Committee of the Board.
(2) Represents Company contributions to defined contribution employee benefit plans.
(3) Mr. Noling joined the Company in April 1996 as Senior Vice President of Finance and Operations, Chief Financial Officer and Company Secretary. He was appointed President and Chief Executive Officer of the Company in March 1997.
(4) Mr. Ambler joined the Company in April 1994 as Director of Finance and Administration, Europe. He was appointed Chief Financial Officer, Company Secretary and Vice President in October 1997. He became a Senior Vice President in January 1999.
(5) $8,111 of this sum represents the incremental cost to the Company of the use of a Company car and $11,666 represents a bonus for relocation to the Company's United States facility.
(6)  Represents the payment of a Company car allowance.
(7)  Mr. Hoskin joined the Company in June 1992 as  Engineering  Director.
     He was appointed Chief Technology Officer in May 1999.

(8) Mr. Kwait joined the Company in December 1996 as Channel Sales Director. He was appointed Vice President of Sales in February 1999 and served in this position until January 2000.
(9)  Mr. McMillan joined the Company in November 1999.
(10) Mr. Workman joined the Company in July 1998.
(11) Mr. Winterburn joined the Company in August 1998.  He served as
     Senior Vice President of Business Development and Chief Technology
     Officer until March 1999. Mr. Winterburn provided consultancy services to the Company between June 1998 and August 1998.
(12) Comprises $17,500 forgiveness of loan in accordance with the terms of a promissory note dated July 1998, plus $83,915 payment under severance of employment, including forgiveness of all remaining principal and interest on a promissory note dated July 1998.
(13) $15,000 of this sum represents a relocation reimbursement, and $42,000 represents amounts paid for consulting services provided immediately prior to joining the Company.

         The following table sets forth further information regarding individual grants of rights to purchase Ordinary Shares during 1999 to each of the Named Officers. In accordance with the rules of the Securities and Exchange Commission (the "SEC"), the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compounded share price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises depend upon the future performance of the Ordinary Shares and ADSs. There can be no assurance that the potential realizable values shown in this table will be achieved.

                                               OPTION GRANTS IN 1999

                                                                                               POTENTIAL REALIZABLE VALUE
                          NUMBER OF                                                            AT ASSUMED ANNUAL RATES OF
                         SECURITIES       PERCENT OF TOTAL                                    SHARE PRICE APPRECIATION FOR
                         UNDERLYING       OPTIONS GRANTED                                            OPTION TERM(1)
                       OPTIONS GRANTED    TO EMPLOYEES IN     EXERCISE PRICE     EXPIRATION   ----------------------------
NAME                         (#)                1999             ($/SH)             DATE          5%($)           10%($)
----                   --------------     ----------------     --------------    ---------     ---------      -----------
Richard M. Noling ...         --                   --                 --             --               --              --

Stephen M. Ambler....     25,000 (2)              0.4%             2.000          01/03/09        31,444          79,687

George Buchan........     40,000 (2)              0.7%             2.000          01/03/09        50,311         127,499

Jon Hoskin...........     45,000 (2)              0.8%             6.375          05/04/09       180,414         457,205

Marshall Kwait.......     47,500 (2)              0.8%             3.563          02/23/09       106,436         269,729

Mark E. McMillan.....    150,000 (3)             25.2%             4.594          11/03/09       433,371       1,098,248

Ronald C. Workman....     10,000 (2)              0.2%             2.000          01/03/09        12,578          31,875

David B. Winterburn..         --                   --                --                 --            --              --



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

         The following table sets forth certain information concerning the exercise of options by each of the Named Officers during 1999, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable rights to acquire shares as of December 31, 1999. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding rights to acquire shares and $4.625 per share, which was the closing price of the ADSs as reported on the Nasdaq National Market on December 31, 1999.


                                          AGGREGATED OPTION EXERCISES IN 1999 AND
                                                  YEAR-END OPTION VALUES

                                                                    NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                    UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                                                                    OPTIONS AT YEAR-END (#)            AT YEAR-END($)(2)
                           SHARES ACQUIRED     VALUE REALIZED      -----------------------         ---------------------------
NAME                        ON EXERCISE(#)       ($)(1)           EXERCISABLE   UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
----                       --------------      -------------      -----------   -------------      -----------   -------------
Richard M. Noling.....         10,000            26,394            379,688         130,312           758,801        298,014

Stephen M. Ambler.....         29,000            92,779             41,552          68,698           100,004        190,348

George Buchan.........             --                --            139,896          50,104           407,891        168,451

Jon Hoskin............             --                --             21,125          56,625            44,268         59,606

Marshall Kwait........         22,801            60,216              1,564          50,635             2,634         78,890

Mark E. McMillan......             --                --                 --         150,000                --          4,650

Ronald C. Workman.....         29,998           141,006              7,085          72,917            25,318        258,825

David B. Winterburn...            833             6,819                 --              --                --             --



(1) "Value Realized" represents the fair market value of the shares underlying the options on the date of exercise less the aggregate exercise price of the options.
(2) For purposes of the table, all amounts in pounds sterling were converted to U.S. dollars using $1.60 per pound sterling, the exchange rate in effect as of December 31, 1999.


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

         With effect from April 1, 1997, Nicholas, Viscount Bearsted, Chairman of the Company, entered into a Consulting Agreement with the Company whereby he acts as consultant to the Company providing advice and assistance as the Board may from time to time request. Under the agreement, Nicholas, Viscount Bearsted shall be available to perform such services as requested during the year and shall receive a fee of $1,000 for each day services are provided, plus reimbursement of reasonable expenses. Prior to April 1, 1999, Nicholas, Viscount Bearsted was required to make himself available to perform such services for at least thirteen days per quarter and received a fee of $1,000 for each days service, subject to a minimum thirteen days per quarter, plus reimbursement of reasonable expenses. The agreement is terminable by either party upon six month's advance written notice and by the Company for cause at any time. In the event of any business combination resulting in a change of control of the Company or in the event of disposal of a majority of the assets of the Company, and termination or constructive termination of his consultancy, Nicholas, Viscount Bearsted will be entitled to receive an additional twenty-six week's consultancy fees.

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

         In July 1998, the Company loaned Mr. Winterburn $70,000 to assist in the purchase of a house. The loan was represented by a promissory note, and bore interest at the prime rate. Provided Mr. Winterburn remained an employee of the Company, the Company agreed to forgive 25% of unpaid principal on January 10, 1999 and 25% each January 10 thereafter up to and including January 10, 2002. Mr. Winterburn's employment terminated in March 1999, and the remaining unpaid principal and interest was forgiven as a payment upon severance of employment.

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

         The Company entered into a consulting agreement with Albert Sisto, dated December 28, 1998, whereby Mr. Sisto provided sales consulting, sales training, advice and assistance as the Company from time to time requested over a term of six months commencing December 28, 1998. Mr. Sisto received fees of $500 for each half-day of service provided, totaling $15,000, along with 10,000 share options that vested monthly over a six month period commencing January 4, 1999.

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

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 15, 2000, with respect to the beneficial ownership of the Company's Ordinary Shares by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's Ordinary Shares, (ii) each director,
(iii) each Named Officer, and (iv) all directors and executive officers as a group.


                                                                    AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                                           BENEFICIAL OWNERSHIP(1)      PERCENT OF CLASS
------------------------                                           -----------------------      ----------------
RIT Capital Partners plc (2)..............................                2,032,897                    14.4%

Technology Venture Investors IV (3).......................                1,438,808                    10.2%

Castle Creek Technology Partners LLC (4) .................                1,075,333                     7.6%

Nicholas, Viscount Bearsted (5)...........................                  815,904                     5.7%

Richard M. Noling (6).....................................                  454,449                     3.1%

George Buchan (7).........................................                  185,887                     1.3%

Vincent S. Pino (8) ......................................                  114,184                        *

Stephen M. Ambler (9) ....................................                   53,479                        *

Jon Hoskin (10)...........................................                   35,553                        *

Albert E. Sisto (11) .....................................                   35,000                        *

Ronald C. Workman (12)....................................                   20,419                        *

David G. Frodsham (13) ...................................                    6,250                        *

Marshall Kwait (14) ......................................                      771                        *

Mark E. McMillan (15) ....................................                        -                        *

David B. Winterburn (16) .................................                        -                        *

All directors and executive officers
as a group (11 persons)(17)...............................                 1,714,874                    11.4%


*      Less than 1%


(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares subject to options that are currently exercisable or exercisable within 60 days of March 15, 2000 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) The address of RIT Capital Partners plc is 27 St. James's Place, London SW1A 1NR, United Kingdom.

(3) Represents 1,278,376 shares held by Technology Venture Investors-4, L.P. ("TVI"), 149,416 shares held by TVI Partners-4, L.P. and 11,016 shares held by TVI Affiliates-4, L.P. The address of TVI is 2480 Sand Hill Road, Suite 101, Menlo Park, California 94025.

(4) Includes a warrant entitling Castle Creek Technology Partners LLC to purchase 248,154 shares within 60 days of March 15, 2000. Castle Creek Technology Partners LLC are located at 77 West Wacker Drive, Ste. 4040, Chicago, Illinois 60601.

(5) Includes 178,958 shares subject to options that were exercisable within 60 days of March 15, 2000. Nicholas, Viscount Bearsted is Chairman of the Board of the Company. His address is 9 Acacia Road, London, NW8 6AB, United Kingdom.

(6) Includes 419,792 shares subject to options that were exercisable within 60 days of March 15, 2000. Mr. Noling is the President, Chief Executive Officer, and a director of the Company.

(7) Includes 150,625 shares subject to options that were exercisable within 60 days of March 15, 2000. Mr. Buchan is Senior Vice President of Engineering and UK General Manager of the Company.

(8) Includes 14,375 shares subject to options that were exercisable within 60 days of March 15, 2000 and a warrant entitling Mr. Pino to purchase 17,725 shares within 60 days of March 15, 2000. Mr. Pino is a director of the Company.

(9) Represents shares subject to options that were exercisable within 60 days of March 15, 2000. Mr. Ambler is Chief Financial Officer, Company Secretary and a Senior Vice President of the Company.

(10) Includes 30,188 shares subject to options that were exercisable within 60 days of March 15, 2000. Mr. Hoskin is Chief Technology Officer.

(11) Represents shares subject to options that were exercisable within 60 days of March 15, 2000. Mr. Sisto is a director of the Company.

(12) Represents shares subject to options that were exercisable within 60 days of March 15, 2000. Mr. Workman is Senior Vice President of Marketing.

(13) Represents shares subject to options that were exercisable within 60 days of March 15, 2000. Mr. Frodsham is a director of the Company.

(14) Represents shares subject to options that were exercisable within 60 days of March 15, 2000. Mr. Kwait served as Vice President of Sales from February 1999 to January 2000.

(15)   Mr. McMillan is Senior Vice President of Sales and Marketing.

(16) Mr. Winterburn served as Senior Vice President of Business Development and Chief Technology Officer of the Company from August 1998 to March 1999.

(17)   Includes the shares indicated as included in footnotes (5) through (15).


ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 20, 2000, the Company entered into a binding agreement with a director whereby he would provide the Company a $5.0 million line of credit with a commitment fee of four points based upon the total amount of the line and drawdown/termination fee of two points for the first drawdown or termination. The interest rate on amounts drawn down is at prime plus 2% until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash at the repayment date. Full repayment of any outstanding loan is due on March 20, 2001.

         Since January 1, 1999, there has not been, nor is there currently proposed, any other transaction or series of transactions to which the Company or any of its subsidiaries was or is to be a party in which the amount involved exceeds $60,000 and in which any executive officer, director or holder of more than 5% of the Company's Ordinary Shares had or will have a direct or indirect material interest other than (i) normal compensation arrangements, which are described under Item 11 above, (ii) the transactions described under "Compensation Committee Interlocks and Insider Participation" in Item 11 above, and (iii) the transactions described under "Employment Agreements" in Item 11 above.

                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

         The following documents are filed as part of this Annual Report on Form 10-K:

                                            DOCUMENT                                             PAGE
                                           ----------                                            ------
            Consolidated Balance Sheet as of December 31, 1999 and 1998..................         42
            Consolidated Statement of Operations for each of the three years in the
                 period ended December 31, 1999..........................................         43
            Consolidated Statement of Shareholders' Equity for each of the three years
                 in the period ended December 31, 1999............................                44
            Consolidated Statement of Cash Flows for each of the three years in the
                 period ended December 31, 1999..........................................         45
            Notes to Consolidated Financial Statements...................................         46
            Report of Independent Accountants............................................         64


         2. Financial Statement Schedule

         The following financial statement schedule is filed as a part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements:

                        DOCUMENT                                         PAGE
                       ----------                                       ------
         Schedule II--Valuation and Qualifying Accounts................   63

         All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

     (b) Reports on Form 8-K

         The Company filed during the quarter ended December 31, 1999 a Report on Form 8-K reporting under Item 5 a private placement under a Securities Purchase Agreement dated December 9, 1999.

     (c) Exhibits

         The following exhibits are filed as part of this Report:

EXHIBIT
NUMBER                          EXHIBIT TITLE
-------------------------------------------------------------------------------
 2.01 --Asset Purchase Agreement dated as of January 10, 1998, by and among Citrix Systems, Inc., Citrix Systems UK Limited and Insignia Solutions plc. (7)**
 2.02 --Amendment No. 1 to Asset Purchase Agreement dated as of February 5, 1998, by and among Citrix Systems, Inc., Citrix Systems UK Limited and Insignia Solutions plc. (7)**
 3.02 --Registrant's Articles of Association. (1)
 3.04 --Registrant's Memorandum of Association. (1)
 4.01 --Form of Specimen Certificate for Registrant's Ordinary Shares. (1)
 4.02 --Registration Rights Agreement, dated as of June 5, 1992, as amended. (1)
 4.03 --Deposit Agreement between Registrant and The Bank of New York. (2)
 4.04 --Form of American Depositary Receipt (included in Exhibit 4.03). (2)
10.01 --Registrant's 1986 Executive Share Option Scheme, as amended, and related documents. (1)*
10.02 --Registrant's 1988 U.S. Stock Option Plan, as amended, and related documents. (1)*
10.03 --Registrant's 1995 Incentive Stock Option Plan for U.S. Employees and related documents. (6)*
10.05 --Insignia Solutions Inc. 401(k) Plan. (1)*
10.06 --Registrant's Small Self-Administered Pension Plan Definitive Deed and Rules. (1)*
10.10 --Executive's Employment Agreement dated January 1, 1993 between Registrant and George Buchan. (1)*
10.14 --Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (1)*
10.15 --Lease Agreement between Insignia Solutions Inc. and Shoreline Investments I dated March 10, 1993. (1)
10.16 --Lease between Registrant and The Standard Life Assurance Company dated November 3, 1992 and related documents. (1)
10.17 --License Agreement between Insignia Solutions Inc. and Microsoft Corporation dated January 1, 1991, as amended. (1)**
10.21 --Distribution Agreement between Insignia Solutions Inc. and Micro D,
        Inc. dated October 27, 1988, as amended. (1)**
10.22 --Form of Indemnification Agreement entered into between Insignia Solutions Inc. and each of Registrant's directors and executive officers. (1)*
10.25 --Authorized International Master Distributor Agreement between
        Insignia Solutions Inc. and Mitsubishi Corporation dated May 16, 1995, as amended. (2)**
10.27 --Microsoft Software Distribution License Agreement for Desktop
        Operating Systems dated March 1, 1996, between Microsoft Corporation and Insignia Solutions Inc. (4)**
10.28 --U.K. Employee Share Option Scheme 1996, as amended. (6)*
10.29 --License and Distribution Agreement effective February 24, 1995, between Silicon Graphics, Inc. and Insignia Solutions Inc., as amended.
        (3)**
10.30 --Amendment Number 1 and Amendment Number 2 to Microsoft OEM
        License Agreement for Desktop Operating Systems between the Company and Microsoft Corporation. (5)**
10.33 --Employment Agreement effective March 25, 1997 between Registrant and Richard M. Noling. (6)*
10.34 --Consulting Agreement effective April 1, 1997 between Registrant and Nicholas, Viscount Bearsted. (6)*
10.35 --Volume Purchase Agreement dated as of September 29, 1997 between Registrant and Silicon Graphics, Inc. (6)
10.36 --Source Code License and Binary Distribution Agreement dated as of September 29, 1997 between Registrant and Silicon Graphics, Inc. (6)
10.37 --Amendment Number 4 dated March 15, 1998 to Microsoft OEM License Agreement for Desktop Operating Systems between the Company and Microsoft Corporation. (8)
10.38 --Lease Agreement between Insignia Solutions, Inc. and
        Lincoln-Whitehall Pacific, LLC, dated December 22, 1997. (8)

EXHIBIT
NUMBER                         EXHIBIT TITLE
-------------------------------------------------------------------------------
10.39 --Trademark License between Insignia Solutions, Inc. and Microsoft Corporation dated March 16, 1998. (8)
10.40 --Distribution Agreement between Insignia Solutions, Inc. and Sun Microsystems, Inc. dated December 24, 1997. (8)**
10.41 --Microsoft License Agreement for Desktop Operating System Products dated October 1, 1998 between Microsoft Licensing, Inc. and Insignia Solutions, Inc. (9)**
10.42 --Registrant's 1995 Employee Share Purchase Plan, as amended. (9)*
10.43 --Promissory Note dated July 1, 1998 between Insignia Solutions, Inc.
        and David Winterburn. (9)*
10.44 --Lease agreements(s) between Insignia Solutions plc and Comland Industrial and Commercial Properties Limited dated August 12th, 1998 for the Apollo House premises and the Saturn House premises. (10)
10.45 --Consulting agreement between Insignia Solutions Inc. and Albert
        Sisto dated December 28, 1998. (10)*
10.46 --Technology License and Distribution Agreement between Sun
        Microsystems, Inc. and Insignia Solutions plc. dated March 3, 1999. (11)
10.47 --Registrant's 1995 Employee Share Purchase Plan, as amended. (12)*
10.48 --Registrant's U.K. Employee Share Option Scheme 1996, as amended. (13)*
10.49 --Registrant's 1995 Incentive Stock Option Plan for U.S. Employees, as amended. (14)*
10.50 --License, Distribution, and Asset Purchase Agreement between
        Insignia Solutions, Inc., Insignia Solutions plc, and FWB Software,
        LLC dated October 6, 1999.
21.01 --List of Registrant's subsidiaries. (2)
27.01 --Financial Data Schedule.

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

(10) Incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(11) Incorporated by reference to Exhibit 10.46 from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(12) Incorporated by reference to Exhibit 10.47 from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(13) Incorporated by reference to Exhibit 10.48 from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(14) Incorporated by reference to Exhibit 10.49 from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

                              INSIGNIA SOLUTIONS PLC
                            CONSOLIDATED BALANCE SHEET
                     (amounts in thousands, except share data)

                                                                     December 31,
                                                               ------------------------
                                                                 1999            1998
                                                               --------        --------
                    ASSETS

Current assets:
Cash and cash equivalents                                      $  4,677        $  6,798
Restricted cash                                                     120             186
Cash and cash equivalents held in escrow                          1,000           9,100
Accounts receivable, net                                            189           1,706
Prepaid and other current assets                                  1,038           1,515
                                                               --------        --------
Total current assets                                              7,024          19,305
                                                               --------        --------
Property and equipment, net                                         625           1,074
Cash and cash equivalents held in escrow                          5,060               -
Restricted cash                                                     250             250
Other noncurrent assets                                             325             382
                                                               --------        --------
                                                               $ 13,284        $ 21,011
                                                               ========        ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                               $    707        $  1,608
Accrued liabilities                                               1,604           2,265
Accrued royalties                                                 2,327           4,309
Income taxes payable                                                188             994
Deferred revenue                                                  1,349             262
Convertible debt                                                  1,013               -
Customer deposits                                                    57             104
Current obligations under capital leases                              -              51
                                                               --------        --------
Total current liabilities                                         7,245           9,593
                                                               --------        --------
Mandatorily redeemable capital                                    2,619
Mandatorily redeemable warrants                                   1,440               -
                                                               --------        --------
Total mandatorily redeemable lease (Note 10)                      4,059               -
                                                               --------        --------
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred shares, (pound)0.20 par value:
  3,000,000 shares authorized; no shares issued                       -               -
Ordinary shares, (pound)0.20 par value: 30,000,000
  shares authorized; 14,039,602 shares and 12,590,316
  shares issued and outstanding in 1999 and 1998,
  respectively                                                    4,304           4,164
Additional paid-in capital                                       35,106          34,725
Accumulated deficit                                             (36,969)        (27,010)
Accumulated other comprehensive loss                               (461)           (461)
                                                               --------        --------
Total shareholders' equity                                        1,980          11,418
                                                               --------        --------
                                                               $ 13,284        $ 21,011
                                                               ========        ========


      The accompanying notes are an integral part of these consolidated financial statements.

                                   INSIGNIA SOLUTIONS PLC
                             CONSOLIDATED STATEMENT OF OPERATIONS
                         (amounts in thousands, except per share data)

                                                                     YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                                1999          1998             1997
                                                             ---------      --------        ---------
Net revenues:
    License                                                   $  6,471       $12,998         $ 36,744
    Service                                                        366         1,098            2,125
                                                             ---------      --------        ---------
          Total net revenues                                     6,837        14,096           38,869
                                                             ---------      --------        ---------
Costs of net revenues:
    License                                                      3,296         8,329           15,068
    Service                                                        504         1,046            1,994
                                                             ---------      --------        ---------
          Total cost of net revenues                             3,800         9,375           17,062
                                                             ---------      --------        ---------
          Gross profit                                           3,037         4,721           21,807
                                                             ---------      --------        ---------
Operating expenses:
    Sales and marketing                                          5,542         7,946           15,804
    Research and development                                     5,972         6,228            9,129
    General and administrative                                   3,178         4,213            6,761
    Restructuring                                                    -             -            1,995
                                                             ---------      --------        ---------
          Total operating expenses                              14,692        18,387           33,689
                                                             ---------      --------        ---------
          Operating loss                                       (11,655)      (13,666)         (11,882)
Interest income, net                                               473           984              667
Other income (expense), net                                        (93)       14,887             (163)
                                                             ---------      --------        ---------
          Income (loss) before income taxes                    (11,275)        2,205          (11,378)
Provision (benefit) for income taxes                            (1,316)        1,783             (720)
                                                             ---------      --------        ---------
          Net income (loss)                                   $ (9,959)      $   422         $(10,658)
                                                             =========      ========        =========
Net income (loss) per share:
  Basic                                                       $  (0.77)      $  0.03         $  (0.91)
                                                             =========      ========        =========
  Diluted                                                     $  (0.77)      $  0.03         $  (0.91)
                                                             =========      ========        =========
Weighted average shares and share equivalents:
  Basic                                                         12,883        12,159           11,690
                                                             =========      ========        =========
  Diluted                                                       12,883        12,378           11,690
                                                             =========      ========        =========

         The accompanying notes are an integral part of these consolidated financial statements.

                                            INSIGNIA SOLUTIONS PLC
                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (amounts in thousands, except share data)


                                                                                                  ACCUMULATED
                                                        ORDINARY SHARES  ADDITIONAL                  OTHER         TOTAL
                                                       ----------------    PAID-IN   ACCUMULATED  COMPREHENSIVE SHAREHOLDERS'
                                                        SHARES    AMOUNT   CAPITAL      DEFICIT        LOSS         EQUITY
                                                       ----------- ------------------ ------------ -------------------------
Balances, December 31, 1996                             11,478,036  $ 3,795  $ 33,655    $ (16,774)    $ (461)     $ 20,215

    Shares issued under employee
       stock plans                                         493,177      159       807            -          -           966

    Net loss                                                     -        -         -      (10,658)         -       (10,658)
                                                       -----------  -------  --------    ----------    --------     --------
Balances, December 31, 1997                             11,971,213    3,954    34,462      (27,432)      (461)       10,523


    Shares issued under employee
       stock plans                                         619,103      210       263            -          -           473
    Net income                                                   -        -         -          422          -           422
                                                       -----------  -------  --------    ----------    --------     --------
Balances, December 31, 1998                             12,590,316    4,164    34,725      (27,010)      (461)       11,418

    Shares issued under employee
       stock plans                                         385,771      140       381            -          -           521

    Shares issued under private
       Placement                                         1,063,515        -         -            -          -             -

    Net loss                                                     -        -         -       (9,959)         -        (9,959)
                                                       -----------  -------  --------    ----------    --------     --------
Balances, December 31, 1999                             14,039,602    4,304  $ 35,106    $ (36,969)     $ (461)     $  1,980
                                                       ===========  =======  ========    ==========    ========     ========

         The accompanying notes are an integral part of these consolidated financial statements.

                                              INSIGNIA SOLUTIONS PLC
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (amounts in thousands)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------------
                                                                              1999           1998            1997
                                                                          -------------  -------------   -------------
Cash flows from operating activities:
          Net income (loss)                                               $     (9,959)   $        422    $   (10,658)
    Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation                                                                580             767          2,239
       Other                                                                       (58)        (14,731)           206
       Net changes in assets and liabilities:
           Restricted cash                                                          66            (186)          (250)
           Accounts receivable, net                                              1,517           5,048            183
           Prepaid and other current assets                                        477             142           (509)
           Other noncurrent assets                                                  57              28            501
           Accounts payable                                                       (901)            (75)          (474)
           Accrued liabilities                                                    (648)           (420)        (1,797)
           Accrued royalties                                                    (1,982)         (4,565)         5,084
           Income taxes                                                           (806)            994              -
           Deferred revenue                                                      1,087            (581)        (2,056)
           Customer deposits                                                       (47)           (513)           160
           Noncurrent liabilities                                                    -             (17)             -
                                                                          -------------   -------------   ------------

               Net cash used in operating activities                           (10,617)        (13,687)        (7,371)
                                                                          -------------   -------------   ------------

Cash flows from investing activities:
       Proceeds from the sale of property and equipment                            140             140            188
       Purchases of property and equipment                                        (213)           (937)          (753)
       Sales of short-term investments, net                                          -           3,820          2,411
       Proceeds from sale of product line                                            -          15,862              -
       Product line sale proceeds held in escrow                                  (320)         (9,100)             -
       Product line sale proceeds released from escrow                           3,360               -              -
                                                                          -------------  -------------   -------------

               Net cash provided by investing activities                         2,967           9,785          1,846
                                                                          -------------  -------------   -------------

Cash flows from financing activities:
       Payments made under capital leases                                          (51)           (164)          (385)
       Proceeds from convertible debt                                            1,000               -              -
       Proceeds from private placement, net of issuance costs                    4,059               -              -
       Proceeds from exercise of stock options                                     521             473            760
                                                                          -------------  -------------   -------------

               Net cash provided by financing activities                         5,529             309            375
                                                                          -------------  -------------   -------------

Net decrease in cash and cash equivalents                                       (2,121)         (3,593)        (5,150)
Cash and cash equivalents at beginning of the year                               6,798          10,391         15,541
                                                                          -------------  -------------   -------------

Cash and cash equivalents at the end of the year                          $      4,677   $       6,798   $     10,391
                                                                          =============  =============   =============
Supplemental disclosure of cash flow information:
    Interest paid                                                         $         25   $          22   $         55



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

         The Jeode platform is the Company's implementation of Sun's Java technology tailored for Internet appliances and embedded devices intended to allow software developers to create reliable, efficient and predictable products that are enabled by the Company's Jeode Embedded Virtual Machine ("EVM"). The product became available for sale in March 1999. The Jeode platform is now the principal product line of the Company and will be for the foreseeable future.

         The Company's principal product line in recent years has been SoftWindows-TM-. This product enabled Microsoft Windows ("Windows"-Registered Trademark-) applications to be run on most Apple Computer Inc. ("Apple"-Registered Trademark-) Macintosh computers and many UNIX workstations. Revenues from this product line grew until 1995, but declined significantly after that date, along with margins. This was due to a declining demand for Apple Macintosh products and increased competition. In early 1999 Company management took steps to discontinue the product line, and on October 18, 1999, the Company signed an exclusive licensing arrangement with FWB
Software, LLC ("FWB"). Under the arrangement FWB will pay the Company a royalty based on an earn-out of FWB's future revenues from the product lines and the Company will be paid as those revenues are achieved. Upon achieving a certain revenue threshold, the SoftWindows and RealPC product lines will be transferred to FWB at no additional consideration.

         The Company sold its NTRIGUE product line to Citrix Systems Inc. ("Citrix") in February 1998. NTRIGUE was a Windows compatibility client/server product that supported multiple X-terminals, workstation clients, Macintosh computers, PCs, network computers and NetPCs from a Windows NT-based server.

         The principal markets for the Company's products are North America, Europe and Asia. The Company distributes its products through multiple distribution channels, including direct sales, distributors, resellers and original equipment manufacturers.

BASIS OF PRESENTATION

         The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the past two years, the Company has incurred an aggregate loss from operations totaling $25.3 million. At December 31, 1999, the Company's working capital deficit totaled $0.2 million, of which $1.0 million was restricted and held in escrow, as compared to working capital of $9.7 million at December 31, 1998.

         The Company has transitioned its product focus from Windows emulation and Windows compatibility products to its Jeode product line based on the Company's Jeode EVM technology. This change in product focus has resulted in a redirection of available resources from the Company's historical revenue base towards the development and marketing efforts associated with the Jeode platform, which was released for general availability in March 1999. As a result of this change in product strategy and associated redirection of resources to new product development, the Company's financial position weakened during 1999.

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

         The Company believes that with the $5.0 million line of credit, entered into on March 20, 2000 and expected cash flow from operations, the Company will have sufficient funds to meet the Company's operating and capital requirements through the end of fiscal year 2000. However, there can be no assurance that the Company will be able to obtain additional funding if needed, on acceptable terms or at all. The failure to raise additional funds, if needed, on a timely basis and on sufficiently favorable terms could have a material adverse effect on the Company's business, operating results and financial condition. The Company's liquidity may also be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses. Moreover, the Company's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could therefore result in a disproportionate decrease in results of operations. In addition, the Company, which is listed on the Nasdaq National Markets, was not in compliance with Nasdaq's continued listing requirements on net tangible assets at December 31, 1999.

         The Company follows accounting policies that are in accordance with principles generally accepted in the United States. The Company conducts most of its business in U.S. dollars. All amounts included in the financial statements and in the notes herein are in U.S. dollars unless designated "L", in which case they are in pounds sterling. The exchange rates between the U.S. dollar and the pound sterling were $1.60, $1.67 and $1.67 (expressed in U.S. dollars per pound sterling) at December 31, 1999, 1998 and 1997, respectively.

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

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash, cash equivalents, and restricted cash at December 31, 1999 and 1998 are comprised of cash, restricted cash and certificates of deposit. Restricted cash, including $6.1 million of cash and cash equivalents held in escrow at December 31, 1999, aggregated $6.4 million and $9.5 million at December 31, 1999 and 1998, respectively. Of these amounts $0.4 million at December 31, 1999 and 1998 was restricted due to obligations under service contracts. Of the $6.1 million of cash and cash equivalents held in escrow at December 31, 1999, $1.0 million was released in February 2000. The release of the balance is pending resolution of the indemnity claim from Citrix. Certificates of deposit aggregated $1.0 million and $4.2 million at December 31, 1999 and 1998, respectively.

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

REVENUE RECOGNITION

         In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes Statement of Position No. 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 deferred, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretive guidance. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company does not expect SOP 98-9 to have a material impact on revenue recognition when adopted. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during 1999 and 1998.

         The Company's license revenues are derived from the sale of development licenses, packaged products licensing fees and royalties received from OEM's. The Company's service revenues are derived from customer funded engineering activities, training and annual maintenance contracts.

         Development licenses may be deferred or reduced if there are outstanding deliverables to the customer or if the contract is outside the standard contractual terms. Product licensing fees are recognized upon shipment if no significant vendor obligations remain and if collection of the resulting receivable is deemed probable.

         The Company had limited control over the extent to which packaged products sold to distributors and resellers were sold through to end users. Accordingly, a portion of the Company's sales have from time to time resulted in increased inventory at its distributors and resellers. The Company provided sales returns allowances for distributor and reseller inventories and certain rights of return and price protection on unsold merchandise held by those distributors and resellers. These allowances were based on the Company's estimates of expected sell-through by distributors and resellers of its products. Actual results have on occasions differed from these estimates.

         Minimum guaranteed royalty revenues not subject to significant future obligations are generally recognized upon shipment of the software. Royalty revenues that are subject to significant future obligations are recognized when earned. Royalty revenues that exceed the minimum guarantees are recognized when reported.

         Revenues from OEMs for customer-funded engineering are recognized on a percentage of completion basis, which is computed using the input measure of labor cost. Revenues from training are recognized when the training is performed. Revenues from annual maintenance contracts are recognized ratably over the term of the contract.

         Payments from the sale of development licenses, royalties, customer funded engineering activities, training and maintenance contracts received in advance of revenue recognition are recorded as deferred revenue.

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

FOREIGN CURRENCY FINANCIAL INSTRUMENTS

         The Company enters into currency option contracts to hedge against exchange risks associated with the pound sterling denominated operating expenses of its U.K. operations. The gains and losses on these contracts are generally included in the statement of operations when the related operating expenses are recognized. At December 31, 1999 and 1998, there were no outstanding currency options. From time to time, the Company also enters into short-term forward exchange contracts. The Company generally does not use hedge accounting for the forward exchange contracts. Such contracts are marked to market at period ends. No forward exchange contracts were outstanding at December 31, 1999 and 1998.

SOFTWARE DEVELOPMENT COSTS

         The Company capitalizes internal software development costs incurred after technological feasibility has been demonstrated. The Company defines establishment of technological feasibility as the completion of a working model. Such capitalized amounts are amortized commencing with the introduction of that product at the greater of the straight-line basis utilizing its estimated economic life, generally six months to one year, or the ratio of actual revenues achieved to the total anticipated revenues over the life of the product. At December 31, 1999 and 1998, capitalized software development costs were fully amortized.

                            INSIGNIA SOLUTIONS PLC
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

STOCK-BASED COMPENSATION

         The Company accounts for its employee stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and complies with the disclosure provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") in these notes to consolidated financial statements. Under APB No. 25, compensation costs is determined based on the difference, if any, on the grant date between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

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

         The Company sells its products primarily to original equipment manufacturers and distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. At December 31, 1999, three customers accounted for 36%, 18% and 12%, respectively, of gross trade receivables. At December 31, 1998, two customers accounted for 25% and 16%, respectively, of gross trade receivables.

ADVERTISING COSTS

         The Company expenses advertising costs as incurred. Advertising expense totaled $0.6 million, $1.4 million, and $1.1 million for the years ended December 31, 1999, 1998, and 1997, respectively.

COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per share is computed using the weighted average number of ordinary shares outstanding during the period. Ordinary equivalent shares consist of warrants and stock options (using the treasury stock method). Ordinary equivalent shares are excluded from the computation if their effect is antidilutive. Diluted net income (loss) per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.

                           INSIGNIA SOLUTIONS PLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

RECLASSIFICATIONS

         Certain previously reported amounts have been reclassified to conform with the current period presentation.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments - Deferral of the Effect Date of FAS Statement No. 133" ("FAS 137"). FAS 137 defers the effective date of FAS 133 until June 15, 2000. The Company will adopt FAS 133 in 2001. The Company expects the adoption of FAS 133 will not affect results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. The Company does not believe SAB 101 will have a material impact on the financial statements.

NOTE 2--BALANCE SHEET DETAIL:

         The following table provides details of the major components of the indicated balance sheet accounts (in thousands):


                                                                         DECEMBER 31,
                                                            ----------------------------------------
                                                                  1999                  1998
                                                            ------------------    ------------------
Accounts receivables, net:
    Trade accounts receivable, gross......................     $    280             $   3,155
        Less allowance for doubtful accounts..............          (58)                 (459)
        Less allowance for sales returns..................          (33)                 (990)
                                                            ------------------    ------------------
                                                               $    189             $   1,706
                                                            ==================    ==================
Property and equipment, net:
    Computers and other equipment.........................     $  2,277             $   2,700
    Leasehold improvements................................          450                   458
    Furniture and fixtures................................          121                   108
                                                            ------------------    ------------------
                                                                  2,848                 3,266
        Less accumulated depreciation.....................       (2,223)               (2,192)
                                                            ------------------    ------------------
                                                               $    625             $   1,074
                                                            ==================    ==================
Accrued liabilities:
    Accrued legal and professional services...............     $    653             $     829
    Accrued compensation and payroll taxes................          494                   495
    Other.................................................          457                   941
                                                            ------------------    ------------------
                                                               $  1,604             $   2,265
                                                            ==================    ==================


                            INSIGNIA SOLUTIONS PLC
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--STOCK PLANS:

         The Company has four stock option plans, which provide for the issuance of stock options to employees of the Company to purchase Ordinary shares. At December 31, 1999 and 1998, respectively, approximately 909,853 and 453,011 Ordinary shares were available for future grants of stock options. Stock options are generally granted at prices of not less than 100% of the fair market value of the Ordinary shares on the date of grant, as determined by the Board of Directors.

         In March 1995, the Company's shareholders adopted the 1995 Employee Share Purchase Plan (the "Purchase Plan") with 275,000 Ordinary shares reserved for issuance thereunder. On July 21, 1998 the number of shares reserved for issuance was increased to 525,000. On May 27, 1999 the number was further increased to 900,000. The Purchase Plan enables employees to purchase Ordinary shares at approximately 85% of the fair market value of the Ordinary shares at the beginning or end of each six month offering period. The Purchase Plan qualifies as an "employee stock purchase plan" under section 423 of the U.S. Internal Revenue Code. During 1999, 1998 and 1997 the Company issued 171,453, 128,103 and 116,053 shares under the Purchase Plan, respectively. At December 31, 1999 and 1998 approximately 390,162 and 186,615 ordinary shares were reserved for future Purchase Plan issuances, respectively.

         The following table summarizes activity on stock options:


                                        1986 AND 1996   1988 AND 1995
                                            U.K.             U.S.                         WEIGHTED
                                        SHARE OPTION     STOCK OPTION                     AVERAGE
                                           SCHEMES          PLANS           TOTAL      EXERCISE PRICE
                                       ---------------- --------------- -------------- ---------------
Outstanding at December 31, 1996......     1,106,248       1,242,741      2,348,989         $2.46

Granted...............................       187,000       1,671,925      1,858,925         $2.30
Exercised.............................       (74,756)       (302,368)      (377,124)        $1.26
Cancelled/surrendered.................      (141,375)       (202,736)      (344,111)        $6.32
Lapsed................................       (50,598)       (465,227)      (515,825)        $2.84
                                       ---------------- --------------- -------------- ---------------
Outstanding at December 31, 1997......     1,026,519       1,944,335      2,970,854         $2.00

Granted...............................       143,250         888,750      1,032,000         $1.11
Exercised.............................      (396,000)        (95,000)      (491,000)        $0.81
Lapsed................................      (205,977)     (1,033,744)    (1,239,721)        $2.15
                                       ---------------- --------------- -------------- ---------------
Outstanding at December 31, 1998......       567,792       1,704,341      2,272,133         $1.77

Granted...............................       171,000         425,000        596,000         $4.52
Exercised.............................       (69,859)       (144,459)      (214,318)        $1.48
Lapsed................................       (47,470)       (255,372)      (302,842)        $1.57
                                       ---------------- --------------- -------------- ---------------
Outstanding at December 31, 1999......       621,463       1,729,510      2,350,973         $2.52
                                       ================ =============== ============== ===============


         Options granted under the Company's option plans generally vest over a four year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date. Options to purchase 1,000,517 and 755,031 shares were exercisable at December 31, 1999 and 1998, respectively.

                            INSIGNIA SOLUTIONS PLC
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--STOCK PLANS: (CONTINUED)

        The following table summarizes information about the Company's stock options outstanding and exercisable at December 31, 1999:

        Options outstanding at December 31, 1999:


                                                                        WEIGHTED
                                                                         AVERAGE                  WEIGHTED
                                              NUMBER                    REMAINING             AVERAGE EXERCISE
RANGE OF EXERCISE PRICES                    OUTSTANDING             CONTRACTUAL LIFE                PRICE
----------------------------------     ----------------------     ----------------------     --------------------
$0.01 - $2.00....................            1,253,178                  7.0 years                 $   1.39
$2.01 - $4.00....................              529,326                  7.5 years                 $   2.37
$4.01 - $6.00....................              438,219                  9.0 years                 $   4.79
$6.01 - $8.00....................              130,250                  9.5 years                 $   6.31
                                       ----------------------     ----------------------     --------------------
                                             2,350,973                  7.6 years                 $   2.52
                                       ======================     ======================     ====================


        Options exercisable at December 31, 1999:


                                                                                                  WEIGHTED
                                              NUMBER                                          AVERAGE EXERCISE
RANGE OF EXERCISE PRICES                    EXERCISABLE                                             PRICE
----------------------------------     ----------------------                                --------------------
$0.01 - $2.00....................             555,079                                             $   1.53
$2.01 - $4.00....................             322,625                                             $   2.38
$4.01 - $6.00....................             107,698                                             $   5.54
$6.01 - $8.00....................              15,115                                             $   6.80
                                       ----------------------                                --------------------
                                            1,000,517                                             $   2.32
                                       ======================                                ====================


FAIR VALUE DISCLOSURES

         Had the compensation cost for the Company's stock option plans and the Purchase Plan been determined based on the fair value at the grant dates, as prescribed in FAS 123, the net income (loss) and net income (loss) per share would have been adjusted to the pro-forma amounts indicated below (in thousands, except per share data):


                                                                 YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                                  1999                    1998                     1997
                                            ------------------    ----------------------    -------------------
Net income (loss):
       As reported.....................     $     (9,959)               $    422                 $   (10,658)
       Pro forma.......................          (11,456)                   (756)                    (11,495)
Basic net income (loss) per share:
       As reported.....................     $      (0.77)               $   0.03                 $     (0.91)
       Pro forma.......................            (0.89)                  (0.06)                      (0.98)
Diluted net income (loss) per share:
       As reported.....................     $      (0.77)               $   0.03                 $     (0.91)
       Pro forma.......................            (0.89)                  (0.06)                      (0.98)


                            INSIGNIA SOLUTIONS PLC
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--STOCK PLANS: (CONTINUED)

         In accordance with the disclosure provisions of FAS 123, the fair value of employee stock options granted during fiscal 1999, 1998 and 1997 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:


                                                                 YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------
                                                        1999               1998              1997
                                                  -----------------  ----------------- ------------------
     Volatility range.............................          113%               171%      64.0% - 66.9%
     Risk-free interest rate range................   4.6% - 6.2%        4.2% - 5.6%        5.7% - 6.7%
     Dividend yield...............................            0%                 0%                 0%
     Expected option term.........................         4 yrs              4 yrs              4 yrs


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

NOTE 5--INCOME TAXES:

         The components of income (loss) before income taxes are as follows (in thousands):


                                                              YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                        1999         1998          1997
                                                     ------------  ------------  -----------
United States.....................................    $  (3,705)     $ (4,241)    $ (2,286)
United Kingdom and other countries................       (7,570)        6,446       (9,092)
                                                     ============  ============  ===========
                                                      $ (11,275)     $  2,205     $(11,378)
                                                     ============  ============  ===========


         The components of the provision (benefit) for income taxes are as follows (in thousands):


                                                              YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                        1999          1998          1997
                                                     ------------  ------------  -----------
Current:
     U.S. federal.................................    $      -       $   (76)      $  174
     U.S. state and local.........................          18           100            -
     United Kingdom and other countries...........      (1,334)        1,759         (894)
                                                     ------------  ------------  -----------
          Total current...........................      (1,316)        1,783         (720)
                                                     ------------  ------------  -----------
Total provision (benefit).........................    $ (1,316)      $ 1,783       $ (720)
                                                     ============  ============  ===========


                              INSIGNIA SOLUTIONS PLC
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--INCOME TAXES: (CONTINUED)

         A reconciliation of the Company's effective tax rate to the U.S. federal statutory rate follows:


                                                             YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                         1999          1998          1997
                                                     -------------  -----------  ------------
U.S. federal statutory rate........................       (34.0)%      (34.0)%       (34.0)%
State and local taxes, net of U.S. federal benefit.         0.2          4.5             -
Foreign income taxes at other than U.S. rate.......       (11.9)        86.4          (6.3)
Utilization of operating loss carryforwards........           -        (10.0)            -
Reserve for net deferred tax assets................        34.0         34.0          34.0
                                                     -------------  -----------  ------------
     Effective tax rate............................       (11.7)%       80.9%         (6.3)%
                                                     =============  ===========  ============


         Deferred tax assets were comprised of the following (in thousands):


                                                                          YEAR ENDED DECEMBER 31,
                                                                     1999           1998         1997
                                                                 -------------  ------------  -----------
Net operating loss carryforwards...............................     $  9,456       $  6,947     $  4,342
Tax credit carryforwards.......................................        1,120          1,082          789
Sales return allowance.........................................           13            384          684
Accrued expenses, allowance and other temporary differences....          261            657        1,584
                                                                  ------------  ------------  ------------
Net deferred tax assets before valuation allowance.............       10,850          9,070        7,399
Deferred tax asset valuation allowance.........................      (10,850)        (9,070)      (7,399)
                                                                  ------------  ------------  ------------
Net deferred taxes.............................................     $     -        $    -       $     -
                                                                  ============   ============ ============


         At December 31, 1999, the Company had net operating loss carryforwards of approximately $26.0 million, $12.0 million and $3.0 million for U.S. Federal, State and United Kingdom tax purposes, respectively. If unutilized, these net operating loss carryforwards will completely expire in 2019, 2004 and unlimited, respectively. Should the Company incur substantial changes in ownership, the U.S. federal and state net operating losses may be subject to an annual utilization limitation.

         At December 31, 1999, the Company's deferred tax assets relate primarily to its United States operations. Management believes that, based on such factors as recent and potential fluctuations in operating results, it is more likely than not that the United States operations will not generate sufficient future taxable income, and thus a full valuation allowance has been recorded at December 31, 1999. If the Company generates taxable income in future years, the valuation allowance may be reduced, which correspondingly may reduce the Company's tax provision.

NOTE 6--EMPLOYEE PENSION PLANS:

         The Company has a 401(k) plan covering all of its U.S. employees and a defined contribution pension plan covering all its United Kingdom employees. Under both of these plans, employees may contribute a percentage of their compensation and the Company makes certain matching contributions. Both the employees' and the Company's contributions are fully vested and nonforfeitable at all times. The assets of both these plans are held separately from those of the Company in independently managed and administered funds. The Company's contributions to these plans aggregated $202,000 in 1999, $182,000 in 1998 and $315,000 in 1997.

                              INSIGNIA SOLUTIONS PLC
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--NET INCOME (LOSS) PER SHARE:


                                                                YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------
                                                        1999              1998              1997
                                                    -------------     -------------     -------------
                                                          (in thousands, except per share data)

Net income (loss)                                     $ (9,959)          $   422         $ (10,658)
                                                    =============     =============     =============

CALCULATION OF BASIC NET INCOME (LOSS) PER SHARE:
Weighted average number of shares
  outstanding used in computation                       12,883            12,159            11,690
                                                    =============     =============     =============
Basic net income (loss) per share                     $  (0.77)          $  0.03         $   (0.91)
                                                    =============     =============     =============

CALCULATION OF DILUTED NET INCOME (LOSS) PER SHARE:
Weighted average number of shares
  outstanding used in computation                       12,883            12,159            11,690
Net effect of dilutive stock options, warrants
  and convertible securities outstanding                    -                219                -
                                                    -------------     -------------     -------------
Weighted average number of shares
  and share equivalents                                 12,883            12,378            11,690
                                                    =============     =============     =============
Diluted net income (loss) per share                   $  (0.77)          $  0.03         $   (0.91)
                                                    =============     =============     =============


NOTE 8--COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

     The Company is party to a number of noncancelable operating and capital lease agreements.

     Computer and other equipment under capital leases were as follows (in thousands):


                                                            YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                        1999         1998          1997
                                                     ------------  ------------  -----------
Computer and other equipment, at cost..............      $    -        $  593       $  769
Less accumulated amortization......................           -          (546)        (561)
                                                     ------------  ------------  -----------
Computer and other equipment, net..................      $    -        $   47       $  208
                                                     ============  ============  ===========


                            INSIGNIA SOLUTIONS PLC
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--COMMITMENTS AND CONTINGENCIES: (CONTINUED)

        Amortization of leased computers and other equipment under capital leases was $47,000, $50,000 and $252,000 in 1999, 1998 and 1997, respectively.

        The following are future minimum payments under operating leases as of December 31, 1999 (in thousands):


                                                                      OPERATING
                                                                        LEASES
                                                                     ------------
Year ending December 31,
2000................................................................   $   687
2001................................................................       629
2002................................................................       968
2003................................................................       402
2004................................................................       361
Thereafter..........................................................     3,118
                                                                     -------------
Total minimum lease payments........................................   $ 6,165
                                                                     =============


         Operating lease commitments above are net of sublease income of $800,000, $760,000 and $180,000 in 2000, 2001 and 2002, respectively. The rental expense under all operating leases was $763,000, $791,000 and $921,000 in 1999, 1998 and 1997, respectively. Rental expense was net of sublease rental income of $800,000 in 1999, $559,000 in 1998 and $407,000 in 1997.

ROYALTY AGREEMENT

         In the first quarter of 1999, the Company signed a five-year agreement with Sun Microsystems, Inc. ("Sun"), under which Sun established the Company as a Sun Authorized Virtual Machine provider. The agreement also grants the Company immediate access to the Java compatibility test suite and the Java technology source code. The agreement includes technology sharing and compatibility verification. Under the agreement, the Company will pay Sun a per unit royalty on each Jeode-enabled OEM product shipped by the Company's customers, plus a royalty on all development licenses between the Company and its customers. If the agreement with Sun terminates or expires without renewal, the Company would not be able to market the Company's Jeode product line.

         The Company had a non-exclusive, worldwide license from Microsoft ("Microsoft Distribution Agreement") to reproduce, adapt and distribute the currently available versions of Windows and MS-DOS that were included as a component of the Company's SoftWindows products. The Company paid Microsoft a per unit royalty for copies of the Company's products sold that included a version of Windows and MS-DOS. The Microsoft Distribution Agreement expired on October 31, 1999. The Company did not renew the agreement.

EMPLOYMENT AGREEMENTS

         The Company has entered into two employment agreements with key executives which would require the Company to continue to pay salary for up to one year if any of these employees is terminated under certain circumstances as specified in the agreements.

                            INSIGNIA SOLUTIONS PLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--SEGMENT REPORTING:

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

         The Company operates in a single industry segment providing virtual machine technology which enables software applications to be run on various computer platforms. In 1999, Quantum Corporation accounted for 23% of total revenues. In 1998, Ingram Micro U.S. and Sun Microsystems Inc. each accounted for 27% of total revenues. In 1997, Silicon Graphics, Inc. accounted for 19% of total revenues. No other customer accounted for 10% or more of the Company's total revenues during 1999, 1998 or 1997.

GEOGRAPHIC INFORMATION

         Financial information by geographical region is summarized below (in thousands):


                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                  1999           1998           1997
                                               ------------   ------------   ------------
Revenues from unaffiliated customers:
     United States...........................    $ 6,203       $ 11,960       $ 32,458
     International...........................        634          2,136          6,411
                                               ------------   ------------   ------------
Consolidated.................................    $ 6,837       $ 14,096       $ 38,869
                                               ============   ============   ============
Intercompany revenues:
     United States...........................    $   406       $  1,637       $  4,929
     International...........................        880          1,280          3,250
                                               ------------   ------------   ------------
Consolidated.................................    $ 1,286        $ 2,917        $ 8,179
                                               ============   ============   ============
Operating loss:
     United States...........................    $(3,389)       $(4,168)       $(2,005)
     International...........................     (8,266)        (9,498)        (9,877)
                                               ------------   ------------   ------------
Consolidated.................................   $(11,655)      $(13,666)      $(11,882)
                                               ============   ============   ============
Identifiable assets:
     United States...........................    $  3,321       $  4,366       $ 13,380
     International...........................      24,207         26,077         21,162
     Intercompany items and eliminations.....     (14,244)        (9,432)        (9,085)
                                               ------------   ------------   ------------
Consolidated.................................    $ 13,284       $ 21,011       $ 25,457
                                               ============   ============   ============
Long-lived assets:
     United States...........................    $    470       $    794       $  1,573
     International...........................      14,974         10,344         10,347
     Intercompany items and eliminations.....     (14,244)        (9,432)        (9,085)
                                               ------------   ------------   ------------
Consolidated.................................    $  1,200       $  1,706       $  2,835
                                               ============   ============   ============


         All of the international revenues and substantially all of the international identifiable assets relate to the Company's operations in the United Kingdom. Intercompany sales are accounted for at prices intended to approximate those that would be charged to unaffiliated customers.

                          INSIGNIA SOLUTIONS PLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--SEGMENT INFORMATION: (CONTINUED)

         Revenues from United States operations included export sales of $402,000, $1,290,000 and $3,087,000 in 1999, 1998 and 1997, respectively, which were primarily to customers in Asia and Australia.

         Revenue reports based on geographic area were prepared for the first time in fiscal 1998. Management believes that, given its systems' constraints, the cost to develop comparative segment information for prior years would be excessive. Accordingly, comparative information for 1997 will not be presented.

         Revenue by geographic area for the year ended December 31, 1999 is as follows (in thousands):


                        U.S.           U.S. EXPORTS          EUROPE             TOTAL
                    --------------    ---------------     --------------    ---------------
OEM                     $ 2,050             $    -             $    -           $  2,050
Distributor               3,505                388                506              4,399
End user                    210                 14                124                348
Other                        36                  -                  4                 40
                    --------------    ---------------     --------------    ---------------
Total                   $ 5,801            $   402            $   634           $  6,837
                    ==============    ===============     ==============    ===============
Percentage of
total revenue                85%                 6%                 9%               100%
                    ==============    ===============     ==============    ===============


         Revenue by geographic area for the year ended December 31, 1998 is as follows (in thousands):


                         U.S.           U.S. EXPORTS          EUROPE             TOTAL
                    --------------    ---------------     --------------    ---------------
Distributor             $ 9,525           $  1,306           $  2,119           $ 12,950
End user                  1,033                  -                  9              1,042
Other                        96                  -                  8                104
                    --------------    ---------------     --------------    ---------------
Total                   $10,654           $  1,306            $ 2,136           $ 14,096
                    ==============    ===============     ==============    ===============
Percentage of
total revenue                76%                 9%                15%               100%
                    ==============    ===============     ==============    ===============


         There were no European countries that accounted for more than 10% of total revenue.

NOTE 10--PRIVATE PLACEMENT AND WARRANTS:

         In December 1999, the Company issued 1,063,515 Ordinary Shares in ADS form at a price of $4.23 per share through a private placement. The Company received $4.5 million less offering expenses totaling $0.4 million. Along with ADSs, the Company also issued to the purchasing shareholders warrants that entitle the purchasing shareholders to purchase a total of 319,054 ADSs at an exercise price of $5.29 per ADS. As described below, the exercise price and the number of ADSs issuable under the warrants are subject to various adjustments. In addition, the Company may issue additional warrants that entitle the purchasing shareholders to purchase ADSs at par value on designated adjustment dates in the future.

                             INSIGNIA SOLUTIONS PLC
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10-- PRIVATE PLACEMENT AND WARRANTS: (CONTINUED)

         The purchasing shareholders received warrants to purchase three ADSs for every 10 ADSs they purchased. The exercise price of the warrants was set at 125% of the original per ADS purchase price or $5.29.

         The warrants contain anti-dilution provisions designed to protect the purchasing shareholder if the Company sells or is deemed to sell any shares at below market price during the term of the warrants, which ends on December 9, 2004.

         In addition, under the terms of the warrants, if at least $4.75 million of the $6.1 million in funds held in escrow by Citrix Systems, Inc. on December 9, 1999 is not released to the Company by July 10, 2000, the exercise price of the warrants will be adjusted to the market price on that date, if that market price is lower than $5.29 per share. In February, 2000, $1.0 million was released from escrow to the Company. As part of the warrant agreement, the holders of the warrants may be entitled to cash payments upon the occurrence of certain Major Transactions, as defined, including change of control provisions. Cash payments are determined in a methodology described in the agreement. Such methodology is impacted by market prices.

         The additional warrants entitle the purchasing shareholders to purchase ADSs at par value if the average of the closing bid price of the ADSs over ten days before an adjustment date is less than $4.23. The adjustment dates are: the effective date of a registration statement for the shares issued in this private placement, 4 months after the effective date of the registration statement, and 8 months after the effective date of the registration statement.

         If the Company completes an underwritten public offering with net proceeds of at least $25 million and a per ADS price of at least $7.02 before either 4 months or 8 months after the effective date of the registration statement, then the right to the related adjustment date terminates. If the registration statement is not effective by May 10, 2000, then the first adjustment date will be May 10, 2000 and there will be an adjustment date each month thereafter until the registration statement is effective. In addition, if at least $4.75 million of funds held in escrow by Citrix Systems, Inc. is not released to the Company by March 10, 2000, the purchasing shareholders will have an adjustment date on that date and each month after that, until the earlier of the date the funds are released from the escrow or December 10, 2000. In February 2000, $1.0 million was released from escrow to the Company.

         On any adjustment date the purchasing shareholders will be entitled to purchase additional ADSs at par value. The number of ADSs issuable to the purchasing shareholders following an adjustment date is determined under a formula. The following table illustrates the number of ADSs issuable upon exercise of the additional warrants and the percentage ownership that each represents, assuming: the average bid price is 100%, 75%, 50%, 29.136% and 25% of the $4.23 price determined when the warrants were issued; the number of Ordinary shares outstanding is the number outstanding on February 9, 2000, which is 14,063,206; there was no adjustment of the number of ADSs issuable upon exercise of the warrants; and the exchange rate remains at $1.60 per UK pound sterling.


      PERCENT OF BID PRICE      ADSS ISSUABLE        ADSS ISSUED AS A PERCENTAGE OF
      --------------------      -------------        TOTAL ORDINARY SHARES IN ISSUE
                                                             AFTER ISSUANCE
                                                             --------------
          100% ($4.23)                    0                          0%
         75% ($3.1725)              394,274                       2.73%
         50% ($2.1115)            1,253,111                       8.18%
      29.136% ($1.232)            3,493,852                      19.90%
         25% ($1.0575)            4,574,917                      24.55%


         The Company obtained a third-party valuation to allocate fair value to amounts received from the private placement between the Ordinary Shares and the warrants. The amount allocated to mandatorily redeemable warrants totaled $1.440 million, of which $0.590 million was allocated to the warrant, and $0.850

                                  INSIGNIA SOLUTIONS PLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--PRIVATE PLACEMENT AND WARRANTS: (CONTINUED)

million was allocated to the additional warrant. Of the remaining net proceeds received, $2.619 million was allocated to mandatorily redeemable capital, of which $0.340 million will be classified as Ordinary Shares and $2.279 million will be classified as additional paid-in capital once the Company completes an effective registration statement and it obtains certain lockup agreements from its directors and executive officers. The Company expects the registration to be effective within a short time of filing this 10-K.

         Under the terms of the private placement, the Company is required to file a registration statement for the shares and warrants issued. If the registration statement is not effective by April 9, 2000 the Company would be subject to monetary penalties payable to the purchasing shareholders. These penalties continue until the registration statement is effective. At December 31, 1999 the registration statement was not effective. Accordingly, as a result of this redemption feature, the Company has classified net proceeds from the private placement outside of shareholders' equity at year end.

         Amounts classified as warrants will remain outside of shareholders' equity for the life of the warrant or until they are exercised, whichever occurs first. This classification reflects certain potential cash payments that may occur, should the Company complete a major transaction, such as a takeover, during the life of the warrants.

NOTE 11--CONVERTIBLE PROMISSORY NOTE:

         On October 20, 1999, the Company signed a convertible promissory note in favor of Quantum Corporation ("Quantum") for $1.0 million. The note is convertible at Quantum's option to the Company's shares any time during the lifetime of the note. The initial conversion price is $4.28 per share with adjustment clauses for stock splits, reverse stock splits and certain offerings. All unpaid principal with any unpaid interest, accrued at 8% per annum, compounded quarterly, is due and payable on December 31, 2000. The Company has the option to prepay the note in whole or in part upon 30 days written notice to Quantum.

NOTE 12--NTRIGUE:

         On February 5, 1998 the Company completed the disposal of its NTRIGUE technology to Citrix Systems Inc. ("Citrix") for $17.7 million. As part of the disposal, the Company transferred 45 employees to Citrix, of which 43 were development engineers.

         Under the terms of the disposal agreement $9.0 million was paid to the Company in cash on February 5, 1998, and the remainder is being held in escrow for the sole purpose of satisfying any obligations to Citrix arising from or in connection with an event against which the Company would be required to indemnify Citrix. Of this amount, $2.5 million, $0.9 million and $1.0 million were released to the Company in February 1999, August 1999 and February 2000.

         On January 29, 1999, the Company received an indemnity claim from Citrix Systems, Inc. ("Citrix") for an amount estimated by Citrix to not exceed $6.25 million. The claim was made in relation to the Asset Purchase Agreement between the Company and Citrix under which Citrix purchased the Company's NITRIGUE product line in February 1998.

         Citrix's indemnity claim is based on assertions made by GraphOn Corporation ("GraphOn") in January of 1998 and a declaratory relief action that Citrix filed against GraphOn in November 1998 in the United States District Court, Southern District of Florida. Citrix's action against GraphOn seeks a declaratory judgement that Citrix does not infringe any GraphOn proprietary rights and that Citrix has not misappropriated any trade secrets or breached an agreement to which GraphOn is a party. Citrix filed the

                                  INSIGNIA SOLUTIONS PLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--NTRIGUE: (CONTINUED)

action in response to and to resolve assertions first made by GraphOn, and disclosed to Citrix in January 1998, that the Company may have used GraphOn's confidential information to develop certain of the Company's products, possibly including products the Company sold to Citrix in February 1998. The Court dismissed the complaint, but Citrix has subsequently filed an appeal. The Company believes that any misappropriation or similar assertions by GraphOn are without merit or basis. Accordingly, the Company contests Citrix's indemnity claim.

         On October 4, 1999, the Company filed a suit against Citrix and GraphOn in the Superior Court of the State of California, County of Santa Clara, relating to the misappropriation assertions of GraphOn's and Citrix's refusal to release funds still remaining in escrow and breach of a Cooperation Agreement between the parties. Subsequent to the filing of the lawsuit, Citrix agreed to release $1.0 million from the escrow, leaving a balance of $5.1 million. GraphOn answered the complaint, and claimed it had not made any claims of misappropriation against Insignia or Cirtix. The case is pending.

         On March 15, 2000, GraphOn announced it had filed a suit against Citrix and the Company in the Superior Court of the State of California, County of Santa Clara, alleging trade secret misappropriation and breach of contract arising out of the same facts and circumstances set forth in the Company's action against GraphOn. GraphOn has not yet served its complaint. The Company believes GraphOn's claims are without merit. The case is pending.

NOTE 13--SUBSEQUENT EVENTS:

         On March 20, 2000, the Company entered into a binding agreement with a director whereby he would provide the Company a $5.0 million line of credit with a commitment fee of four points based upon the total amount of the line and drawdown/termination fee of two points for the first drawdown or termination. The interest rate on amounts drawn down is at prime plus 2% until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash at the repayment date. Full repayment of any outstanding loan is due on March 20, 2001.

                                 INSIGNIA SOLUTIONS PLC
                                       SCHEDULE II
                            VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT
                                                 BEGINNING                          DEDUCTIONS      BALANCE AT END
                                                 OF PERIOD         ADDITIONS       (WRITE-OFFS)       OF PERIOD
                                              ----------------- ----------------- ---------------- -----------------
                                                                    (in thousands)
Allowance for doubtful accounts:
Year ended December 31, 1999                  $            459  $             63   $         (464)  $             58
Year ended December 31, 1998                  $            344  $            209   $          (94)  $            459
Year ended December 31, 1997                  $            298  $             94   $          (48)  $            344

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
  and Shareholders of Insignia Solutions plc:

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Insignia Solutions plc and its subsidiaries (the "Company") at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP
-----------------------------
San Jose, California
January 20, 2000, except Note 13
 which is dated as of March 21, 2000

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.



                                      INSIGNIA SOLUTIONS PLC

                                      By: /s/Richard M. Noling
                                      -----------------------------------------
                                      President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                      SIGNATURE                                    CAPACITY                       DATE


/s/Richard M. Noling                                   President, Chief Executive         March 23, 2000
---------------------------------                      Officer, and a Director
Richard M. Noling                                      (Principal Executive Officer,
                                                       and Director)


/s/Stephen M. Ambler                                   Chief Financial Officer,           March 23, 2000
---------------------------------                      Company Secretary and Senior
Stephen M. Ambler                                      Vice President (Principal
                                                       Financial Officer and Principal
                                                       Accounting Officer)

ADDITIONAL DIRECTORS:


                                                       Director                           March 23, 2000
---------------------------------
Albert E. Sisto

/s/ Vincent S. Pino                                    Director                           March 23, 2000
---------------------------------
Vincent S. Pino

/s/ Nicholas, Viscount Bearsted                        Director                           March 23, 2000
---------------------------------
Nicholas, Viscount Bearsted

/s/ David G. Frodsham                                  Director                           March 23, 2000
---------------------------------
David G. Frodsham

                                       INDEX TO EXHIBITS

         The following exhibits are filed as part of this Report:

  EXHIBIT
  NUMBER                             EXHIBIT TITLE
           -------------------------------------------------------------------------------------------------------
       2.01 -- Asset Purchase Agreement dated as of January 10, 1998, by and among Citrix Systems, Inc., Citrix Systems UK
               Limited and Insignia Solutions plc. (7)**
       2.02 -- Amendment No. 1 to Asset Purchase Agreement dated as of February 5, 1998, by and among Citrix Systems, Inc.,
               Citrix Systems UK Limited and Insignia Solutions plc. (7)**
       3.02 -- Registrant's Articles of Association. (1)
       3.04 -- Registrant's Memorandum of Association. (1)
       4.01 -- Form of Specimen Certificate for Registrant's Ordinary Shares. (1)
       4.02 -- Registration Rights Agreement, dated as of June 5, 1992, as amended. (1)
       4.03 -- Deposit Agreement between Registrant and The Bank of New York. (2)
       4.04 -- Form of American Depositary Receipt (included in Exhibit 4.03). (2)
      10.01 -- Registrant's 1986 Executive Share Option Scheme, as amended, and related documents. (1)*
      10.02 -- Registrant's 1988 U.S. Stock Option Plan, as amended, and related documents. (1)*
      10.03 -- Registrant's 1995 Incentive Stock Option Plan for U.S. Employees and related documents. (6)*
      10.05 -- Insignia Solutions Inc. 401(k) Plan. (1)*
      10.06 -- Registrant's Small Self-Administered Pension Plan Definitive Deed and Rules. (1)*
      10.10 -- Executive's Employment Agreement dated January 1, 1993 between Registrant and George Buchan. (1)*
      10.14 -- Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (1)*
      10.15 -- Lease Agreement between Insignia Solutions Inc. and Shoreline Investments I dated March 10, 1993. (1)
      10.16 -- Lease between Registrant and The Standard Life Assurance Company dated November 3, 1992 and related documents. (1)
      10.17 -- License Agreement between Insignia Solutions Inc. and Microsoft Corporation dated January 1, 1991, as amended. (1)**
      10.21 -- Distribution Agreement between Insignia Solutions Inc. and Micro D, Inc. dated October 27, 1988, as amended. (1)**
      10.22 -- Form of Indemnification Agreement entered into between Insignia Solutions Inc. and each of Registrant's directors and executive officers. (1)*
      10.25 -- Authorized International Master Distributor Agreement between Insignia Solutions Inc. and Mitsubishi Corporation dated May 16, 1995, as amended. (2)**
      10.27 -- Microsoft Software Distribution License Agreement for Desktop Operating Systems dated March 1, 1996, between
               Microsoft Corporation and Insignia Solutions Inc. (4)**
      10.28 -- U.K. Employee Share Option Scheme 1996, as amended. (6)*
      10.29 -- License and Distribution Agreement effective February 24, 1995, between Silicon Graphics, Inc. and Insignia
               Solutions Inc., as amended. (3)**
      10.30 -- Amendment Number 1 and Amendment Number 2 to Microsoft OEM License Agreement for Desktop Operating Systems between the Company and Microsoft Corporation. (5)**
      10.33 -- Employment Agreement effective March 25, 1997 between Registrant and Richard M. Noling. (6)*
      10.34 -- Consulting Agreement effective April 1, 1997 between Registrant and Nicholas, Viscount Bearsted. (6)*
      10.35 -- Volume Purchase Agreement dated as of September 29, 1997 between Registrant and Silicon Graphics, Inc. (6)
      10.36 -- Source Code License and Binary Distribution Agreement dated as of September 29, 1997 between Registrant and Silicon
               Graphics, Inc. (6)
      10.37 -- Amendment Number 4 dated March 15, 1998 to Microsoft OEM License Agreement for Desktop Operating Systems between the Company and Microsoft Corporation. (8)


  EXHIBIT
  NUMBER                                            EXHIBIT TITLE
           ----------------------------------------------------------------------------------------------------------------------
      10.38 -- Lease Agreement between Insignia Solutions, Inc. and Lincoln-Whitehall Pacific, LLC, dated December 22, 1997. (8)
      10.39 -- Trademark License between Insignia Solutions, Inc. and Microsoft Corporation dated March 16, 1998. (8)
      10.40 -- Distribution Agreement between Insignia Solutions, Inc. and Sun Microsystems, Inc. dated December 24, 1997. (8)**
      10.41 -- Microsoft License Agreement for Desktop Operating System Products dated October 1, 1998 between Microsoft Licensing,
               Inc. and Insignia Solutions, Inc. (9)**
      10.42 -- Registrant's 1995 Employee Share Purchase Plan, as amended. (9)*
      10.43 -- Promissory Note dated July 1, 1998 between Insignia Solutions, Inc. and David Winterburn. (9)*
      10.44 -- Lease agreements(s) between Insignia Solutions plc and Comland Industrial and Commercial Properties Limited dated
               August 12th, 1998 for the Apollo House premises and the Saturn House premises. (10)
      10.45 -- Consulting agreement between Insignia Solutions Inc. and Albert Sisto dated December 28, 1998. (10)*
      10.46 -- Technology License and Distribution Agreement between Sun Microsystems, Inc. and Insignia Solutions plc. dated
               March 3, 1999. (11)
      10.47 -- Registrant's 1995 Employee Share Purchase Plan, as amended. (12)*
      10.48 -- Registrant's U.K. Employee Share Option Scheme 1996, as amended. (13)*
      10.49 -- Registrant's 1995 Incentive Stock Option Plan for U.S. Employees, as amended. (14)*
      10.50 -- License, Distribution, and Asset Purchase Agreement between Insignia Solutions, Inc., Insignia Solutions plc, and
               FWB Software, LLC dated October 6, 1999.
      21.01 -- List of Registrant's subsidiaries. (2)
      27.01 -- Financial Data Schedule.

     *   Management contract or compensatory plan.
     ** Confidential treatment has been granted with respect to certain portions of this agreement. Such portions were omitted from this filing and filed separately with the Securities and Exchange Commission.

(1)      Incorporated by reference to the exhibit of the same number from Registrant's Registration Statement on Form F-1 (File
         No. 33-98230) declared effective by the Commission on November 13, 1995.
(2)      Incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(3)      Incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
(4)      Incorporated by reference to Exhibit 10.27 from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
         1996.
(5)      Incorporated by reference to Exhibit 10.30 from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
         1997.
(6)      Incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
(7)      Incorporated by reference to the exhibit of the same number from Registrant's Current Report on Form 8-K dated
         February 5, 1998.
(8)      Incorporated by reference to the exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(9)      Incorporated by reference to the exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(10)     Incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
(11)     Incorporated by reference to Exhibit 10.46 from Registrant's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1999.
(12)     Incorporated by reference to Exhibit 10.47 from Registrant's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1999.
(13)     Incorporated by reference to Exhibit 10.48 from Registrant's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1999.
(14)     Incorporated by reference to Exhibit 10.49 from Registrant's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1999.