Form 10-Q
period 2000-03-31
INSIGNIA SOLUTIONS PLC
filed 2000-05-15
CIK 1002390

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 8, 2000, there were 14,206,576 Ordinary shares of L0.20 each nominal value, outstanding.

                                           INSIGNIA SOLUTIONS PLC

                                       PART 1 - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS:

               Condensed Consolidated Balance Sheet at March 31, 2000
               and December 31, 1999.............................................................................3

               Condensed Consolidated Statement of Operations for the three months ended March 31, 2000 and 1999.....................................................................4

               Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2000 and 1999.....................................................................5

               Notes to Unaudited Condensed Consolidated Financial Statements....................................6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS........................................................................14

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................23

                                       PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS................................................................................24

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.................................................................24

SIGNATURES     .................................................................................................26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             INSIGNIA SOLUTIONS PLC
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                   March 31,             December 31,
                            ASSETS                                    2000                   1999
                                                               -------------------    -------------------
Current assets:
          Cash and cash equivalents                                    $ 1,975                $ 4,677
          Restricted cash                                                  120                    120
          Cash and cash equivalents held in escrow                           -                  1,000
          Accounts receivable, net of allowances
              of $88 and $91, respectively                               2,002                    189
          Prepaid and other current assets                               1,121                  1,038
                                                               -------------------    -------------------
             Total current assets                                        5,218                  7,024

          Property and equipment, net                                      560                    625
          Cash and cash equivalents held in escrow                       5,130                  5,060
          Restricted cash                                                  250                    250
          Other noncurrent assets                                          325                    325
                                                               -------------------    -------------------
                                                                       $11,483                $13,284
                                                               ===================    ===================

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                $   820                $   707
       Accrued liabilities                                               1,846                  1,661
       Accrued royalties                                                 2,430                  2,327
       Income taxes payable                                                184                    188
       Deferred revenue                                                  1,787                  1,349
       Convertible debt                                                  1,034                  1,013
                                                               -------------------    -------------------
             Total current liabilities                                   8,101                  7,245
                                                               -------------------    -------------------

Contingencies (Note 6)

Mandatorily redeemable capital                                               -                  2,619
Mandatorily redeemable warrants                                          1,440                  1,440
                                                               -------------------    -------------------
          Total mandatorily redeemable                                   1,440                  4,059
                                                               -------------------    -------------------

Shareholders' equity:
       Preferred shares                                                      -                      -
       Ordinary shares                                                   4,681                  4,304
       Additional paid-in capital                                       37,849                 35,106
       Accumulated deficit                                             (40,127)               (36,969)
       Cumulative currency translation adjustment                         (461)                  (461)
                                                               -------------------    -------------------
             Total shareholders' equity                                  1,942                  1,980
                                                               -------------------    -------------------
                                                                       $11,483                $13,284
                                                               ===================    ===================

                             See accompanying notes

                             INSIGNIA SOLUTIONS PLC
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                                                                    Three months ended
                                                                                        March 31,
                                                                          ---------------------------------------
                                                                               2000                    1999
                                                                          ----------------        ---------------
Net revenues:
       License                                                                  $ 1,243                $ 2,180
       Service                                                                      268                    128
                                                                          ----------------        ---------------
              Total net revenues                                                  1,511                  2,308
                                                                          ----------------        ---------------

Cost of net revenues:
       License                                                                      570                  1,093
       Service                                                                      191                    178
                                                                          ----------------        ---------------
              Total cost of net revenues                                            761                  1,271
                                                                          ----------------        ---------------
              Gross margin                                                          750                  1,037
                                                                          ----------------        ---------------

Operating expenses:
       Sales and marketing                                                        1,292                  1,628
       Research and development                                                   1,454                  1,615
       General and administrative                                                   945                    978
                                                                          ----------------        ---------------
              Total operating expenses                                            3,691                  4,221
                                                                          ----------------        ---------------
              Operating loss                                                     (2,941)                (3,184)

Interest income (expense), net                                                     (220)                   155
Other income (expense), net                                                           8                    (47)
                                                                          ----------------        ---------------
              Loss before income taxes                                           (3,153)                (3,076)

Provision for income taxes                                                            5                     40
                                                                          ----------------        ---------------
              Net loss                                                         $ (3,158)              $ (3,116)
                                                                          ================        ===============
Net loss per share:
              Basic                                                            $  (0.22)              $  (0.25)
                                                                          ================        ===============
              Diluted                                                          $  (0.22)              $  (0.25)
                                                                          ================        ===============
Weighted average equivalent shares:
              Basic                                                              14,089                 12,690
                                                                          ================        ===============
              Diluted                                                            14,089                 12,690
                                                                          ================        ===============

                             See accompanying notes

                             INSIGNIA SOLUTIONS PLC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                                Three months ended
                                                                                     March 31,
                                                                           ------------------------------
                                                                               2000              1999
                                                                           -------------     -------------
Cash flows from operating activities:

    Net loss                                                                  $(3,158)          $(3,116)

       Adjustments to reconcile net income (loss) to net cash used in operating activities:

        Depreciation                                                              117               176
        Other                                                                     (50)                -
        Net changes in assets and liabilities:

               Accounts receivable, net                                        (1,813)              689
               Prepaid and other current assets                                   (83)               92
               Other noncurrent assets                                              -                57
               Accounts payable                                                   113              (761)
               Accrued liabilities                                                185               (39)
               Accrued royalties                                                  103            (2,712)
               Income taxes                                                        (4)              (34)
               Deferred revenue                                                   438               (34)
               Convertible debt                                                    21                 -
                                                                           -------------     -------------
                Net cash used in operating activities                          (4,131)           (5,682)
                                                                           -------------     -------------
Cash flows from investing activities:

    Purchases of property and equipment                                           (55)              (50)
    Proceeds from sale of product line                                              -                20
    Product line sale proceeds held in escrow                                      70              (100)
    Product line sale proceeds released from escrow                             1,000             2,500
                                                                           -------------     -------------
                Net cash provided by investing activities                       1,015             2,370
                                                                           -------------     -------------
Cash flows from financing activities:

    Payments made under capital leases                                              -               (14)
    Proceeds from issuance of shares, net                                         414               105
                                                                           -------------     -------------
                Net cash provided by financing activities                         414                91
                                                                           -------------     -------------
Net decrease in cash and cash equivalents                                      (2,702)           (3,221)
Cash and cash equivalents at beginning of the period                            4,677             6,798
                                                                           -------------     -------------
Cash and cash equivalents at end of the period                                $ 1,975           $ 3,577
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

Insignia Solutions plc's ("Insignia") condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the prior eight quarters, Insignia has incurred an aggregate loss from operations totaling $24.9 million. At March 31, 2000, Insignia's working capital deficit totaled $2.9 million, compared to working capital of $0.2 million at March 31, 1999.

Insignia continues to face significant risks associated with the successful execution of its new product strategy. These risks include, but are not limited to continued technology and product development, introduction and market acceptance of new products, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace and retention of key personnel. Due to the generally longer sales cycles associated with the Jeode platform, Insignia does not currently have accurate visibility of future order rates and demand for its products generally. There can be no assurance that Jeode platform products will achieve market acceptance.

Insignia believes that with the $5.0 million line of credit, entered into on March 20, 2000 and expected cash flow from operations, Insignia will have sufficient funds to meet Insignia's operating and capital requirements through the end of fiscal year 2000. However, if additional funds are needed there can be no assurance that Insignia will be able to obtain additional funding on acceptable terms or at all. The failure to raise additional funds, if needed, on a timely basis and on sufficiently favorable terms could have a material adverse effect on Insignia's business, operating results and financial condition. Insignia's liquidity may also be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses. Moreover, Insignia's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could thererfore result in a disproportionate decrease in results of operations. In addition, Insignia, which is listed on the Nasdaq National Markets, was not in compliance with Nasdaq's continued listing requirements on net tangible assets at March 31, 2000.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on December 31, 2000.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, included in Insignia Solutions plc's ("Insignia") 1999 Form 10-K.

NOTE 2.  INCOME TAXES

Insignia's provision for income taxes for the three months ended March 31, 2000, primarily represents certain U.S. taxes. Insignia accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Insignia's financial statements or tax returns. In estimating future tax consequences, Insignia generally considers all expected future events other than enactments of changes in the tax law or rates.

NOTE 3.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted net income
(loss) per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period. Ordinary equivalent shares consist of warrants and stock options (using the treasury stock method). Ordinary equivalent shares are excluded from the computation, if their effect is antidilutive.

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments
- Deferral of the Effect Date of SFAS Statement No. 133" ("SFAS 137"). SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. Insignia will adopt SFAS 133 in 2001. Insignia expects the adoption of SFAS 133 will not affect results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. Insignia does not believe SAB 101 will have a material impact on the financial statements.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did and will not have a material impact on the financial statements.

NOTE 5.  CONTINGENCIES

On February 5, 1998 Insignia completed the disposal of its NTRIGUE technology to Citrix Systems Inc. ("Citrix") for $17.7 million. As part of the disposal, Insignia transferred 45 employees to Citrix, of which 43 were development engineers.

Under the terms of the disposal agreement $9.0 million was paid to Insignia in cash on February 5, 1998, and the remainder was being held in escrow for the sole purpose of satisfying any obligations to Citrix arising from or in connection with an event against which Insignia would be required to indemnify Citrix. Of this amount, $2.5 million, $0.9 million and $1.0 million were released to Insignia in February 1999, August 1999 and February 2000, respectively.

On January 29, 1999, Insignia received an indemnity claim from Citrix Systems, Inc. ("Citrix") for an amount estimated by Citrix to not exceed $6.25 million. The claim was made in relation to the Asset Purchase Agreement between Insignia and Citrix under which Citrix purchased Insignia's NTRIGUE product line in February 1998.

Citrix's indemnity claim is based on assertions made by GraphOn Corporation ("GraphOn") in January of 1998 and declaratory relief action that Citrix filed against GraphOn in November 1998 in the United States District Court, Southern District of Florida. Citrix's action against GraphOn seeks a declaratory judgment that Citrix does not infringe any GraphOn proprietary rights and that Citrix has not misappropriated any trade secrets or breached an agreement to which GraphOn is a party. Citrix filed the action in response to and to resolve assertions first made by GraphOn, and disclosed to Citrix in January 1998, that Insignia may have used GraphOn's confidential information to develop certain of Insignia's products, possibly including products Insignia sold to Citrix in February 1998. The Court dismissed the complaint, but Citrix has subsequently filed an appeal. Insignia believes that any misappropriation or similar assertions by GraphOn are without merit or basis. Accordingly, Insignia contests Citrix's indemnity claim.

On October 4, 1999, Insignia filed a suit against Citrix and GraphOn in the Superior Court of the State of California, County of Santa Clara, relating to the misappropriation assertions of GraphOn's and Citrix's refusal to release funds still remaining in escrow and breach of a Cooperation Agreement between the parties. Subsequent to the filing of the lawsuit, Citrix agreed to release $1.0 million from the escrow, leaving a balance of $5.1 million. GraphOn answered the complaint, and claimed it had not made any claims of misappropriation against Insignia or Citrix. The case is pending.

On March 15, 2000, GraphOn announced it had filed a suit against Citrix and the Company in the Superior Court of the State of California, County of Santa Clara, alleging trade secret misappropriation and breach of contract arising out of the same facts and circumstances set forth in Insignia's action against GraphOn. GraphOn has not yet served its complaint. Insignia believes GraphOn's claims are without merit. The case is pending.

NOTE 6.  SEGMENT INFORMATION

Insignia adopted Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which provides for segment reporting based upon the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of Insignia's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers

Insignia operates in a single industry segment providing virtual machine technology which enables software applications and operating systems to be run on various computer platforms. In the first quarter of 2000, Index Systems Inc., a subsidiary of Gemstar International Group Limited ("Gemstar"), Compaq Computer Corporation ("Compaq"), and Quantum Corporation ("Quantum") accounted for 53%, 15% and 13% of total revenues, respectively. In the first quarter of 1999, Ingram Micro U.S., Software House International, and Mitsubishi accounted for 10%, 23% and 16% of total revenues, respectively. No other customer accounted for 10% or more of Insignia's total revenues during the first quarter of 2000 and 1999.

GEOGRAPHIC INFORMATION

Financial information by geographical region is summarized below (in thousands):

                                                        Three months ended
                                                               March 31,
                                                     ----------------------------
                                                         2000          1999
                                                     ------------- --------------
Revenues from unaffiliated customers:
     United States...........................           $  1,511       $  2,081
     International...........................                  -            227
                                                     ------------- --------------
Consolidated.................................           $  1,511       $  2,308
                                                     ============= ==============
Intercompany revenues:
     United States...........................           $      -       $    169
     International...........................                513            111
                                                     ------------- --------------
Consolidated.................................           $    513       $    280
                                                     ============= ==============
Operating loss:
     United States...........................           $   (888)      $ (1,083)
     International...........................             (2,053)        (2,101)
                                                     ------------- --------------
Consolidated.................................           $ (2,941)      $ (3,184)
                                                     ============= ==============
Identifiable assets:
     United States...........................           $  3,633       $  3,603
     International...........................             22,964         24,193
     Intercompany items and eliminations.....            (15,114)       (13,390)
                                                     ------------- --------------
Consolidated.................................           $ 11,483       $ 14,406
                                                     ============= ==============
Long-lived assets:
     United States...........................           $    422       $    635
     International...........................             20,957         14,258
     Intercompany items and eliminations.....            (15,114)       (13,390)
                                                     ------------- --------------
Consolidated.................................           $  6,265       $  1,503
                                                     ============= ==============

All of the international revenues and substantially all of the international identifiable assets relate to Insignia's operations in the United Kingdom. Intercompany sales are accounted for at prices intended to approximate those that would be charged to unaffiliated customers.

Revenues from United States operations included export sales of $103,000, and $385,000 in the first quarter 2000 and 1999, respectively, which were primarily to customers in Asia.

Revenue by geographic area for the quarter ended March 31, 2000 is as follows (in thousands):

                            U.S.           U.S. EXPORTS          EUROPE             TOTAL
                        --------------    ----------------    -------------     --------------
OEM                          $1,363                $  -             $  -             $1,363
Distributor                       7                  43                -                 50
End User                         38                  60                -                 98
Other                             -                   -                -                  -
                        --------------    ----------------    -------------     --------------
Total                        $1,408                $103             $  -             $1,511
                        ==============    ================    =============     ==============

Percentage of total
revenue                          93%                  7%               -%               100%
                        ==============    ================    =============     ==============

Revenue by geographic area for the quarter ended March 31, 1999 is as follows (in thousands):

                            U.S.           U.S. EXPORTS          EUROPE             TOTAL
                        --------------    ----------------    -------------     --------------
Distributor                 $ 1,608              $  379            $ 211            $ 2,198
End user                         64                   6               12                 82
Other                            24                   -                4                 28
                        --------------    ----------------    -------------     --------------
Total                       $ 1,696              $  385            $ 227            $ 2,308
                        ==============    ================    =============     ==============

Percentage of total
revenue                          73%                 17%              10%               100%
                        ==============    ================    =============     ==============

There were no European countries that accounted for more than 10% of total revenue.

NOTE 8.  PRIVATE PLACEMENT AND WARRANTS

In December 1999, Insignia issued 1,063,515 Ordinary Shares in ADS form at a price of $4.23 per share through a private placement. Insignia received $4.5 million less offering expenses totaling $0.4 million. Along with ADSs, Insignia also issued to the purchasing shareholders warrants that entitle the purchasing shareholders to purchase a total of 319,054 ADSs at an exercise price of $5.29 per ADS. As described below, the exercise price and the number of ADSs issuable under the warrants are subject to various adjustments. In addition, Insignia may issue additional warrants that entitle the purchasing shareholders to purchase ADSs at par value on designated adjustment dates in the future.

The purchasing shareholders received warrants to purchase three ADSs for every 10 ADSs they purchased. The exercise price of the warrants was set at 125% of the original per ADS purchase price i.e. $5.29.

The warrants contain anti-dilution provisions designed to protect the purchasing shareholder if Insignia sells or is deemed to sell any shares at below market price during the term of the warrants, which ends on December 9, 2004.

In addition, under the terms of the warrants, if at least $4.75 million of the $6.1 million in funds held in escrow by Citrix Systems, Inc. on December 9, 1999 is not released to Insignia by July 10, 2000, the exercise price of the warrants will be adjusted to the market price on that date, if that market price is lower than $5.29 per share. In February, 2000, $1.0 million was released from escrow to Insignia. As part of the warrant agreement, the holders of the warrants may be entitled to cash payments upon the occurrence of certain Major Transactions, as defined, including change of control provisions. Cash payments are determined in a methodology described in the agreement. Such methodology is impacted by market prices.

The additional warrants entitle the purchasing shareholders to purchase ADSs at par value if the average of the closing bid price of the ADSs over ten days before an adjustment date is less than $4.23. The adjustment dates are: the effective date of a registration statement for the shares issued in this private placement which was March 28, 2000, 4 months after the effective date of the registration statement, and 8 months after the effective date of the registration statement.

If Insignia completes an underwritten public offering with net proceeds of at least $25 million and a per ADS price of at least $7.02 before either 4 months or 8 months after the effective date of the registration statement, then the right to the related adjustment date terminates. In addition, if at least $4.75 million of funds held in escrow by Citrix Systems, Inc. is not released to Insignia by March 10, 2000, the purchasing shareholders will have an adjustment date on that date and each month after that, until the earlier of the date the funds are released from the escrow or December 10, 2000. In February 2000, $1.0 million was released from escrow to Insignia.

Up to the date of this 10-Q, there have been four adjustment dates. However, as calculated, the average share price of the Company on those adjustment dates has exceeded the adjustment price of $4.23 per share and consequently no adjustment has occurred.

On any adjustment date the purchasing shareholders will be entitled to purchase additional ADSs at par value. The number of ADSs issuable to the purchasing shareholders following an adjustment date is determined under a formula. The following table illustrates the number of ADSs issuable upon exercise of the additional warrants and the percentage ownership that each represents, assuming: the average bid price is 100%, 75%, 50%, 29.1358% and 25% of the $4.23 price determined when the warrants were issued; the number of Ordinary shares outstanding is the number outstanding on April 30, 2000, which is 14,206,576; there was no adjustment of the number of ADSs issuable upon exercise of the warrants; and the exchange rate remains at $1.60 per UK pound sterling.

               PERCENT OF BID PRICE               ADSS ISSUABLE             ADSS ISSUED AS A PERCENTAGE OF
                                                                            TOTAL ORDINARY SHARES IN ISSUE
                                                                                    AFTER ISSUANCE
               --------------------               -------------             ------------------------------
                     100% ($4.23)                       0                                   0%
                    75% ($3.1725)                     394,274                            2.70%
                    50% ($2.1115)                   1,253,111                            8.11%
                29.1358% ($1.225)                   3,529,467                           19.90%
                    25% ($1.0575)                   4,574,917                           24.36%

Insignia obtained a third-party valuation to allocate fair value to amounts received from the private placement between the Ordinary Shares and the warrants. The amount allocated to mandatorily redeemable warrants totaled $1.440 million, of which $0.590 million was allocated to the warrant, and $0.850 million was allocated to the additional warrant. Of the remaining net proceeds received, $2.619 million was allocated to mandatorily redeemable capital, of which $0.340 million was reclassified as Ordinary Shares and $2.279 million was reclassified as additional paid-in capital upon the registration statement becoming effective on March 28, 2000.

Amounts classified as warrants will remain outside of shareholders' equity for the life of the warrant or until they are exercised, whichever occurs first. This classification reflects certain potential cash payments that may occur to the purchasing shareholders, should Insignia complete a major transaction, such as a takeover, during the life of the warrants.

NOTE 9.  CONVERTIBLE PROMISSORY NOTE

On October 20, 1999, Insignia signed a convertible promissory note in favor of Quantum Corporation ("Quantum") for $1.0 million. The note is convertible at Quantum's option to Insignia's shares any time during the lifetime of the note. The initial conversion price is $4.28 per share with adjustment clauses for stock splits, reverse stock splits and certain offerings. All unpaid principal with any unpaid interest, accrued at 8% per annum, compounded quarterly, is due and payable on December 31, 2000. Insignia has the option to prepay the note in whole or in part upon 30 days written notice to Quantum.

NOTE 10.  LINE OF CREDIT

On March 20, 2000, Insignia entered into an agreement with a director whereby he would provide the Company a $5.0 million line of credit with a commitment fee of four points based upon the total amount of the line and drawdown/termination fee of two points for the first drawdown or termination. The interest rate on amounts drawn down is at prime plus 2% until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash at the repayment date. Full repayment of any outstanding loan is due on March 20, 2001. As of March 31, 2000, there have been no draws against the line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Form 10-Q and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Insignia's Form 10-K for the year ended December 31, 1999 (the "Form 10-K").

FUTURE OPERATING RESULTS

This Form 10-Q contains forward looking statements. These forward looking statements concern matters which include, but are not limited to, the revenue model and market for the Jeode product line, the features, benefits and advantages of the Jeode platform, international sales, gross margins, the availability of licenses to third-party proprietary rights, business and sales strategies, matters relating to proprietary rights, competition, exchange rate fluctuations and Insignia's liquidity and capital needs and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the demand for the Jeode platform; the performance and functionality of Jeode; Insignia's ability to deliver products on time, and market acceptance of new products or upgrades of existing products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; product life cycles; quality control of products sold; competitive conditions in the industry; economic conditions generally or in various geographic areas; and the risks listed from time to time in the reports that Insignia files with the U.S. Securities and Exchange Commission. There can be no assurance that Insignia will experience growth in revenues and net income in any particular period when compared to prior periods. Any quarterly or annual shortfall in net revenues and/or net income from the levels expected by securities analysts and shareholders would result in a substantial decline in the trading price of Insignia's shares.

Insignia continues to face significant risks associated with the successful execution of its new product strategy. These risks include, but are not limited to continued technology and product development, introduction and market acceptance of new products, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace and retention of key personnel. Due to the generally longer sales cycles associated with the Jeode platform, Insignia does not currently have accurate visibility of future order rates and demand for its products generally. There can be no assurance that Jeode platform products will achieve market acceptance.

Insignia has experienced operating losses in each quarter since the second quarter of 1996. To achieve profitability, Insignia will have to increase its revenue significantly. Insignia's ability to increase revenues depends upon the success of our Jeode product line. Jeode is a relatively new product and it may not achieve market acceptance. If Insignia is unable to generate revenues from Jeode in the form of development license fees, maintenance and support fees, commercial use royalties and customer-funded engineering services, Insignia's current revenue will be insufficient to sustain its business.

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three month periods ended March 31, 2000 and 1999.

                                                                     Three months ended
                                                                          March 31,
                                                               --------------------------------
                                                                   2000               1999
                                                               --------------     --------------
 Net revenues:
       License                                                       82.3%              94.5%
       Service                                                       17.7%               5.5%
                                                               --------------     --------------
          Total net revenues                                        100.0%             100.0%
                                                               --------------     --------------

 Cost of net revenues:
       License                                                       37.7%              47.4%
       Service                                                       12.7%               7.7%
                                                               --------------     --------------
          Total cost of net revenues                                 50.4%              55.1%
                                                               --------------     --------------
          Gross margin                                               49.6%              44.9%
                                                               --------------     --------------

 Operating expenses:
       Sales and marketing                                           85.5%              70.5%
       Research and development                                      96.2%              70.0%
       General and administrative                                    62.5%              42.4%
                                                               --------------     --------------
          Total operating expenses                                  244.2%             182.9%
                                                               --------------     --------------
          Operating loss                                           (194.6%)           (138.0%)

 Interest income, net                                               (14.6%)              6.7%
 Other income (expense), net                                          0.5%              (2.0%)
                                                               --------------     --------------
          Loss before income taxes                                 (208.7%)           (133.3%)

 Provision for income taxes                                           0.3%               1.7%
                                                               --------------     --------------
          Net loss                                                 (209.0%)           (135.0%)
                                                               ==============     ==============

OVERVIEW

Insignia, which commenced operations in 1986, develops, markets and supports virtual machine technology which enables software applications to be run on various computer platforms.

In January 1998, after a strategic review of the Company and based upon 12 years of emulation software development experience, in January 1998 Insignia announced its intention to launch a new product line called the Jeode-TM-platform, based on Insignia's Embedded Virtual Machine ("EVM"-TM-) technology. The Jeode platform is Insignia's implementation of Sun Microsystems, Inc.'s ("Sun") Java-Registered Trademark- technology tailored for Internet appliances and embedded devices. The Jeode platform is enabled by Insignia's EVM and is designed to enable software developers to create reliable, efficient and predictable Internet appliances and embedded devices. The product became available for sale in March 1999. The Jeode platform is now the principal product line of Insignia and will be for the foreseeable future. The Jeode product line revenue model is based on original equipment manufacturer's ("OEMs") customer transactions. Revenues from the Jeode product line are generally derived from four main sources: the sale of a development license, the sale of annual maintenance and support, a commercial use royalty based on shipments of products that include Jeode technology, and customer-funded engineering activities.

Insignia's principal product line in recent years has been SoftWindows-TM-. This product enabled Microsoft Windows ("Windows"-Registered Trademark-) applications to be run on most Apple Computer Inc. ("Apple"-Registered Trademark-) Macintosh computers and many UNIX workstations. Revenues from this product line grew until 1995, but declined significantly after that date, along with margins. This was due to a declining demand for Apple Macintosh products and increased competition. Insignia also shipped RealPC, a low cost software product that allowed consumers to play games and other applications designed for Intel-based PCs on their Power Macintosh computers. In early 1999 Management took steps to discontinue these product lines, and on October 18, 1999, Insignia signed an exclusive licensing arrangement with FWB Software, LLC ("FWB"). Under the arrangement FWB will pay Insignia a royalty based on an earn-out of FWB's future revenues from the product lines and Insignia will be paid as those revenues are achieved. Upon achieving a certain revenue threshold, Insignia will transfer the SoftWindows and RealPC product lines to FWB at no additional consideration. This arrangement allows Insignia to focus exclusively on its Jeode platform business strategy.

REVENUES

                                                                  Three months ended
                                                                       March 31,
                                                         --------------------------------------
                                                               2000                  1999
                                                         -----------------      ---------------
                                                                    (in thousands)
License revenue                                                   $ 1,243              $ 2,180
Service revenue                                                       268                  128
                                                         =================      ===============
Total net revenue                                                 $ 1,511              $ 2,308
                                                         =================      ===============

The Jeode product line was the primary business of Insignia for the first quarter of 2000. In 1999, Insignia shipped two principal product lines: the Jeode platform and SoftWindows.

Revenue from the Jeode product line is derived from four main sources: the sale of a development license, the sale of annual maintenance and support, a commercial use royalty based on shipments of products that include Jeode technology, and customer-funded engineering activities. Insignia derived its SoftWindows revenues from the sale of packaged software products and annual maintenance contracts, along with royalties received from bundling agreements with OEMs and customer-funded engineering activities under OEM contracts. Revenues from the sale of development licenses, packaged products and royalties received from OEMs are classified as license revenue, while revenues from customer-funded engineering activities, training, and annual maintenance contracts are classified as service revenue.

In the first quarter of 2000, total revenues and license revenues declined by 35% and 43%, respectively, compared to the first quarter of 1999. The decline is primarily due to discontinuing the SoftWindows product line. The Jeode platform became available for sale in March 1999 and generated no revenue in the first quarter of 1999. The Jeode platform is now the principal product of Insignia and will be the principal source of revenues for the foreseeable future.

License and service revenues accounted for 82% and 18%, respectively, of total revenues in the first quarter of 2000. In the first quarter of 1999, license and service revenues accounted for 95% and 5%, respectively.

Jeode revenue accounted for 97% of total revenues for the three months ended March 31, 2000. Jeode license revenue accounted for 82% of total revenues and 100% of license revenues for the three months ended March 31, 2000. There was no Jeode platform revenue in the first quarter of 1999.

Revenue from Insignia's SoftWindows products accounted for 3% of total revenue in the three months ended March 31, 2000 and 100% of total revenues in the three months ended March 31, 1999. The decline is a result of discontinuing the SoftWindows product line. The SoftWindows revenue in the first quarter of 2000 is entirely from UNIX-based maintenance contracts that Insignia is under contract to service through the third quarter of 2000.

Service revenue in the first quarter of 2000 was 109% higher than service revenue in the first quarter of 1999, primarily as a result of Jeode engineering and training fees and continuing SoftWindows UNIX maintenance revenue. In the first quarter of 2000, Jeode service revenue accounted for 15% of total revenues and 85% of total service revenue. SoftWindows service revenue accounted for 3% of total revenues and 15% of service revenue in the first quarter of 2000.

Insignia distributed its SoftWindows packaged products within the United States and internationally through multiple distributors and resellers. Insignia offered certain return privileges to its customers including product exchange privileges and price protection. Insignia recognized revenues from packaged products upon shipment with provisions for estimated future returns, exchanges and price protection being recorded as a reduction of total revenues.

Sales to OEM's and distributors representing more than 10% of total revenue in each period accounted for the following percentages of total revenues.

                                                                  Three months ended
                                                                       March 31,
                                                         --------------------------------------
                                                               2000                  1999
                                                         -----------------      ---------------
OEM's:
  Quantum                                                             13%                   -%
  Compaq                                                              15%                   -%
  Gemstar                                                             53%                   -%
All OEM's                                                             90%                   -%

Distributors:
  Software House International                                         -%                  23%
  Mitsubishi                                                           -%                  16%
  Ingram Micro                                                         -%                  10%
All Distributors:                                                      3%                  66%

Sales to customers outside the United States, derived mainly from customers in Asia, represented approximately 7% of total revenues in the three months ended March 31, 2000 and 27% of total revenues in the three months ended March 31, 1999. Insignia markets Jeode to Internet appliance and embedded device manufacturers in the United States, Europe and Japan. Insignia distributes its Jeode product line through direct sales, multiple distributors and strategic partners. Fluctuations in currency exchange rates did not have a material impact on total revenues in the three months ended March 31, 2000 or March 31, 1999. However, fluctuations in currency exchange rates could affect Insignia's future revenues and results of operations.

COST OF REVENUES AND GROSS MARGIN

                                                                  Three months ended
                                                                       March 31,
                                                         --------------------------------------
                                                               2000                  1999
                                                         -----------------      ---------------
                                                          (in thousands, except percentages)
Cost of license revenue                                           $  570              $ 1,093
Gross margin: license revenue                                         54%                  50%

Cost of service revenue                                              191                  178
Gross margin: service revenue                                         29%                 (39%)

Total cost of revenues                                            $  761              $ 1,271
Gross margins: total revenues                                         50%                  45%

Cost of license revenue comprises mostly royalties to third parties, along with the costs of documentation, duplication and packaging. Cost of service revenue includes costs associated with customer-funded engineering activities and end-user support under maintenance contracts.

Insignia believes that the significant factors affecting the Jeode gross margin will continue to include pricing of the development license, pricing of the unit usage and royalties to third parties such as Sun. In early 1999, Insignia signed a five-year agreement with Sun under which Sun established Insignia as an authorized Virtual Machine provider. Under this agreement Insignia will pay Sun a per unit royalty on each Jeode-enabled embedded product shipped by Insignia's customers, plus a royalty on all development licenses put in place between Insignia and its customers. License revenue gross margins in the quarter ended March 31, 2000 were 54%, compared to 50% for the same period in 1999.

Gross margin for service revenue increased in the first quarter of 2000 to 29% from (39%) in the same period of 1999. The increase is a result of Jeode engineering and training revenue and the wind down of the SoftWindows UNIX maintenance contract. Service revenue gross margins are lower than license revenue gross margins because many initial customers require non-recurring engineering services, which generate lower gross margin than service revenues.

In the event that Jeode licenses increase in future periods, service revenue gross margins are expected to improve as a result of the required maintenance and upgrade contracts for each Jeode product sale.

OPERATING EXPENSES

                                                                  Three months ended
                                                                       March 31,
                                                         --------------------------------------
                                                               2000                  1999
                                                         -----------------      ---------------
                                                          (in thousands, except percentages)
Sales and marketing                                               $ 1,292              $ 1,628
Percentage of total revenues                                           86%                  71%

Research and development                                          $ 1,454              $ 1,615
Percentage of total revenues                                           96%                  70%

General and administrative                                        $   945              $   978
Percentage of total revenues                                           63%                  42%

Sales and marketing expenses include advertising and promotional expenses, trade shows, personnel and related overhead costs, and salesperson commissions. Sales and marketing expenses decreased by 21% in the quarter ended March 31, 2000 from the quarter ended March 31, 1999. The decrease is due to eliminating expenditures on SoftWindows advertising programs and staffing. Insignia anticipates a small increase in sales and marketing expenses in the second quarter of 2000 as Insignia continues to increase its marketing and direct sales organization for its Jeode product line. Insignia has established a direct sales force in the United States, Europe and Japan. Insignia has also developed relationships with strategic partners to leverage the Jeode technology.

Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation. Research and development expenses decreased by 10% in the three months ended March 31, 2000 over the same period in 1999 due to direct engineering expenses on customer funded engineering projects being classified as part of cost of sales. Excluding this reclass, the expense would be flat. In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 2000 and 1999, no development expenditures were capitalized.

General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems, human resources and general management. General and administrative expenses decreased by 3% in the three months ended March 31, 2000 over the same period in 1999. The decline is due to reduced headcount and reduced legal fees.

INTEREST INCOME (EXPENSE), NET

                                                                  Three months ended
                                                                       March 31,
                                                         --------------------------------------
                                                               2000                  1999
                                                         -----------------      ---------------
                                                          (in thousands, except percentages)
Interest income (expense), net                                   $  (220)               $  155
Percentage of total revenues                                        (15%)                    7%

Interest income (expense), net decreased from income of $155,000 in the three months ended March 31, 1999 to expense of $220,000 in the three months ended March 31, 2000. The decrease is due primarily to decreased interest income earned on Insignia's cash and cash equivalents, and a one time expense for a $300,000 commitment fee for the $5 million of credit secured in the first quarter of 2000.

OTHER INCOME (EXPENSE), NET

                                                                  Three months ended
                                                                       March 31,
                                                         --------------------------------------
                                                               2000                  1999
                                                         -----------------      ---------------
                                                          (in thousands, except percentages)
Other income (expense), net                                        $    8              $  (47)
Percentage of total revenues                                            1%                (2%)

In the three months ended March 31, 2000, Insignia realized a foreign exchange gain of $10,000 compared to a loss of $47,000 in the three months ended March 31, 1999.

All of Insignia's revenues and approximately 35% of its operating expenses are denominated in United States dollars. Most of the remaining revenues and expenses of Insignia are pound sterling denominated and consequently Insignia is exposed to fluctuations in pound sterling exchange rates. To hedge against this currency exposure, Insignia enters into foreign currency options and forward exchange contracts for periods and amounts consistent with the amounts and timing of its anticipated pound sterling denominated operating cash flow requirements. Unrealized gains and losses on foreign currency option contracts are deferred and were not material at March 31, 2000 and December 31, 1999. There can be no assurance that such fluctuations will not have a material effect on Insignia's results of operations in the future.

Insignia has, at times, an investment portfolio of fixed income securities that are classified as "available-for-sale-securities." These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. Insignia attempts to limit this exposure by investing primarily in short-term securities.

PROVISION FOR INCOME TAXES

                                                                  Three months ended
                                                                       March 31,
                                                         --------------------------------------
                                                               2000                  1999
                                                         -----------------      ---------------
                                                                    (in thousands)
Provision for income taxes                                         $    5               $   40
Effective income tax rate                                               -                    -

Insignia's provision for income taxes for the three months ended March 31, 2000 primarily represents certain U.S. taxes. Insignia has recorded a full valuation allowance against all deferred tax assets, primarily comprising net operating losses, on the basis that significant uncertainty exists with respect to realization.

LIQUIDITY AND CAPITAL RESOURCES

                                                                       March 31,
                                                         --------------------------------------
                                                               2000                  1999
                                                         -----------------      ---------------
                                                                    (in thousands)
Cash, cash equivalents and investments                          $  2,345             $  4,013
Cash and cash equivalents held in escrow                        $  5,130             $  6,700
Working capital                                                 $ (2,883)            $  6,904
Net cash used in operating activities                           $ (4,102)            $ (5,682)
Line of credit available                                        $  5,000             $      -

Insignia has transitioned its product focus from compatibility products to its Jeode product line based on Insignia's EVM technology. This change in product focus has resulted in a redirection of available resources from Insignia's historical revenue base towards the development and marketing efforts associated with the Jeode platform, which was released for general availability in March 1999. As a result of this change in product strategy and associated redirection of resources to new product development, Insignia's financial position weakened during the first quarter of 2000. Cash used in operating activities in the first quarter of 2000 totaled $4.1 million compared to $5.7 million for the same period in 1999.

Insignia's cash, cash equivalents and short-term investments, including restricted cash of $5.1 million held in escrow, were $7.5 million at March 31, 2000, a decrease of $3.2 million from $10.7 million at March 31, 1999. Working capital decreased to $(2.9) million at March 31, 2000, from $6.9 million at March 31, 1999. The principal source of cash funding came from a private placement funding, a convertible promissory note, receivable collections and monies released from escrow.

On October 20, 1999, Insignia signed a convertible promissory note in favor of Quantum Corporation ("Quantum") for $1.0 million. The note is convertible at Quantum's option to Insignia's shares any time during the lifetime of the note. All unpaid principal with any unpaid interest, at 8% per annum, is due and payable on December 31, 2000.

On March 20, 2000, Insignia entered into an agreement with a director whereby he would provide Insignia a $5.0 million line of credit. The interest rate on amounts drawn down is at prime plus 2% until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash at the repayment date. Full repayment of any outstanding loan is due on March 20, 2001.

Insignia believes that with the $5.0 million line of credit, entered into on March 20, 2000, and expected cash flow from operations Insignia will have sufficient funds to meet Insignia's operating and capital requirements through the end of fiscal year 2000. However, if additional funding is required, there can be no assurance that Insignia will be able to obtain additional funding on acceptable terms or at all.

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

YEAR 2000 COMPLIANCE

Insignia believes that all of Insignia's most current product releases will not cease to perform nor generate incorrect or ambiguous data or results solely due to a change in date to or after January 1, 2000, and will calculate any information dependent on these dates in the same manner, and with the same functionality, data integrity and performance, as these products did on or before December 31, 1999. However, all of Insignia's customers may not implement the Year 2000 compliant release of Insignia's products in a timely manner, which could lead to failure of customer systems and product liability claims against Insignia. Even if Insignia's products are

Year 2000 compliant, Insignia may, in the future, be subject to claims based on Year 2000 issues in the products of other companies or issues arising from the integration of multiple products within a system. The costs of defending and resolving Year 2000-related disputes, and any liability for Year 2000-related damages, including consequential damages, could be significant. In addition, Year 2000 failures could have a negative effect on Insignia's competitive position. If any of Insignia's critical suppliers do not successfully and timely achieve Year 2000 compliance, and Insignia is unable to replace them with new or alternate suppliers, our business would be disrupted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Insignia enters into derivative financial instruments such as currency option contracts to hedge certain anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. Insignia does not use derivative financial instruments for trading or speculative purposes. Insignia's downside risk with respect to currency option contracts (British pound sterling) is limited to the premium paid for the right to exercise the option. Premiums paid for options outstanding as of March 31, 2000 were not material.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 29, 1999, Insignia received an indemnity claim from Citrix Systems, Inc. ("Citrix") for an amount estimated by Citrix to not exceed $6.25 million. The claim was made in relation to the Asset Purchase Agreement between Insignia and Citrix under which Citrix purchased Insignia's NTRIGUE product line in February 1998.

Citrix's indemnity claim is based on assertions made by GraphOn Corporation ("GraphOn") in January 1998 and declaratory relief action that Citrix filed against GraphOn in November 1998 in the United States District Court, Southern District of Florida. Citrix's action against GraphOn seeks a declaratory judgment that Citrix does not infringe any GraphOn proprietary rights and that Citrix has not misappropriated any trade secrets or breached an agreement to which GraphOn is a party. Citrix filed the action in response to and to resolve assertions first made by GraphOn, and disclosed to Citrix in January 1998, that Insignia may have used GraphOn's confidential information to develop certain of Insignia's products, possibly including products Insignia sold to Citrix in February 1998. The Court dismissed the complaint, but Citrix has subsequently filed an appeal. Insignia believes that any misappropriation or similar assertions by GraphOn are without merit or basis. Accordingly, Insignia contests Citrix's indemnity claim.

On October 4, 1999, Insignia filed a suit against Citrix and GraphOn in the Superior Court of the State of California, County of Santa Clara, relating to the misappropriation assertions of GraphOn's trade secrets and Citrix's refusal to release funds still remaining in the escrow established in connection with the Asset Purchase Agreement between Insignia and Citrix and breach of a Cooperation Agreement between the parties. Subsequent to the filing of the lawsuit, Citrix agreed to release $1.0 million from the escrow, leaving a balance of $5.1 million. GraphOn answered the complaint, and claimed it had not made any claims of misappropriation against Insignia or Citrix. The case is pending.

On March 15, 2000, GraphOn announced it had filed a suit against Citrix and Insignia in the Superior Court of the State of California, County of Santa Clara, alleging trade secret misappropriation and breach of contract arising out of the same facts and circumstances set forth in Insignia's action against GraphOn. GraphOn has not yet served its complaint. Insignia believes GraphOn's claims are without merit. The case is pending.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The following exhibits are filed as part of this Report:

Exhibit 11.1          Statement Regarding Computation of Earnings (Loss) Per
                      Share

Exhibit 27.1          Financial Data Schedule

(b) Reports on Form 8-K

During the quarter ended March 31, 2000 Insignia filed a Report on Form 8-K/A, amending Item 5, a private placement under a Securities Purchase Agreement dated December 9, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               INSIGNIA SOLUTIONS PLC
                                                    (Registrant)

Date: May 15, 2000

                                                /s/ Stephen M. Ambler
                                               -----------------------
                                                  Stephen M. Ambler
                                               Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                EXHIBIT TITLE
----------------------------------------------------------------------------------
Exhibit 11.1          Statement Regarding Computation of Earnings (Loss) Per Share

Exhibit 27.1          Financial Data Schedule