Form 10-Q
period 2000-06-30
INSIGNIA SOLUTIONS PLC
filed 2000-08-14
CIK 1002390

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR,
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of August 4, 2000, there were 14,251,830 Ordinary shares of L0.20 each nominal value, outstanding.

                             INSIGNIA SOLUTIONS PLC

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS:

               Condensed Consolidated Balance Sheet at June 30, 2000
               and December 31, 1999 (Unaudited).................................................................3

               Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2000 and 1999 (Unaudited)...........................................4

               Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2000 and 1999 (Unaudited)..........................................................5

               Notes to Unaudited Condensed Consolidated Financial Statements....................................6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS........................................................................14

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................24

                           PART II - OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................25

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.................................................................26

SIGNATURES     .................................................................................................27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             INSIGNIA SOLUTIONS PLC
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                     June 30,             December 31,
                                                                       2000                   1999
                                                                --------------------   -------------------
                            ASSETS
Current assets:
       Cash and cash equivalents                                        $    930              $  4,677
       Restricted cash                                                       120                   120
       Cash and cash equivalents held in escrow                                -                 1,000
       Accounts receivable, net of allowances
            of $48 and $91, respectively                                   2,378                   189
       Prepaid and other current assets                                      937                 1,038
                                                                --------------------   -------------------
             Total current assets                                          4,365                 7,024

Property and equipment, net                                                  548                   625
Cash and cash equivalents held in escrow                                   5,200                 5,060
Restricted cash                                                              250                   250
Other noncurrent assets                                                      325                   325
                                                                --------------------   -------------------
                                                                        $ 10,688              $ 13,284
                                                                ====================   ===================

                  LIABILITIES AND SHAREHOLDERS'
                            EQUITY
Current liabilities:
       Accounts payable                                                 $    776              $    707
       Accrued liabilities                                                 1,612                 1,674
       Accrued royalties                                                   1,878                 2,327
       Income taxes payable                                                  769                   188
       Deferred revenue                                                      678                 1,349
       Convertible debt                                                    1,000                 1,000
       Line of credit-related party                                        1,000                     -
                                                                --------------------   -------------------
             Total current liabilities                                     7,713                 7,245
                                                                --------------------   -------------------

Contingencies (Note 5)

Mandatorily redeemable capital                                                 -                 2,619
Mandatorily redeemable warrants                                            1,440                 1,440
                                                                --------------------   -------------------
       Total mandatorily redeemable                                        1,440                 4,059
                                                                --------------------   -------------------

Shareholders' equity:
       Preferred shares                                                        -                     -
       Ordinary shares                                                     4,703                 4,304
       Additional paid-in capital                                         38,022                35,106
       Accumulated deficit                                               (40,729)              (36,969)
       Cumulative currency translation adjustment                           (461)                 (461)
                                                                --------------------   -------------------
             Total shareholders' equity                                    1,535                 1,980
                                                                --------------------   -------------------

                                                                        $ 10,688              $ 13,284
                                                                ====================   ===================

                             See accompanying notes.

                             INSIGNIA SOLUTIONS PLC
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                                                 Three months ended                 Six months ended
                                                                      June 30,                          June 30,
                                                           -------------------------------- ----------------------------------
                                                                2000             1999            2000              1999
                                                           ---------------- --------------- ----------------  ----------------
Net revenues:
         License                                                 $ 2,574         $ 1,418          $ 3,817           $ 3,598
         Service                                                     477              89              745               217
                                                           ---------------- --------------- ----------------  ----------------

                 Total net revenues                                3,051           1,507            4,562             3,815
                                                           ---------------- --------------- ----------------  ----------------

Cost of net revenues:
         License                                                     655             822            1,225             1,915
         Service                                                      78             130              269               308
                                                           ---------------- --------------- ----------------  ----------------

                 Total cost of net revenues                          733             952            1,494             2,223
                                                           ---------------- --------------- ----------------  ----------------

                 Gross margin                                      2,318             555            3,068             1,592
                                                           ---------------- --------------- ----------------  ----------------

Operating expenses:
         Sales and marketing                                       1,168           1,432            2,460             3,060
         Research and development                                  1,554           1,403            3,008             3,018
         General and administrative                                  924             525            1,869             1,503
                                                           ---------------- --------------- ----------------  ----------------

                  Total operating expenses                         3,646           3,360            7,337             7,581
                                                           ---------------- --------------- ----------------  ----------------

                  Operating loss                                  (1,328)         (2,805)         (4,269)            (5,989)

Interest income (expense), net                                       114             101            (106)               256
Other income (expense), net                                           16              (3)             24               (50)
                                                           ---------------- --------------- ----------------  ----------------

                  Loss before income taxes                         (1,198)         (2,707)        (4,351)           (5,783)

Provision (benefit) for income taxes                                (596)              4            (591)               44
                                                           ---------------- --------------- ----------------  ----------------

                  Net loss                                        $ (602)       $ (2,711)      $  (3,760)        $  (5,827)
                                                           ================ =============== ================  ================

Net loss per share:
                  Basic                                         $  (0.04)       $  (0.21)       $  (0.27)         $  (0.46)
                                                           ================ =============== ================  ================
                  Diluted                                       $  (0.04)       $  (0.21)       $  (0.27)         $  (0.46)
                                                           ================ =============== ================  ================

Weighted average equivalent shares:
                  Basic                                           14,201          12,781          14,145            12,736
                                                           ================ =============== ================  ================
                  Diluted                                         14,201          12,781          14,145            12,736
                                                           ================ =============== ================  ================

                             See accompanying notes.

                             INSIGNIA SOLUTIONS PLC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                                   Six months ended
                                                                                       June 30,
                                                                           ---------------------------------
                                                                                2000              1999
                                                                           ---------------    --------------
Cash flows from operating activities:
    Net loss                                                                   $ (3,760)         $ (5,827)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation                                                                    221               324
    Other                                                                           (42)              (42)
    Net changes in assets and liabilities:
         Restricted cash                                                              -                66
         Accounts receivable, net                                                (2,189)              944
         Prepaid and other current assets                                           101               214
         Other noncurrent assets                                                      -                57
         Accounts payable                                                            69              (662)
         Accrued liabilities                                                        (62)             (139)
         Accrued royalties                                                         (449)           (2,923)
         Deferred revenue                                                          (671)              (41)
         Income taxes                                                               581               (34)
                                                                           ---------------    --------------
          Net cash used in operating activities                                  (6,201)           (8,063)
                                                                           ---------------    --------------
Cash flows from investing activities:
         Proceeds from sale of property and equipment                                 3               101
         Purchases of property and equipment                                       (147)             (134)
         Product line sale proceeds held in escrow                                  140              (170)
         Product line sale proceeds released from escrow                          1,000             2,500
                                                                           ---------------    --------------
          Net cash provided by investing activities                                 996             2,297
                                                                           ---------------    --------------
Cash flows from financing activities:
         Payments made under capital leases                                           -               (40)
         Proceeds from short-term debt                                            1,000                  -
         Proceeds from issuance of shares, net                                      458               184
                                                                           ---------------    --------------
          Net cash provided by financing activities                               1,458               144
                                                                           ---------------    --------------
Net decrease in cash and cash equivalents                                        (3,747)           (5,622)
Cash and cash equivalents at beginning of the period                              4,677             6,798
                                                                           ---------------    --------------
Cash and cash equivalents at end of the period                                 $    930          $  1,176
                                                                           ===============    ==============

                             See accompanying notes.

                             INSIGNIA SOLUTIONS PLC
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results for the interim period have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in Insignia Solutions plc's ("Insignia") 1999 Annual Report and Form 10-K.

Insignia's condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the prior eight quarters, Insignia has incurred an aggregate loss from operations totaling $9.9 million. At June 30, 2000, Insignia's working capital deficit totaled $3.3 million, compared to working capital of $4.4 million at June 30, 1999.

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

Insignia believes that with $4.0 million available under a line of credit, entered into on March 20, 2000 and expected cash flow from operations, Insignia will have sufficient funds to meet Insignia's operating and capital requirements through the end of fiscal year 2000. However, if additional funds are needed there can be no assurance that Insignia will be able to obtain additional funding on acceptable terms or at all. The failure to raise additional funds, if needed, on a timely basis and on sufficiently favorable terms could have a material adverse effect on Insignia's business, operating results and financial condition. Insignia's liquidity may also be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses. Moreover, Insignia's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could therefore result in a disproportionate decrease in results of operations.

Insignia, which is listed on the Nasdaq National Markets, was not in compliance with Nasdaq's continued listing requirements on net tangible assets at June 30, 2000.

The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on December 31, 2000.

NOTE 2.  INCOME TAXES

Insignia's provision for income taxes for the six months ended June 30, 2000, primarily represents certain non-U.S. taxes. Insignia accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Insignia's financial statements or tax returns. In estimating future tax consequences, Insignia generally considers all expected future events other than enactments of changes in the tax law or rates.

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

Statement regarding computation of loss per share (in thousands except per share data, unaudited):

                                                                 Three months ended                  Six months ended
                                                                    June 30,                             June 30,
                                                       --------------------------------    --------------------------------
                                                            2000             1999               2000             1999
                                                       ---------------  ---------------    ---------------  ---------------
Net loss                                                   $    (602)       $  (2,711)         $  (3,760)        $ (5,827)
                                                       ===============  ===============    ===============  ===============

CALCULATION OF BASIC LOSS PER SHARE:
Weighted average number of ordinary shares
   outstanding used in computation                            14,201           12,781             14,145           12,736
                                                       ===============  ===============    ===============  ===============

Basic loss per share                                       $   (0.04)       $   (0.21)         $   (0.27)        $ (0.46)
                                                       ===============  ===============    ===============  ===============

CALCULATION OF DILUTED LOSS PER SHARE:
Weighted average number of ordinary shares
   outstanding used in computation                            14,201           12,781             14,145           12,736
Net effect of dilutive stock options outstanding                   -                -                  -                -
                                                       ---------------  ---------------    ---------------  ---------------

                                                              14,201           12,781             14,145           12,736
                                                       ===============  ===============    ===============  ===============

Diluted loss per share                                     $   (0.04)       $   (0.21)         $   (0.27)        $  (0.46)
                                                       ===============  ===============    ===============  ===============


NOTE 4.  COMPREHENSIVE INCOME (LOSS)

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

Total comprehensive loss was not different from the net loss reported for the six months ended June 30, 2000.

NOTE 5.  NEW ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. Insignia does not believe SAB 101 will have a material impact on the financial statements.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not and will not have a material impact on the financial statements.

NOTE 6.  CONTINGENCIES

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

On October 4, 1999, Insignia filed a suit against Citrix and GraphOn in the Superior Court of the State of California, County of Santa Clara, relating to the misappropriation assertions of GraphOn's and Citrix's refusal to release funds still remaining in escrow and breach of a Cooperation Agreement between the parties. Subsequent to the filing of the lawsuit, Citrix agreed to release $1.0 million from the escrow. GraphOn answered the complaint, and claimed it had not made any claims of misappropriation against Insignia or Citrix. The case is pending.

On March 15, 2000, GraphOn announced it had filed a suit against Citrix and Insignia in the Superior Court of the State of California, County of Santa Clara, alleging trade secret misappropriation and breach of contract arising out of the same facts and circumstances set forth in Insignia's action against GraphOn. Insignia believes GraphOn's claims are without merit. The case is pending.

NOTE 7.  SEGMENT INFORMATION

Insignia adopted Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which provides for segment reporting based upon the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of Insignia's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers

Insignia operates in a single industry segment providing virtual machine technology which enables software applications and operating systems to be run on various computer platforms. In the second quarter of 2000, Quantum Corporation ("Quantum"), Index Systems Inc., a subsidiary of Gemstar International Group Limited ("Gemstar"), and Victor Data Systems Company, Ltd. ("VDS") accounted for 35%, 25% and 11% of total revenues, respectively. In the second quarter of 1999, Ingram Micro U.S. and Sun Microsystems, Inc. accounted for 14% and 21% of total revenues, respectively. No other customer accounted for 10% or more of Insignia's total revenues during the second quarter of 2000 and 1999.

GEOGRAPHIC INFORMATION

Financial information by geographical region is summarized below (in thousands):

                                                         Three months ended                   Six months ended
                                                              June 30,                            June 30,
                                                   -------------------------------     -------------------------------
                                                       2000              1999             2000               1999
                                                   -------------      ------------     ------------      -------------
Revenues from unaffiliated customers:
      United States                                $     3,020        $    1,273       $    4,531        $     3,354
      International                                         31               234               31                461
                                                   -------------      ------------     ------------      -------------
Consolidated                                       $     3,051        $    1,507       $    4,562        $     3,815
                                                   =============      ============     ============      =============
Intercompany revenues:
      United States                                $         -        $      167       $        -        $       336
      International                                      1,148                51            1,661                162
                                                   -------------      ------------     ------------      -------------
Consolidated                                       $     1,148        $      218       $    1,661        $       498
                                                   =============      ============     ============      =============
Operating loss:
      United States                                $       (97)       $     (710)      $     (985)       $    (1,794)
      International                                     (1,231)           (2,095)          (3,284)            (4,195)
                                                   -------------      ------------     ------------      -------------
Consolidated                                       $    (1,328)       $   (2,805)      $   (4,269)       $    (5,989)
                                                   =============      ============     ============      =============

                                                                                                  June 30,
                                                                                       -------------------------------
                                                                                          2000               1999
                                                                                       ------------      -------------
Identifiable assets:
      United States                                                                    $    3,296        $     2,243
      International                                                                        23,903             22,225
      Intercompany items and eliminations                                                 (16,511)           (12,939)
                                                                                       ------------      -------------

Consolidated                                                                           $   10,688        $    11,529
                                                                                       ============      =============


All of the international revenues and substantially all of the international identifiable assets relate to Insignia's operations in the United Kingdom. Intercompany sales are accounted for at prices intended to approximate those that would be charged to unaffiliated customers.

Revenue by geographic area for the quarter ended June 30, 2000 is as follows (in thousands):

                            U.S.           U.S. Exports          Europe             Total
                        --------------    ----------------    -------------     --------------
OEM                         $ 2,426              $  350            $   -            $ 2,776
Distributor                     174                   1                -                175
End User                         69                   -               31                100
                        --------------    ----------------    -------------     --------------

Total                       $ 2,669              $  351            $  31            $ 3,051
                        ==============    ================    =============     ==============

Percentage of total
revenue                          87%                 12%               1%               100%
                        ==============    ================    =============     ==============

Revenue by geographic area for the quarter ended June 30, 1999 is as follows (in thousands):

                            U.S.           U.S. Exports          Europe             Total
                        --------------    ----------------    -------------     --------------
Distributor                 $ 1,182               $   -            $ 213            $ 1,395
End User                         87                   4               21                112
                        --------------    ----------------    -------------     --------------

Total                       $ 1,269               $   4            $ 234             $1,507
                        ==============    ================    =============     ==============

Percentage of total
revenue                          84%                  1%              15%               100%
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

In addition, under the terms of the warrants, if at least $4.75 million of the $6.1 million in funds held in escrow by Citrix on December 9, 1999 was not released to Insignia by July 10, 2000, the exercise price of the warrants could have been adjusted to the market price on that date, if that market price was lower than $5.29 per share. The market price on July 10, 2000 exceeded $5.29 per share and consequently no adjustment was required.

As part of the warrant agreement, the holders of the warrants may be entitled to cash payments upon the occurrence of certain Major Transactions, as defined in the warrant agreement, including change of control provisions. Cash payments are determined in a methodology described in the agreement. Such methodology is impacted by market prices.

The additional warrants entitle the purchasing shareholders to purchase ADSs at par value if the average of the closing bid price of the ADSs over ten days before an adjustment date is less than $4.23. The adjustment dates are: the effective date of a registration statement for the shares issued in the private placement which was March 28, 2000, 4 months after the effective date of the registration statement, and 8 months after the effective date of the registration statement.

If Insignia completes an underwritten public offering with net proceeds of at least $25 million and a per ADS price of at least $7.02 before either 4 months or 8 months after the effective date of the registration statement, then the right to the related adjustment date terminates. In addition, if at least $4.75 million of funds held in escrow by Citrix is not released to Insignia by March 10, 2000, the purchasing shareholders will have an adjustment date on that date and each month after that, until the earlier of the date the funds are released from the escrow or December 10, 2000. In February 2000, $1.0 million was released from escrow to Insignia.

Through the date of this 10-Q, there have been eight adjustment dates. However, as calculated, the average share price of Insignia on those adjustment dates has exceeded the adjustment price of $4.23 per share and consequently no adjustment has occurred.

On any adjustment date the purchasing shareholders will be entitled to purchase additional ADSs at par value. The number of ADSs issuable to the purchasing shareholders following an adjustment date is determined under a formula. The following table illustrates the number of ADSs issuable upon exercise of the additional warrants and the percentage ownership that each represents, assuming: the average bid price is 100%, 75%, 50%, 28.5526% and 25% of the $4.23 price determined when the warrants were issued; the number of ordinary shares outstanding is the number outstanding on August 4, 2000, which is 14,251,830; there was no adjustment of the number of ADSs issuable upon exercise of the warrants; and the exchange rate remains at $1.50 per UK pound sterling.

               PERCENT OF BID PRICE               ADSs ISSUABLE             ADSs ISSUED AS A PERCENTAGE OF
                                                                            TOTAL ORDINARY SHARES IN ISSUE
                                                                                    AFTER ISSUANCE
               --------------------               -------------             ------------------------------
                   100% ($4.23)                         0                                 0%
                  75% ($3.1725)                      391,529                            2.67%
                  50% ($2.1115)                     1,239,303                           8.00%
                28.5526% ($1.2078)                  3,540,725                           19.90%
                  25% ($1.0575)                     4,454,127                           23.81%


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

NOTE 10.  LINE OF CREDIT

On March 20, 2000, Insignia entered into an agreement with a director whereby he would provide Insignia a $5.0 million line of credit with a commitment fee of four points based upon the total amount of the line and drawdown/termination fee of two points for the first drawdown or termination. The interest rate on amounts drawn down is at prime plus 2% until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash per annum at the repayment date. Full repayment of any outstanding loan is due on March 20, 2001. As of June 30, 2000, $1.0 million has been drawn against the line of credit.

NOTE ll.  RELATED PARTY TRANSACTION

During the second quarter ended June 30, 2000, Insignia recognized revenue of $255,000 from Phoenix Technologies LTD. A director on Insignia's Board of Directors is also the CEO of Phoenix Technologies LTD.

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

Insignia has experienced operating losses in each quarter since the second quarter of 1996. To achieve profitability, Insignia will have to continue to increase its revenue. Insignia's ability to increase revenues depends upon the success of our Jeode product line. Jeode is a relatively new product and it may not achieve market acceptance. If Insignia is unable to generate revenues from Jeode in the form of development license fees, maintenance and support fees, commercial use royalties and customer-funded engineering services, Insignia's current revenue will be insufficient to sustain its business.

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three and six month periods ended June 30, 2000 and 1999.

                                                          Three months ended                     Six months ended
                                                               June 30,                               June 30,
                                                 -------------------------------------  ------------------------------------
                                                       2000                1999              2000                1999
                                                 -----------------   -----------------  ----------------   -----------------
Net revenues:
          License                                        84.4%               94.1%              83.7%               94.3%
          Service                                        15.6%                5.9%              16.3%                5.7%
                                                 -----------------   -----------------  ----------------   -----------------

            Total net revenues                          100.0%              100.0%             100.0%              100.0%
                                                 -----------------   -----------------  ----------------   -----------------

Cost of net revenues:
          License                                        21.5%               54.6%              26.9%               50.2%
          Service                                         2.5%                8.6%               5.9%                8.1%
                                                 -----------------   -----------------  ----------------   -----------------

            Total cost of net revenues                   24.0%               63.2%              32.8%               58.3%
                                                 -----------------   -----------------  ----------------   -----------------

            Gross margin                                 76.0%               36.8%              67.2%               41.7%
                                                 -----------------   -----------------  ----------------   -----------------

Operating expenses:
          Sales and marketing                            38.3%               95.0%              53.9%               80.2%
          Research and development                       50.9%               93.1%              65.9%               79.1%
          General and administrative                     30.3%               34.8%              41.0%               39.4%
                                                 -----------------   -----------------  ----------------   -----------------

           Total operating expenses                     119.5%              222.9%             160.8%              198.7%
                                                 -----------------   -----------------  ----------------   -----------------

           Operating loss                                (43.5%)            (186.1%)           (93.6%)            (157.0%)

Interest income (expense), net                            3.7%                6.7%              (2.3%)               6.7%
Other income (expense), net                               0.5%                (0.2%)            0.5%                (1.3%)
                                                 -----------------   -----------------  ----------------   -----------------

            Loss before income taxes                     (39.3%)            (179.6%)           (95.4%)            (151.6%)

Provision (benefit) for income taxes                     (19.6%)                0.3%           (13.0%)               1.1%
                                                 -----------------   -----------------  ----------------   -----------------

            Net loss                                     (19.7%)            (179.9%)           (82.4%)            (152.7%)
                                                 =================   =================  ================   =================

OVERVIEW

Insignia, which commenced operations in 1986, develops, markets and supports virtual machine technology which enables software applications to be run on various computer platforms.

In January 1998, after a strategic review of Insignia and based upon 12 years of emulation software development experience, Insignia announced its intention to launch a new product line called the Jeode-TM- platform, based on Insignia's Embedded Virtual Machine ("EVM"-TM-) technology. The Jeode platform is Insignia's implementation of Sun Microsystems, Inc.'s ("Sun") Java-Registered Trademark- technology tailored for Internet appliances and embedded devices. The Jeode platform is enabled by Insignia's EVM and is designed to enable software developers to create reliable, efficient and predictable Internet appliances and embedded devices. The product became available for sale in March 1999. The Jeode platform is now the principal product line of Insignia and will be for the foreseeable future. The Jeode product line revenue model is based on original equipment manufacturer's ("OEMs") customer transactions. Revenues from the Jeode product line are generally derived from four main sources: the sale of a development license, the sale of annual maintenance and support, a commercial use royalty based on shipments of products that include Jeode technology, and customer-funded engineering activities.

Insignia's principal product line in recent years was SoftWindows-TM-. This product enabled Microsoft Windows ("Windows"-Registered Trademark-) applications to be run on most Apple Computer Inc. ("Apple"-Registered Trademark-) Macintosh computers and many UNIX workstations. Revenues from this product line grew until 1995, but declined significantly after that date, along with margins. This was due to a declining demand for Apple Macintosh products and increased competition. Insignia also shipped RealPC, a low cost software product that allowed consumers to play games and other applications designed for Intel-based PCs on their Power Macintosh computers. In early 1999 Management took steps to discontinue these product lines, and on October 18, 1999, Insignia signed an exclusive licensing arrangement with FWB Software, LLC ("FWB"). Under the arrangement FWB will pay Insignia a royalty based on an earn-out of FWB's future revenues from the product lines and Insignia will be paid as those revenues are achieved. Upon achieving a certain revenue threshold, Insignia will transfer the SoftWindows and RealPC product lines to FWB at no additional consideration. This arrangement allows Insignia to focus exclusively on its Jeode platform business strategy.

REVENUES

                                                       Three months ended                     Six months ended
                                                            June 30,                              June 30,
                                                ----------------------------------     -------------------------------
                                                    2000                1999               2000              1999
                                                --------------     ---------------     -------------      ------------
                                                                            (in thousands)
License revenue                                 $       2,574      $        1,418      $      3,817       $     3,598
Service revenue                                           477                  89               745               217
                                                --------------     ---------------     -------------      ------------
Total net revenue                               $       3,051      $        1,507      $      4,562       $     3,815
                                                ==============     ===============     =============      ============


The Jeode product line was the primary business of Insignia for the second quarter of 2000. In 1999, Insignia shipped two principal product lines: the Jeode platform and SoftWindows.

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

In the second quarter of 2000, total revenues increased by 102% compared to total revenues for the second quarter of 1999. In the six months ended June 30, 2000, total revenues increased by 20% compared to total revenues for the first six months of 1999. The increase is primarily due to the ramp up of the Jeode platform product line. The Jeode platform is now the principal product of Insignia accounting for 96% of the second quarter total revenue and 97% of the total revenue for the six months ending June 30, 2000. The Jeode platform accounted for less than one percent of total revenue for the three months ended June 30, 1999. There was no Jeode revenue in any quarter prior to the quarter ended June 30, 1999. Insignia expects to see continued acceleration in the adoption of the Jeode platform. However, due to revenue recognition factors, not all this growth will necessarily translate into revenue in the immediate future.

License revenue and service revenue accounted for 84% and 16%, respectively, of total revenues for both the three months and six months ended June 30, 2000. For both the three months and six months ended June 30, 1999, license revenue and service revenue accounted for 94% and 6%, respectively.

License revenue increased 82% in the second quarter of 2000 compared to license revenues in the second quarter of 1999. For the six months ended June 30, 2000, license revenue increased 6% compared to the same period in 1999. Jeode license revenues for the three months and six months ended June 30, 2000 accounted for 96% and 98%, respectively, of total license revenues. There was no Jeode license revenue for the same periods in 1999. SoftWindows license revenues for the three months and six months ended June 30, 2000 accounted for 4% and 2% of total license revenues, respectively. SoftWindows license revenues accounted for 99% of the license revenues for the three months and six months ended June 30, 1999.

Service revenue in the second quarter of 2000 was 433% higher than service revenue in the second quarter of 1999. Service revenue for the six months ended June 30, 2000 was 243% higher than service revenue for the same period in 1999. The increase is primarily due to increased Jeode engineering and Jeode support contracts. Jeode service revenues for the three months and six months ended June 30, 2000 accounted for 95% and 91%, respectively, of total service revenues. Jeode service revenues for the three months and six months ended June 30, 1999 accounted for 6% and 3% of total service revenues, respectively. SoftWindows service revenues for the three months and six months ended June 30, 2000 accounted for 5% and 9% of total service revenues, respectively. SoftWindows service revenues accounted for 94% and 97%, respectively, of the service revenue for the three months and six months ended June 30, 1999.

Revenue from Insignia's SoftWindows products accounted for 4% and 3% of total revenue in the three months and six months ended June 30, 2000 compared to 99% and 100% of total revenues for the same periods ended June 30, 1999. The decline is a result of discontinuing the SoftWindows product line and launching the Jeode platform product line. The SoftWindows revenue in the second quarter of 2000 is primarily from UNIX-based maintenance contracts that Insignia is under contract to service through the third quarter of 2000.

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

Sales to distributors and OEM's representing more than 10% of total revenue in each period accounted for the following percentages of total revenue.

                                                   Three months ended                  Six months ended
                                                        June 30,                           June 30,
                                              ------------------------------    -------------------------------
                                                  2000             1999             2000             1999
                                              -------------    -------------    -------------    --------------
OEM's:
   Quantum                                             35%                -              30%                 -
   Gemstar                                             25%                -              34%                 -
   VDS                                                 11%                -                *                 -

 All OEM's:                                            91%                *              91%                 *

Distributors:
   Software House International                          *                *                -               14%
   Sun Microsystems                                      -              21%                -               10%
   Mitsubishi                                            -                *                -               10%
   Ingram Micro                                          -              14%                -                 *

 All Distributors:                                       *              73%                *               54%

* Less than 10%

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 25% of total revenues in the three months ended June 30, 2000, 16% of total revenues in the three months ended June 30, 1999, 11% of total revenues in the six months ended June 30, 2000 and 22% of total revenues in the six months ended June 30, 1999. Insignia markets Jeode to Internet appliance and embedded device manufacturers in the United States, Europe and Japan. Insignia distributes its Jeode product line through direct sales, multiple distributors and strategic partners. Fluctuations in currency exchange rates did not have a material impact on total revenues in the three or six months ended June 30, 2000 or June 30, 1999. However, fluctuations in currency exchange rates could affect Insignia's future revenues and results of operations.

COST OF REVENUES AND GROSS MARGIN

                                                   Three months ended                  Six months ended
                                                        June 30,                           June 30,
                                              ------------------------------    -------------------------------
                                                  2000             1999             2000             1999
                                              -------------    -------------    -------------    --------------
                                                            (in thousands, except percentages)
 Cost of license revenue                      $        655     $        822     $      1,225     $       1,915
 Gross margin: license revenue                         75%              42%              68%               47%

 Cost of service revenue                                78              130              269               308
 Gross margin: service revenue                         84%            (46%)              64%             (42%)

 Total cost of revenues                       $        733     $        952     $      1,494     $       2,223
 Gross margins: total revenues                         76%              37%              67%               42%


Cost of license revenue comprises mostly royalties to third parties, along with the costs of documentation, duplication and packaging. Cost of service revenue includes costs associated with customer-funded engineering activities and end-user support under maintenance contracts.

Insignia believes that the significant factors affecting the Jeode gross margin will continue to include pricing of the development license, pricing of the unit usage and royalties to third parties such as Sun. In early 1999, Insignia signed a five-year agreement with Sun under which Sun established Insignia as an authorized Virtual Machine provider. Under this agreement Insignia will pay Sun a per unit royalty on each Jeode-enabled embedded product shipped by Insignia's customers, plus a royalty on all development licenses put in place between Insignia and its customers. License revenue gross margins in the quarter ended June 30, 2000 were 75%, compared to 42% for the same period in 1999. For the six months ended June 30, 2000, license revenue gross margins were 68% compared to 47% for the same period in 1999.

Gross margin for service revenue increased in the second quarter of 2000 to 84% from (46%) in the same period of 1999. For the six months ended June 30, 2000, service revenue gross margins were 64% compared to (42%) for the same period in 1999. The increase is a result of Jeode engineering and maintenance revenue and the wind down of the SoftWindows UNIX maintenance contract. Service revenue gross margins are lower than license revenue gross margins because many initial customers require non-recurring engineering services, which generate lower gross margin than license revenues.

OPERATING EXPENSES

                                                   Three months ended                  Six months ended
                                                        June 30,                           June 30,
                                              ------------------------------    -------------------------------
                                                  2000             1999             2000             1999
                                              -------------    -------------    -------------    --------------
                                                            (in thousands, except percentages)
 Sales and marketing                          $      1,168     $      1,432     $      2,460     $       3,060
 Percentage of total revenues                          38%              95%              54%               80%

 Research and development                     $      1,554     $      1,403     $      3,008     $       3,018
 Percentage of total revenues                          51%              93%              66%               79%

 General and administrative                   $        924     $        525     $      1,869     $       1,503
 Percentage of total revenues                          30%              35%              41%               39%


Sales and marketing expenses include advertising and promotional expenses, trade shows, personnel and related overhead costs, and salesperson commissions. Sales and marketing expenses decreased by 18% in the quarter ended June 30, 2000 from the quarter ended June 30, 1999, and by 20% for the six months ended June 30, 2000 from the same period of 1999. The decrease is due to eliminating expenditures on SoftWindows advertising programs and staffing. Insignia anticipates a moderate increase in sales and marketing expenses in the third quarter of 2000 as Insignia continues to increase its marketing and direct sales organization for its Jeode product line. Insignia has established a direct sales force in the United States, Europe and Japan. Insignia has also developed relationships with strategic partners to leverage the Jeode technology.

Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation. Research and development expenses rose by 11% in the three months ended June 30, 2000 over the same period in 1999 due to continuing increased Jeode development and support activity. Research and development expenses decreased by less than 1% in the six months ended June 30, 2000 over the six months ended June 30, 1999. In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 2000 and 1999, no development expenditures were capitalized, as there were no amounts that qualified for capitalization.

General and administrative expenses consist primarily of personnel and related overhead costs for finance, legal, information systems, human resources and general management. General and administrative expenses increased by 76% in the three months ended June 30, 2000 over the same period of 1999. The three months ended June 30, 1999 included a large reduction in expense as a result of adjusting a debt reserve for a debt that was collected. Excluding the impact of the reserve adjustment, general and administrative expenses decreased by 3% in the three months ended June 30, 2000 over the same period of 1999, and by 3% for the six months ended June 30, 2000 over the same period of 1999. The decline is due to reduced headcount and reduced legal fees.

INTEREST INCOME (EXPENSE), NET

                                                   Three months ended                  Six months ended
                                                        June 30,                           June 30,
                                              ------------------------------    -------------------------------
                                                  2000             1999             2000             1999
                                              -------------    -------------    -------------    --------------
                                                            (in thousands, except percentages)
 Interest income (expense), net               $        114     $        101     $      (106)     $         256
 Percentage of total revenues                           4%               7%             (2%)                7%


Interest income (expense), net increased from $101,000 in the three months ended June 30, 1999 to $114,000 in the three months ended June 30, 2000 due primarily to increased interest income earned on Insignia's cash and cash equivalents plus a one-time remittance on a tax refund. For the six months ended June 30, 2000, interest income (expense), net decreased from income of $256,000 to $106,000 expense. The decrease is due to a one time commitment fee expense of $300,000 for the credit line secured in the first quarter of 2000.

OTHER INCOME (EXPENSE), NET

                                                   Three months ended                  Six months ended
                                                        June 30,                           June 30,
                                              ------------------------------    -------------------------------
                                                  2000             1999             2000             1999
                                              -------------    -------------    -------------    --------------
                                                            (in thousands, except percentages)
 Other income (expense), net                  $         16     $        (3)     $         24     $        (50)
 Percentage of total revenues                           1%               -%               1%              (1%)


Other income (expense), net increased from an expense of $3,000 in the three months ended June 30, 1999 to income of $16,000 in the three months ended June 30, 2000, and primarily comprised foreign exchange gains (losses) in both periods. In the six months ended June 30, 2000, other income (expense), net increased from an expense of $50,000, for the same period last year, to income of $24,000.

Approximately 99% of Insignia's total revenues and over 35% of its operating expenses are denominated in United States dollars. Most of the remaining revenues and expenses of Insignia are British pound sterling denominated and consequently Insignia is exposed to fluctuations in British pound sterling exchange rates. To hedge against this currency exposure, Insignia enters into foreign currency options and forward exchange contracts for periods and amounts consistent with the amounts and timing of its anticipated pound sterling denominated operating cash flow requirements. Unrealized gains and losses on foreign currency option contracts are deferred and were not material at June 30, 2000 and December 31, 1999. However, currency fluctuations could harm Insignia's results of operations in the future.

Insignia has, at times, an investment portfolio of fixed income securities that are classified as "available for sale securities." These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. Insignia attempts to limit this exposure by investing primarily in short-term securities.

PROVISION (BENEFIT) FOR INCOME TAXES

                                                   Three months ended                  Six months ended
                                                        June 30,                           June 30,
                                              ------------------------------    -------------------------------
                                                  2000             1999             2000             1999
                                              -------------    -------------    -------------    --------------
                                                                      (in thousands)
 Provision (benefit) for income               $      (596)     $          4     $      (591)     $          44
     taxes


Insignia's benefit for income taxes for the three and six months ended June 30, 2000 primarily represents a tax refund from the U.K. government on taxes paid in the years 1995 - 1997. Insignia's provision for income taxes for the three and six months ended June 30, 1999 primarily represents certain non-U.S. taxes arising from sales to Japan. Insignia has recorded a full valuation allowance against all deferred tax assets, primarily comprising net operating losses, on the basis that significant uncertainty exists with respect to realization of these tax assets.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                  June 30,          June 30,
                                                                                    2000              1999
                                                                               ---------------  ------------------
                                                                                         (in thousands)
 Cash, cash equivalents and                                                    $      1,300     $         1,546
     restricted cash
 Cash and cash equivalents                                                     $      5,200     $         6,770
     held in escrow
 Working capital (deficit)                                                     $     (3,348)    $         4,375
 Net cash used in operating                                                    $     (6,201)    $        (8,063)
     activities
 Line of credit available                                                      $      4,000                   -


Insignia has transitioned its product focus from compatibility products to its Jeode product line based on Insignia's EVM technology. This change in product focus has resulted in a redirection of available resources from Insignia's historical revenue base towards the development and marketing efforts associated with the Jeode platform, which was released for general availability in March 1999. As a result of this change in product strategy and associated redirection of resources to new product development, Insignia's financial position weakened during the first half of 2000. Cash used in operating activities in the second quarter of 2000 totaled $2.1 million compared to $4.1 million in the first quarter of 2000. For the six months ended June 30, 2000, cash used in operating activities totaled $6.2 million compared to $8.1 million for the same period in 1999.

Insignia's cash, cash equivalents, restricted cash, and $5.2 million held in escrow, were $6.5 million at June 30, 2000, a decrease of $1.8 million from $8.3 million at June 30, 1999. Working capital decreased to $(3.3) million at June 30, 2000, from $4.4 million at June 30, 1999. The principal source of working capital came from a private placement funding, a convertible promissory note, receivable collections, line of credit and monies released from escrow.

Subsequent to June 30, 2000, Insignia sold its investment in Bristol Technology Inc. for $325,000 in cash. This amount equals the historical cost and carrying value on Insignia's consolidated balance sheet and as a result, Insignia will not record any gain or loss for this transaction.

On October 20, 1999, Insignia signed a convertible promissory note in favor of Quantum Corporation ("Quantum") for $1.0 million. The note is convertible at Quantum's option to Insignia's shares any time during the lifetime of the note. All unpaid principal with any unpaid interest, at 8% per annum, is due and payable on December 31, 2000.

On March 20, 2000, Insignia entered into an agreement with a director whereby he would provide Insignia a $5.0 million line of credit. The interest rate on amounts drawn down is at prime plus 2% per annum until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash at the repayment date. Full repayment of any outstanding loan is due on March 20, 2001. As of June 30, 2000, $1 million had been drawn against the line of credit.

Insignia believes that with $4.0 million available under a line of credit, entered into on March 20, 2000, and expected cash flow from operations Insignia will have sufficient funds to meet Insignia's operating and capital requirements through the end of fiscal year 2000. However, if additional funding is required, there can be no assurance that Insignia will be able to obtain additional funding on acceptable terms or at all. To the extent Insignia is not able to obtain sufficient funding, it will be required to substantially modify its business plan and curtail its operations.

Insignia's liquidity may be reduced in the future by factors such as higher interest rates, inability to borrow without collateral, outcome of pending claims, availability of capital financing and continued operating losses. Further, significant fluctuations in quarterly operating results has had and, in the future, may continue to have a negative affect on Insignia's liquidity. Factors such as price reductions, the introduction and market acceptance of new products and product returns have and may contribute to this quarterly variability. Moreover, Insignia's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could thererfore result in a disproportionate decrease in results of operations. As such, the revenues and results of operations in some future period may be below the expectations of investors, which would likely result in a significant reduction in the market price of Insignia's shares. A decline in the market price of Insignia's shares would have a negative effect on Insignia's ability to raise needed capital on terms and conditions acceptable to management.

YEAR 2000 COMPLIANCE

All of Insignia's most current product releases did not cease to perform nor generate incorrect or ambiguous data or results solely due to a change in date on or after January 1, 2000, and calculated any information dependent on these dates in the same manner, and with the same functionality, data integrity and performance, as these products did on or before December 31, 1999. Since January 1, 2000, we have experienced no disruptions in our business operations as a result of Year 2000 compliance problems or otherwise, and have received no reports of any Year 2000 compliance problems with our products or services. Nonetheless, some problems related to Year 2000 may not appear for some time after January 1, 2000. Year 2000 issues could include implementation of Insignia's Year 2000 compliant products in a timely manner and claims based on the products of other companies or issues arising from the integration of multiple products within a system. Any problems that are not identified and corrected successfully and completely could adversely affect our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Insignia enters into derivative financial instruments such as currency option contracts to hedge certain anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. Insignia does not use derivative financial instruments for trading or speculative purposes. Insignia's downside risk with respect to currency option contracts (British pound sterling) is limited to the premium paid for the right to exercise the option. Premiums paid for options outstanding as of June 30, 2000 were not material.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Insignia held its Annual General Meeting on July 18, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b) At each Annual General Meeting, the third of Insignia's Board of Directors who have been in office longest since their last election, as well as any directors appointed by the Board during the preceding year, are required to resign and are then considered for re-election, assuming they wish to stand for re-election. Nicholas, Viscount Bearsted was re-elected and David G. Frodsham was elected as Directors at the meeting. The Directors whose term of office continues after the meeting are Richard M. Noling, Albert E. Sisto and Vincent S. Pino.

(c) The matters described below were voted on at the Annual General Meeting, and the number of votes cast with respect to each matter and, with respect to the election of directors, for each nominee, were as indicated:

2. To re-appoint PricewaterhouseCoopers as UK statutory auditors of Insignia until the conclusion of the next Annual General Meeting and to authorize the Directors to fix their remuneration.
FOR               AGAINST
3,973,343         35,584

3. To elect as a Director David G. Frodsham.
FOR               AGAINST
3,957,132         42,734

4. To re-elect as a Director Nicholas, Viscount Bearsted.
FOR               AGAINST
3,903,407         102,309

5. To approve a resolution to amend Insignia's UK Employee Share Option Scheme 1996.
FOR               AGAINST
3,783,797         198,719

6. To approve a resolution to amend Insignia's 1995 Incentive Stock Option Plan for US Employees.
FOR               AGAINST
3,769,027         200,489

7. To approve a resolution to authorize the issuance of Insignia's securities equal to more than 20 percent of the voting power outstanding before the issuance to certain investors.
FOR               AGAINST
3,800,830         182,075

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The following exhibit is filed as part of this Report:

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

Date: August 14, 2000

                                                        /s/ STEPHEN M. AMBLER
                                                       -----------------------
                                                          STEPHEN M. AMBLER
                                                       Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                EXHIBIT TITLE
-------------------------------------------------------------------------------
Exhibit 27.1          Financial Data Schedule