Form 10-Q
period 2000-09-30
INSIGNIA SOLUTIONS PLC
filed 2000-11-14
CIK 1002390

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of November 10, 2000, there were 14,283,050 Ordinary shares of L0.20 each nominal value, outstanding.

                             INSIGNIA SOLUTIONS PLC

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS:

               Condensed Consolidated Balance Sheet at September 30, 2000
               and December 31, 1999 (Unaudited).................................................................3

               Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2000 and 1999 (Unaudited).....................................4

               Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2000 and 1999 (Unaudited).....................................................5

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................24

                           PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.................................................................25

SIGNATURES     .................................................................................................26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             INSIGNIA SOLUTIONS PLC
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                   September 30,          December 31,
                                                                       2000                   1999
                                                                --------------------   -------------------
                            ASSETS
Current assets:
       Cash and cash equivalents                                        $    723              $  4,677
       Restricted cash                                                       120                   120
       Cash and cash equivalents held in escrow                                -                 1,000
       Accounts receivable, net of allowances
            of $42 and $131, respectively                                  2,938                   189
       Prepaid and other current assets                                      927                 1,038
                                                                --------------------   -------------------
             Total current assets                                          4,708                 7,024

Property and equipment, net                                                  520                   625
Cash and cash equivalents held in escrow                                   4,975                 5,060
Restricted cash                                                              250                   250
Other noncurrent assets                                                        -                   325
                                                                --------------------   -------------------
                                                                        $ 10,453              $ 13,284
                                                                ====================   ===================
                       LIABILITIES,
                   MANDATORY REDEEMABLE
                 AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                 $    609              $    707
       Accrued liabilities                                                 1,724                 1,674
       Accrued royalties                                                   2,618                 2,327
       Income taxes payable                                                  769                   188
       Deferred revenue                                                      830                 1,349
       Convertible debt                                                    1,000                 1,000
       Line of credit-related party                                        2,063                     -
                                                                --------------------   -------------------
             Total current liabilities                                     9,613                 7,245
                                                                --------------------   -------------------

Contingencies (Note 6)

Mandatorily redeemable capital                                                 -                 2,619
Mandatorily redeemable warrants                                            1,440                 1,440
                                                                --------------------   -------------------
       Total mandatorily redeemable                                        1,440                 4,059
                                                                --------------------   -------------------

Shareholders' equity (deficit):
       Preferred shares                                                        -                     -
       Ordinary shares                                                     4,719                 4,304
       Additional paid-in capital                                         38,181                35,106
       Accumulated deficit                                               (43,039)              (36,969)
       Cumulative currency translation adjustment                           (461)                 (461)
                                                                --------------------   -------------------
             Total shareholders' equity (deficit)                           (600)                1,980
                                                                --------------------   -------------------

                                                                        $ 10,453              $ 13,284
                                                                ====================   ===================

                             See accompanying notes.

                             INSIGNIA SOLUTIONS PLC
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                                                 Three months ended                 Nine months ended
                                                                    September 30,                     September 30,
                                                           -------------------------------- ----------------------------------
                                                                 2000             1999            2000              1999
                                                           ---------------- --------------- ----------------  ----------------
Net revenues:
         License                                                  $ 2,349         $ 1,672          $ 6,166           $ 5,270
         Service                                                      541              82            1,286               299
                                                           ---------------- --------------- ----------------  ----------------

                 Total net revenues                                 2,890           1,754            7,452             5,569
                                                           ---------------- --------------- ----------------  ----------------

Cost of net revenues:
         License                                                    1,245             658            2,470             2,573
         Service                                                       83             116              352               424
                                                           ---------------- --------------- ----------------  ----------------

                 Total cost of net revenues                         1,328             774            2,822             2,997
                                                           ---------------- --------------- ----------------  ----------------

                 Gross margin                                       1,562             980            4,630             2,572
                                                           ---------------- --------------- ----------------  ----------------

Operating expenses:
         Sales and marketing                                        1,379           1,292            3,839             4,352
         Research and development                                   1,495           1,459            4,503             4,477
         General and administrative                                   891             822            2,760             2,325
                                                           ---------------- --------------- ----------------  ----------------

                  Total operating expenses                          3,765           3,573           11,102            11,154
                                                           ---------------- --------------- ----------------  ----------------

                  Operating loss                                   (2,203)         (2,593)          (6,472)           (8,582)

Interest income (expense), net                                         20             101              (86)              357
Other income (expense), net                                            20              (3)              44               (53)
                                                           ---------------- --------------- ----------------  ----------------

                  Loss before income taxes                         (2,163)         (2,495)          (6,514)           (8,278)

Provision (benefit) for income taxes                                  147            (465)            (444)             (421)
                                                           ---------------- --------------- ----------------  ----------------

                  Net loss                                        $(2,310)        $(2,030)         $(6,070)          $(7,857)
                                                           ================ =============== ================  ================

Net loss per share:
                  Basic                                           $(0.16)         $ (0.16)         $ (0.43)          $ (0.62)
                                                           ================ =============== ================  ================
                  Diluted                                         $(0.16)         $ (0.16)         $ (0.43)          $ (0.62)
                                                           ================ =============== ================  ================

Weighted average equivalent shares:
                  Basic                                           14,251           12,853           14,180           12,775
                                                           ================ =============== ================  ================
                  Diluted                                         14,251           12,853           14,180           12,775
                                                           ================ =============== ================  ================

                             See accompanying notes.

                             INSIGNIA SOLUTIONS PLC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        (AMOUNTS IN THOUSANDS, UNAUDITED)

                                                                                  Nine months ended
                                                                                    September 30,
                                                                           ---------------------------------
                                                                                2000              1999
                                                                           ---------------    --------------
Cash flows from operating activities:
    Net loss                                                                   $ (6,070)         $ (7,857)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation                                                                  320               463
      Other                                                                         (63)              (63)
      Net changes in assets and liabilities:
         Restricted cash                                                              -                66
         Accounts receivable, net                                                (2,749)            1,392
         Prepaid and other current assets                                           111               288
         Other noncurrent assets                                                    325                57
         Accounts payable                                                           (98)           (1,026)
         Accrued liabilities                                                        113              (703)
         Accrued royalties                                                          291            (2,269)
         Deferred revenue                                                          (519)            2,022
         Income taxes                                                               581              (516)
                                                                           ---------------    --------------
            Net cash used in operating activities                                 (7,758)           (8,146)
                                                                           ---------------    --------------
Cash flows from investing activities:
         Proceeds from sale of property and equipment                                 3               137
         Purchases of property and equipment                                       (218)             (179)
         Product line sale proceeds held in escrow                                 (215)             (250)
         Product line sale proceeds released from escrow                          1,300             3,360
                                                                           ---------------    --------------
            Net cash provided by investing activities                               870             3,068
                                                                           ---------------    --------------
Cash flows from financing activities:
         Payments made under capital leases                                           -               (51)
         Proceeds from line of credit                                             2,000                 -
         Proceeds from issuance of shares, net                                      934               447
                                                                           ---------------    --------------
            Net cash provided by financing activities                             2,934               396
                                                                           ---------------    --------------
Net decrease in cash and cash equivalents                                        (3,954)           (4,682)
Cash and cash equivalents at beginning of the period                              4,677             6,798
                                                                           ---------------    --------------
Cash and cash equivalents at end of the period                                 $    723          $  2,116
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

Insignia's condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the prior eight quarters, Insignia has incurred an aggregate loss from operations totaling $21.4 million. At September 30, 2000, Insignia's working capital deficit totaled $4.9 million, compared to working capital of $2.7 million at September 30, 1999.

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

Insignia believes that with $3.0 million available under a line of credit, entered into on March 20, 2000 and expected cash flow from operations, Insignia will have sufficient funds to meet Insignia's operating and capital requirements through the end of fiscal year 2000. However, if additional funds are needed there can be no assurance that Insignia will be able to obtain additional funding on acceptable terms or at all. The failure to raise additional funds, if needed, on a timely basis and on sufficiently favorable terms could have a material adverse effect on Insignia's business, operating results and financial condition. Insignia's liquidity may also be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses. Moreover, Insignia's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could therefore result in a disproportionate decrease in results of operations.

Insignia, which is listed on the Nasdaq National Markets, was not in compliance with Nasdaq's continued listing requirements on net tangible assets at September 30, 2000.

The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on December 31, 2000.

NOTE 2.  INCOME TAXES

Insignia's benefit for income taxes for the nine months ended September 30, 2000 primarily represents a tax refund from the U.K. government on taxes paid in the years 1995-1997. Insignia's provision for income taxes for the three months ending September 30, 2000 and three and nine months ended September 30, 1999 primarily represents certain non-U.S. taxes arising from sales to Japan. Insignia accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Insignia's financial statements or tax returns. In estimating future tax consequences, Insignia generally considers all expected future events other than enactments of changes in the tax law or rates.

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

Statement regarding computation of loss per share (in thousands except per share data, unaudited):

                                                               Three months ended                  Nine months ended
                                                                 September 30,                       September 30,
                                                       --------------------------------    --------------------------------
                                                            2000             1999               2000             1999
                                                       ---------------  ---------------    ---------------  ---------------
Net loss                                                   $  (2,310)       $  (2,030)        $ (6,070)        $ (7,857)
                                                       ===============  ===============    ===============  ===============

CALCULATION OF BASIC LOSS PER SHARE:
Weighted average number of ordinary shares
   outstanding used in computation                            14,251           12,853           14,180           12,775
                                                       ===============  ===============    ===============  ===============

Basic loss per share                                       $   (0.16)       $   (0.16)        $  (0.43)        $  (0.62)
                                                       ===============  ===============    ===============  ===============

CALCULATION OF DILUTED LOSS PER SHARE:
Weighted average number of ordinary shares
   outstanding used in computation                            14,251           12,853           14,180           12,775
Net effect of dilutive stock options outstanding                   -                -                -                -
                                                       ---------------  ---------------    ---------------  ---------------

                                                              14,251           12,853           14,180           12,775
                                                       ===============  ===============    ===============  ===============

Diluted loss per share                                     $   (0.16)       $   (0.16)        $  (0.43)        $  (0.62)
                                                       ===============  ===============    ===============  ===============

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. FAS 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. The accumulated other comprehensive loss at December 31, 1998 related to cumulative currency translation adjustments.

Total comprehensive loss was not different from the net loss reported for the nine months ended September 30, 2000 and September 30, 1999.

NOTE 5.  NEW ACCOUNTING PRONOUNCEMENTS

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments - Deferral of the Effect Date of SFAS Statement No. 133" ("SFAS 137"). SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. Insignia will adopt SFAS 133 in 2001. Insignia expects the adoption of SFAS 133 will not affect results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. Insignia does not believe SAB 101 will have a material impact on the financial statements.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not have a material impact on the financial statements.

NOTE 6.  CONTINGENCIES

On February 5, 1998 Insignia completed the disposal of its NTRIGUE technology to Citrix Systems Inc. ("Citrix") for $17.7 million. As part of the disposal, Insignia transferred 45 employees to Citrix, of which 43 were development engineers.

Under the terms of the disposal agreement $9.0 million was paid to Insignia in cash on February 5, 1998, and the remainder was being held in escrow for the sole purpose of satisfying any obligations to Citrix arising from or in connection with an event against which Insignia would be required to indemnify Citrix. Of this amount, $2.5 million, $0.9 million, $1.0 million and $0.3 million were released to Insignia in February 1999, August 1999, February 2000 and September 2000, respectively.

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

On October 4, 1999, Insignia filed a suit against Citrix and GraphOn in the Superior Court of the State of California, County of Santa Clara, relating to the misappropriation assertions of GraphOn's and Citrix's refusal to release funds still remaining in escrow and breach of a Cooperation Agreement between the parties. Subsequent to the filing of the lawsuit, Citrix agreed to release $1.3 million from the escrow. GraphOn answered the complaint, and claimed it had not made any claims of misappropriation against Insignia or Citrix. The case is pending.

On March 15, 2000, GraphOn announced it had filed a suit against Citrix and Insignia in the Superior Court of the State of California, County of Santa Clara, alleging trade secret misappropriation and breach of contract arising out of the same facts and circumstances set forth in Insignia's action against GraphOn. Insignia believes GraphOn's claims are without merit. The case is pending.

NOTE 7.  SEGMENT INFORMATION

Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), provides for segment reporting based upon the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of Insignia's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers

Insignia operates in a single industry segment providing virtual machine technology which enables software applications and operating systems to be run on various computer platforms. In the third quarter of 2000, Victor Data Systems Company, Ltd. ("VDS"), Ravisent Technologies Internet Appliance Group, Inc. ("Ravisent"), and Bsquare Corporation ("Bsquare") accounted for 38%, 24% and 19% of total revenues, respectively. In the third quarter of 1999, Quantum Corporation and Silicon Graphics Inc. accounted for 43% and 28% of total revenues, respectively. No other customer accounted for 10% or more of Insignia's total revenues during the third quarter of 2000 and 1999.

GEOGRAPHIC INFORMATION

Financial information by geographical region is summarized below (in thousands):

                                                         Three months ended                  Nine months ended
                                                           September 30,                       September 30,
                                                   -------------------------------     -------------------------------
                                                       2000              1999             2000               1999
                                                   -------------      ------------     ------------      -------------
Revenues from unaffiliated customers:
      United States                                $       2,890      $      1,598     $      7,421      $       4,952
      International                                            -               156               31                617
                                                   -------------      ------------     ------------      -------------
Consolidated                                       $       2,890      $      1,754     $      7,452      $       5,569
                                                   =============      ============     ============      =============
Intercompany revenues:
      United States                                $           -      $         76     $          -      $         411
      International                                        1,128                61            2,789                224
                                                   -------------      ------------     ------------      -------------
Consolidated                                       $       1,128      $        137     $      2,789      $         635
                                                   =============      ============     ============      =============
Operating loss:
      United States                                $        (946)     $       (377)    $     (1,931)     $      (2,171)
      International                                       (1,257)           (2,216)          (4,541)            (6,411)
                                                   -------------      ------------     ------------      -------------
Consolidated                                       $      (2,203)     $     (2,593)    $     (6,472)     $      (8,582)
                                                   =============      ============     ============      =============

                                                                                               September 30,
                                                                                       -------------------------------
                                                                                          2000               1999
                                                                                       ------------      -------------
Identifiable assets:
      United States                                                                    $      4,175      $       2,526
      International                                                                          24,106             20,043
      Intercompany items and eliminations                                                   (17,828)           (11,511)
                                                                                       ------------      -------------
Consolidated                                                                           $     10,453      $      11,058
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

Revenue by geographic area for the quarter ended September 30, 2000 is as follows (in thousands):

                             U.S.           U.S. Exports         Europe             Total
                        --------------    ----------------    -------------     --------------
OEM                         $ 1,070             $   111            $   -            $ 1,181
Distributor                     601               1,088                -              1,689
End User                         20                   -                -                 20
                        --------------    ----------------    -------------     --------------

Total                       $ 1,691             $ 1,199            $   -            $ 2,890
                        ==============    ================    =============     ==============

Percentage of total
revenue                          59%                 41%               0%               100%
                        ==============    ================    =============     ==============

Revenue by geographic area for the quarter ended September 30, 1999 is as follows (in thousands):

                             U.S.           U.S. Exports          Europe             Total
                        --------------    ----------------    -------------     --------------
OEM                         $ 1,250               $   -            $   -            $ 1,250
Distributor                     328                   8               70                406
End User                         12                   -               86                 98
                        --------------    ----------------    -------------     --------------

Total                       $ 1,590               $   8            $ 156            $ 1,754
                        ==============    ================    =============     ==============

Percentage of total
revenue                          91%                  -%               9%               100%
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

If Insignia completes an underwritten public offering with net proceeds of at least $25 million and a per ADS price of at least $7.02 before either 4 months or 8 months after the effective date of the registration statement, then the right to the related adjustment date terminates. In addition, if at least $4.75 million of funds held in escrow by Citrix is not released to Insignia by March 10, 2000, the purchasing shareholders will have an adjustment date on that date and each month after that, until the earlier of the date the funds are released from the escrow or March 28, 2001. In February 2000 and September 2000, $1.0 million and $0.3 million, respectively, was released from escrow to Insignia.

Through the date of the filing of this 10-Q, there have been eleven adjustment dates. However, as calculated, the average share price of Insignia on those adjustment dates has exceeded the adjustment price of $4.23 per share and consequently no adjustment has occurred.

On any adjustment date the purchasing shareholders will be entitled to purchase additional ADSs at par value. The number of ADSs issuable to the purchasing shareholders following an adjustment date is determined under a formula. The following table illustrates the number of ADSs issuable upon exercise of the additional warrants and the percentage ownership that each represents, assuming: the average bid price is 100%, 75%, 50%, 28.5165% and 25% of the $4.23 price determined when the warrants were issued; the number of ordinary shares outstanding is the number outstanding on November 10, 2000, which is 14,283,050; there was no adjustment of the number of ADSs issuable upon exercise of the warrants; and the exchange rate remains at $1.50 per British pound sterling.

                 PERCENT OF BID PRICE               ADSS ISSUABLE           ADSS ISSUED AS A PERCENTAGE OF
                                                                            TOTAL ORDINARY SHARES IN ISSUE
                                                                                    AFTER ISSUANCE
                     100% ($4.23)                         0                               0%
                    75% ($3.1725)                      391,529                          2.67%
                     50% ($2.115)                     1,239,303                         7.98%
                28.51650% ($1.206248)                 3,548,483                         19.90%
                    25% ($1.0575)                     4,454,127                         23.77%

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

NOTE 10.  LINE OF CREDIT

On March 20, 2000, Insignia entered into an agreement with a director on Insignia's Board of Directors whereby he would provide Insignia a $5.0 million line of credit with a commitment fee of four points based upon the total amount of the line and drawdown/termination fee of two points for drawdown or termination. The interest rate on amounts drawn down is at prime plus 2% until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash per annum at the repayment date. As of September 30, 2000, $2.0 million has been drawn against the line of credit. Full repayment of any outstanding loan is due on the earlier of March 20, 2001 or completion of a debt or equity financing.

NOTE 11.  RELATED PARTY TRANSACTION

During the three months ended September 30, 2000 and the nine months ended September 30, 2000, Insignia recognized revenue of $25,000 and $280,000, respectively, from Phoenix Technologies Ltd. A director on Insignia's Board of Directors is also the CEO of Phoenix Technologies Ltd.

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

Insignia continues to face significant risks associated with the successful execution of its Jeode product strategy. These risks include, but are not limited to continued technology and product development, introduction and market acceptance of new products, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace and retention of key personnel. Due to the generally longer sales cycles associated with the Jeode platform, Insignia does not currently have accurate visibility of future order rates and demand for its products generally. There can be no assurance that Jeode platform products will achieve market acceptance.

Insignia has experienced operating losses in each quarter since the second quarter of 1996. To achieve profitability, Insignia will have to continue to increase its revenue. Insignia's ability to increase revenues depends upon the success of its Jeode product line. Jeode is a relatively new product and it may not achieve market acceptance. If Insignia is unable to generate revenues from Jeode in the form of development license fees, maintenance and support fees, commercial use royalties and customer-funded engineering services, Insignia's current revenue will be insufficient to sustain its business.

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three and nine month periods ended September 30, 2000 and 1999.

                                                          Three months ended                     Nine months ended
                                                            September 30,                          September 30,
                                                 -------------------------------------  ------------------------------------
                                                       2000                1999              2000                1999
                                                 -----------------   -----------------  ----------------   -----------------
Net revenues:
          License                                        81.3%               95.3%              82.7%               94.6%
          Service                                        18.7%                4.7%              17.3%                5.4%
                                                 -----------------   -----------------  ----------------   -----------------

            Total net revenues                          100.0%              100.0%             100.0%              100.0%
                                                 -----------------   -----------------  ----------------   -----------------

Cost of net revenues:
          License                                        43.1%               37.5%              33.2%               46.2%
          Service                                         2.9%                6.6%               4.7%                7.6%
                                                 -----------------   -----------------  ----------------   -----------------

            Total cost of net revenues                   46.0%               44.1%              37.9%               53.8%
                                                 -----------------   -----------------  ----------------   -----------------

            Gross margin                                 54.0%               55.9%              62.1%               46.2%
                                                 -----------------   -----------------  ----------------   -----------------

Operating expenses:
          Sales and marketing                            47.7%               73.6%              51.5%               78.2%
          Research and development                       51.7%               83.2%              60.5%               80.4%
          General and administrative                     30.8%               46.9%              37.0%               41.7%
                                                 -----------------   -----------------  ----------------   -----------------

           Total operating expenses                     130.2%              203.7%             149.0%              200.3%
                                                 -----------------   -----------------  ----------------   -----------------

           Operating loss                                (76.2%)           (147.8%)            (86.9%)            (154.1%)

Interest income (expense), net                            0.7%                5.8%              (1.1%)               6.4%
Other income (expense), net                               0.7%               (0.2%)              0.6%               (0.9%)
                                                 -----------------   -----------------  ----------------   -----------------

            Loss before income taxes                    (74.8%)            (142.2%)            (87.4%)            (148.6%)

Provision (benefit) for income taxes                      5.1%              (26.5%)             (6.0%)              (7.5%)
                                                 -----------------   -----------------  ----------------   -----------------

            Net loss                                    (79.9%)            (115.7%)            (81.4%)            (141.1%)
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

REVENUES

                                                       Three months ended                    Nine months ended
                                                          September 30,                        September 30,
                                                ----------------------------------     -------------------------------
                                                    2000                1999               2000              1999
                                                --------------     ---------------     -------------      ------------
                                                                            (in thousands)
License revenue                                 $       2,349      $        1,672      $      6,166       $     5,270
Service revenue                                           541                  82             1,286               299
                                                --------------     ---------------     -------------      ------------
Total net revenue                               $       2,890      $        1,754      $      7,452       $     5,569
                                                ==============     ===============     =============      ============


The Jeode product line was the primary business of Insignia for the third quarter of 2000. In 1999, Insignia shipped two principal product lines: the Jeode platform and SoftWindows.

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

In the third quarter of 2000, total revenues increased by 65% compared to total revenues for the third quarter of 1999. In the nine months ended September 30, 2000, total revenues increased by 34% compared to total revenues for the first nine months of 1999. The increase is primarily due to the ramp up of the Jeode platform product line. The Jeode platform is now the principal product of Insignia accounting for 99% of the third quarter total revenue and 98% of the total revenue for the nine months ended September 30, 2000. The Jeode platform accounted for 43% of total revenue for the three months ended September 30, 1999 and 14% of total revenues for the nine months ended September 30, 1999. Insignia expects to see continued acceleration in the adoption of the Jeode platform. However, due to revenue recognition factors, not all this growth will necessarily translate into revenue at the time of sale.

License revenue and service revenue accounted for 81% and 19%, respectively, of total revenues for the three months and nine months ended September 30, 2000. For the nine months ended September 30, 2000, license revenue and service revenue accounted for 83% and 17%, respectively, of total revenues. For both the three months and nine months ended September 30, 1999, license revenue and service revenue accounted for 95% and 5%, respectively.

License revenue increased 40% in the third quarter of 2000 compared to license revenues in the third quarter of 1999. For the nine months ended September 30, 2000, license revenue increased 17% compared to the same period in 1999. Jeode license revenues for the three months and nine months ended September 30, 2000 accounted for 100% and 99%, respectively, of total license revenues. Jeode license revenues for the three months and nine months ended September 30, 1999 accounted for 45% and 14%, respectively. SoftWindows license revenues for the three months and nine months ended September 30, 2000 accounted for 0% and 1% of total license revenues, respectively. SoftWindows license revenues accounted for 55% and 86%, respectively, of the license revenues for the three months and nine months ended September 30, 1999.

Service revenue in the third quarter of 2000 was 560% higher than service revenue in the third quarter of 1999. Service revenue for the nine months ended September 30, 2000 was 331% higher than service revenue for the same period in 1999. The increase is primarily due to increased Jeode engineering and Jeode support contracts. Jeode service revenues for the three months and nine months ended September 30, 2000 accounted for 96% and 93%, respectively, of total service revenues. Jeode service revenues for the three months and nine months ended September 30, 1999 accounted for 0% and 2% of total service revenues, respectively. SoftWindows service revenues for the three months and nine months ended September 30, 2000 accounted for 4% and 7% of total service revenues, respectively. SoftWindows service revenues accounted for 100% and 98%, respectively, of the service revenue for the three months and nine months ended September 30, 1999.

Revenue from Insignia's SoftWindows products accounted for 1% and 2% of total revenue in the three months and nine months ended September 30, 2000 compared to 57% and 86% of total revenues for the same periods ended September 30, 1999. The decline is a result of discontinuing the SoftWindows product line and launching the Jeode platform product line. The SoftWindows revenue in the third quarter of 2000 is primarily from UNIX-based maintenance contracts that Insignia is under contract to service through the third quarter of 2000.

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

Sales to distributors and OEM's representing more than 10% of total revenue in each period accounted for the following percentages of total revenue.


                                                   Three months ended                 Nine months ended
                                                      September 30,                     September 30,
                                              ------------------------------    -------------------------------
                                                  2000             1999             2000             1999
                                              -------------    -------------    -------------    --------------
OEM's:
   Quantum                                           *              43%             20%              13%
   Gemstar                                           *               -              24%               -
   Silicon Graphics                                  -              28%              -                *
   Ravisent                                         24%              -               9%               -

 All OEM's:                                         41%             72%             63%              23%

Distributors:
   VDS                                              38%              -              19%               -
   Bsquare                                          19%              -               9%               -

 All Distributors:                                  58%              6%             34%              46%

* Less than 10%

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 41% of total revenues in the three months ended September 30, 2000, 9% of total revenues in the three months ended September 30, 1999, 22% of total revenues in the nine months ended September 30, 2000 and 18% of total revenues in the nine months ended September 30, 1999. Insignia markets Jeode to Internet appliance and embedded device manufacturers in the United States, Europe and Japan. Insignia distributes its Jeode product line through direct sales, multiple distributors and strategic partners. Fluctuations in currency exchange rates did not have a material impact on total revenues in the three or nine months ended September 30, 2000 or September 30, 1999. However, fluctuations in currency exchange rates could affect Insignia's future revenues and results of operations.

COST OF REVENUES AND GROSS MARGIN

                                                   Three months ended                 Nine months ended
                                                      September 30,                     September 30,
                                              ------------------------------    -------------------------------
                                                  2000             1999             2000             1999
                                              -------------    -------------    -------------    --------------
                                                            (in thousands, except percentages)
 Cost of license revenue                      $      1,245     $        658     $      2,470     $       2,573
 Gross margin: license revenue                          47%              61%              60%               51%

 Cost of service revenue                                83              116              352               424
 Gross margin: service revenue                          85%             (41%)             73%              (42%)

 Total cost of revenues                       $      1,328     $        774     $      2,822     $       2,997
 Gross margins: total revenues                          54%              56%              62%               46%

Cost of license revenue comprises mostly royalties to third parties, along with the costs of documentation, duplication and packaging. Cost of service revenue includes costs associated with customer-funded engineering activities and end-user support under maintenance contracts.

Insignia believes that the significant factors affecting the Jeode gross margin will continue to include pricing of the development license, pricing of the unit usage and royalties to third parties such as Sun. In early 1999, Insignia signed a five-year agreement with Sun under which Sun established Insignia as an authorized Virtual Machine provider. Under this agreement Insignia will pay Sun a per unit royalty on each Jeode-enabled embedded product shipped by Insignia's customers, plus a royalty on all development licenses put in place between Insignia and its customers. License revenue gross margins in the quarter ended September 30, 2000 were 47%, compared to 61% for the same period in 1999. The decrease in the third quarter 2000 license gross margin is due to the completion of an incremental, one-time, sales opportunity that had a low margin and also by costs associated with Insignia's legacy business. For the nine months ended September 30, 2000, license revenue gross margins were 60% compared to 51% for the same period in 1999.

Gross margin for service revenue increased in the third quarter of 2000 to 85% from (41%) in the same period of 1999. For the nine months ended September 30, 2000, service revenue gross margins were 73% compared to (42%) for the same period in 1999. The increase is a result of Jeode engineering and maintenance revenue and the wind down of the SoftWindows UNIX maintenance contract. Service revenue gross margins are generally lower than license revenue gross margins because many initial customers require non-recurring engineering services, which generate lower gross margin than license revenues.

OPERATING EXPENSES

                                                   Three months ended                 Nine months ended
                                                      September 30,                     September 30,
                                              ------------------------------    -------------------------------
                                                  2000             1999             2000             1999
                                              -------------    -------------    -------------    --------------
                                                            (in thousands, except percentages)
 Sales and marketing                          $      1,379     $      1,292     $      3,839     $       4,352
 Percentage of total revenues                           48%              74%              52%               78%

 Research and development                     $      1,495     $      1,459     $      4,503     $       4,477
 Percentage of total revenues                           52%              83%              60%               80%

 General and administrative                   $        891     $        822     $      2,760     $       2,325
 Percentage of total revenues                           31%              47%              37%               42%

Sales and marketing expenses include advertising and promotional expenses, trade shows, personnel and related overhead costs, and salesperson commissions. Sales and marketing expenses increased by 7% in the quarter ended September 30, 2000 from the quarter ended September 30, 1999, and decreased by 12% for the nine months ended September 30, 2000 from the same period of 1999. The nine month decrease is due to eliminating expenditures on SoftWindows advertising programs and staffing. The three month increase is due to staffing new hires. Insignia anticipates a moderate increase in sales and marketing expenses in the next few quarters as Insignia continues to increase its marketing and direct sales organization for its Jeode product line. Insignia has established a direct sales force in the United States, Europe and Japan. Insignia has also developed relationships with strategic partners to leverage the Jeode technology.

Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation. Research and development expenses rose by 2% in the three months ended September 30, 2000 over the same period in 1999. Research and development expenses increased by less than 1% in the nine months ended September 30, 2000 over the nine months ended September 30, 1999. Research and development expenses are expected to increase moderately over the next several quarters. In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 2000 and 1999, no development expenditures were capitalized, as there were no amounts that qualified for capitalization.

General and administrative expenses consist primarily of personnel and related overhead costs for finance, legal, information systems, human resources and general management. General and administrative expenses increased by 8% in the three months ended September 30, 2000 over the same period of 1999, and by 19% for the nine months ended September 30, 2000 from the same period of 1999. The increase for the three months ended September 30, 2000 is due to increased legal expenses. The nine months ended September 30, 1999 included a large reduction in expense as a result of adjusting a debt reserve for a debt that was collected. Excluding the impact of the bad debt reserve adjustment, general and administrative expenses decreased by 1% for the nine months ended September 30, 2000 over the same period of 1999. The decline is due to reduced headcount and reduced legal fees. General and administrative expenses are expected to increase moderately over the next several quarters.

INTEREST INCOME (EXPENSE), NET

                                                   Three months ended                 Nine months ended
                                                      September 30,                     September 30,
                                              ------------------------------    -------------------------------
                                                  2000             1999             2000             1999
                                              -------------    -------------    -------------    --------------
                                                            (in thousands, except percentages)
 Interest income (expense), net               $        20      $       101      $      (86)      $        357
 Percentage of total revenues                           1%               6%             (1%)                6%

Interest income (expense), net decreased from $101,000 in the three months ended September 30, 1999 to $20,000 in the three months ended September 30, 2000 due primarily to decreased interest income earned on Insignia's cash and cash equivalents and interest expense on debt. For the nine months ended September 30, 2000, interest income (expense), net decreased from income of $357,000 to expense of $86,000. The decrease is due to reduced interest income as a result of lower cash and cash equivalent balances, debt and a one time commitment fee expense of $300,000 for the $5 million credit line secured in the first quarter of 2000.

OTHER INCOME (EXPENSE), NET

                                                   Three months ended                 Nine months ended
                                                      September 30,                     September 30,
                                              ------------------------------    -------------------------------
                                                  2000             1999             2000             1999
                                              -------------    -------------    -------------    --------------
                                                            (in thousands, except percentages)
 Other income (expense), net                  $        20      $        (3)     $        44      $       (53)
 Percentage of total revenues                           1%               -%               1%              (1%)

Other income (expense), net increased from an expense of $3,000 in the three months ended September 30, 1999 to income of $20,000 in the three months ended September 30, 2000, and primarily comprised foreign exchange gains (losses) in both periods. In the nine months ended September 30, 2000, other income (expense), net increased from an expense of $53,000, for the same period last year, to income of $44,000.

Approximately 99% of Insignia's total revenues and over 35% of its operating expenses are denominated in United States dollars. Most of the remaining revenues and expenses of Insignia are British pound sterling denominated and consequently Insignia is exposed to fluctuations in British pound sterling exchange rates. To hedge against this currency exposure, Insignia enters into foreign currency options and forward exchange contracts for periods and amounts consistent with the amounts and timing of its anticipated pound sterling denominated operating cash flow requirements. Unrealized gains and losses on foreign currency option contracts are deferred and were not material at September 30, 2000 and December 31, 1999. However, currency fluctuations could harm Insignia's results of operations in the future.

Insignia has, at times, an investment portfolio of fixed income securities that are classified as "available for sale securities." These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. Insignia attempts to limit this exposure by investing primarily in short-term securities.

PROVISION (BENEFIT) FOR INCOME TAXES

                                                   Three months ended                 Nine months ended
                                                      September 30,                     September 30,
                                              ------------------------------    -------------------------------
                                                  2000             1999             2000             1999
                                              -------------    -------------    -------------    --------------
                                                                      (in thousands)
 Provision (benefit) for income               $        147     $      (465)     $      (444)     $       (421)
     taxes

Insignia's benefit for income taxes for the nine months ended September 30, 2000 primarily represents a tax refund from the U.K. government on taxes paid in the years 1995-1997. Insignia's provision for income taxes for the three months ending September 30, 2000 and three and nine months ended September 30, 1999 primarily represents certain non-U.S. taxes arising from sales to Japan. Insignia has recorded a full valuation allowance against all deferred tax assets, primarily comprising net operating losses, on the basis that significant uncertainty exists with respect to realization of these tax assets.

LIQUIDITY AND CAPITAL RESOURCES

                                                                               September 30,      September 30,
                                                                                    2000              1999
                                                                               ---------------  ------------------
                                                                                         (in thousands)
 Cash, cash equivalents and                                                    $        1,093    $        2,486
     restricted cash
 Cash and cash equivalents                                                     $        4,975    $        5,990
     held in escrow
 Working capital (deficit)                                                     $       (4,905)   $        2,717
 Net cash used in operating                                                    $       (7,758)   $       (8,146)
     activities for the nine month period
 Line of credit available                                                      $        3,000                 -

Insignia has transitioned its product focus from compatibility products to its Jeode product line based on Insignia's EVM technology. This change in product focus has resulted in a redirection of available resources from Insignia's historical revenue base towards the development and marketing efforts associated with the Jeode platform, which was released for general availability in March 1999. As a result of this change in product strategy and associated redirection of resources to new product development, Insignia's financial position has weakened. Cash used in operating activities in the third quarter of 2000 totaled $1.6 million compared to $2.1 million in the second quarter of 2000. For the nine months ended September 30, 2000, cash used in operating activities totaled $7.8 million compared to $8.1 million for the same period in 1999.

Insignia's cash, cash equivalents, restricted cash, and funds held in escrow, were $6.1 million at September 30, 2000, a decrease of $2.1 million from $8.5 million at September 30, 1999. Working capital decreased to $(4.9) million at September 30, 2000, from $2.7 million at September 30, 1999. The principal source of working capital came from a private placement funding, a convertible promissory note, sale of investment, receivable collections, line of credit and monies released from escrow.

Insignia sold its investment in Bristol Technology Inc. for $325,000 in cash on July 10, 2000. This amount equals the historical cost and carrying value on Insignia's consolidated balance sheet and as a result, Insignia did not record any gain or loss for this transaction.

On October 20, 1999, Insignia signed a convertible promissory note in favor of Quantum Corporation ("Quantum") for $1.0 million. The note is convertible at Quantum's option to Insignia's shares any time during the lifetime of the note. All unpaid principal with any unpaid interest, at 8% per annum, is due and payable on December 31, 2000.

On March 20, 2000, Insignia entered into an agreement with a director on Insignia's Board of Directors whereby he would provide Insignia a $5.0 million line of credit. The interest rate on amounts drawn down is at prime plus 2% per annum until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash at the repayment date. Full repayment of any outstanding loan is due on March 20, 2001. As of September 30, 2000, $2.0 million had been drawn against the line of credit.

Insignia believes that with $3.0 million available under the line of credit, and expected cash flow from operations Insignia will have sufficient funds to meet Insignia's operating and capital requirements through the end of fiscal year 2000. However, if additional funding is required, there can be no assurance that Insignia will be able to obtain additional funding on acceptable terms or at all. To the extent Insignia is not able to obtain sufficient funding, it will be required to substantially modify its business plan and curtail its operations. Insignia has engaged the services of an investment banking company to review funding options beyond the end of 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Insignia enters into derivative financial instruments such as currency option contracts to hedge certain anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. Insignia does not use derivative financial instruments for trading or speculative purposes. Insignia's downside risk with respect to currency option contracts (British pound sterling) is limited to the premium paid for the right to exercise the option. Premiums paid for options outstanding as of September 30, 2000 were not material.

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


                                              INSIGNIA SOLUTIONS PLC
                                                   (Registrant)

Date: November 14, 2000

                                               /s/ STEPHEN M. AMBLER
                                               ---------------------
                                                 STEPHEN M. AMBLER
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                EXHIBIT TITLE
----------------------------------------------------------------------
Exhibit 27.1          Financial Data Schedule