Form 10-K405
period 2000-12-31
INSIGNIA SOLUTIONS PLC
filed 2001-03-22
CIK 1002390

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                      OR,

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM              TO

                         COMMISSION FILE NUMBER 0-27012
                            ------------------------

                             INSIGNIA SOLUTIONS PLC

             (Exact name of Registrant as specified in its charter)

               ENGLAND AND WALES                                 NOT APPLICABLE
        (State or other jurisdiction of              (I.R.S. employer identification number)
        incorporation or organization)

                            ------------------------

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

                                (TITLE OF CLASS)

                     ORDINARY SHARES (L0.20 NOMINAL VALUE)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $73,684,000 as of February 22, 2001 based upon the closing sale price on the Nasdaq National Market reported for such date. Ordinary shares held by each officer and director and by each person who owns 5% or more of the outstanding Ordinary share capital have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

    As of February 22, 2001, there were 19,113,994 Ordinary shares of L0.20 each nominal value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                   --------
PART I

    Item 1.          Business....................................................      3

    Item 2.          Facilities..................................................     14

    Item 3.          Legal Proceedings...........................................     14

    Item 4.          Submission of Matters to a Vote of Security Holders.........     15

    Item 4A.         Executive Officers of the Registrant........................     15

PART II.

    Item 5.          Market for Registrant's Common Equity and Related
                       Stockholder Matters.......................................     18

    Item 6.          Selected Consolidated Financial Data........................     20

    Item 7.          Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................     21

    Item 8.          Consolidated Financial Statements and Supplementary Data....     34

    Item 9.          Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure..................................     34

PART III.

    Item 10.         Directors and Executive Officers of the Registrant..........     35

    Item 11.         Executive Compensation......................................     36

    Item 12.         Security Ownership of Certain Beneficial Owners and
                       Management................................................     41

    Item 13.         Certain Relationships and Related Transactions..............     43

PART IV.

    Item 14.         Exhibits, Financial Statement Schedules and Reports on Form
                       8-K.......................................................     44

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

ITEM 1--BUSINESS

OVERVIEW

    Insignia Solutions plc (the "Company"), which commenced operations in 1986, develops, markets and supports software technologies that speed the adoption of Java-based individualized computing in Internet appliances and embedded devices.

    In January 1998, the Company announced its intention to launch a new product line called the Jeode-TM- platform, based on the Company's Embedded Virtual Machine ("EVM-TM-") technology. This followed a strategic review in late 1997 of the Company's business. The Company also explored new markets that would leverage the Company's 15 years of emulation software development experience. The Jeode platform is the Company's implementation of Sun Microsystems, Inc.'s ("Sun") Java-Registered Trademark- technology tailored for Internet appliances and embedded devices. It leverages patent-pending intellectual property to provide these resource-constrained devices with high performance, fully-compatible Java applet and application support. The product became available for sale in March 1999. The Jeode platform is now the principal product line of the Company and will be for the foreseeable future. The Jeode product line revenue model is based on original equipment manufacturer's ("OEMs") and channel partners' customer transactions.

    The Company's principal product line in past years was SoftWindows-TM-. This product enabled Microsoft Windows ("Windows-Registered Trademark-") applications to be run on most Apple Computer Inc. ("Apple-Registered Trademark-") Macintosh computers and many UNIX workstations. Revenues from this product line grew until 1995, but declined significantly after that date, along with margins. This was due to a declining demand for

Apple Macintosh products and increased competition. The Company also shipped RealPC, a low cost software product that allowed consumers to play games and other applications designed for Intel-based PCs on their Power Macintosh computers. In early 1999 Management took steps to discontinue these product lines, and on October 18, 1999, the Company signed an exclusive licensing arrangement with FWB Software, LLC ("FWB"). This arrangement allowed the Company to focus exclusively on its Jeode platform business strategy.

    Between December 1995 and May 1998, the Company shipped NTRIGUE-TM-, a Windows compatibility client/server product that supported multiple X-terminals, workstation clients, Macintosh computers, PCs, network computers and Net PCs from a Windows NT-based server. The Company disposed of its NTRIGUE technology in February 1998.

PRODUCTS AND SUPPORT

SUMMARY

    The Jeode product has been available for sale since March 16, 1999. In 2000, revenue from the Jeode product line was derived from four main sources: the sale of a development license, the sale of annual maintenance and support contracts/services, a commercial use royalty based on shipments of products that include Jeode technology, and customer-funded engineering activities. The Company expects future revenues to be derived from the same sources. The Jeode product line revenue model is based on OEMs customer transactions. Jeode product line revenues accounted for 98% of total Company revenues in 2000, and 100% of total Company revenues in the fourth quarter of 2000.

    In 2000, the Company derived its SoftWindows revenues from FWB and from offering support services. SoftWindows revenues accounted for 2% of total Company revenues in 2000.

JEODE PLATFORM

    The Company's Jeode platform allows developers to create applications for Internet appliances and embedded devices using Java technology. The Java environment was originally designed by Sun and first unveiled in 1995. Currently, International Data Corporation estimates there are over 2.5 million Java software developers, and Sun estimates more than 10,000,000 Java enabled computer platforms and more than 200 Java licensees. The primary use of the Java technology, prior to the beta release of the Jeode platform in November 1998, was for large corporate or enterprise applications.

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

    Management believes that there is a significant opportunity for Java technology that can scale down to work within the constraints of an Internet appliance or embedded device. With the Company's fifteen years of experience developing virtual machine technology to function under severe systems resource restrictions, the Company is uniquely suited with its technology to transition from the PC compatibility market to the Java market. The Company has leveraged its virtual machine expertise and algorithms and developed its EVM, which is the Company's brand of a Java embedded virtual machine.

This EVM fits within the constraints of an Internet appliance or embedded device. The Company believes its EVM incorporates unique technologies, including dynamic adaptive compilation and precise, concurrent garbage collection to achieve optimal performance and robustness in limited memory Internet appliances and embedded devices. Consequently, the Company believes it is in a unique position to take advantage of the opportunity and demand that now exists.

    The Company's Jeode platform is comprised of two primary and complementary components: JeodeRUNTIME and JeodeSUITE. JeodeRUNTIME consists of a highly configurable Jeode EVM and embedded class libraries called JeodeCLASS. These two technologies provide the runtime environment for executing the Java application in the Internet appliance or embedded device. JeodeSUITE is used during the development of software for Internet appliances or embedded devices, and consists of JeodeCONFIGURATOR and JeodeMONITOR. These include an event monitor and memory use analyzer to provide an easy way to tune and configure the EVM for any device.

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

    The Jeode platform is available for ARM, MIPS, x86, Hitachi SuperH-3 and SuperH-4 and Power PC processors, and Windows CE 2.12 and 3.0, Windows NT4, VxWorks, Linux, ITRON, Nucleus, BSDi Unix, pSOS and other operating systems, with additional processor/operating system platforms planned for introduction in 2001. The Company also offers various services and will license technology for porting the Jeode platform to other platforms to help developers migrate their applications to their platforms more easily.

    The Company has filed applications with the Patent Office of the United Kingdom and the United States for international protection of innovative technologies related to the Jeode platform.

SOFTWINDOWS

    On October 18, 1999, the Company signed an exclusive licensing arrangement of its SoftWindows and RealPC product lines to FWB. The proceeds the Company will receive from the license arrangement are based on an earn-out of FWB's future revenues from the product line and will be paid to the Company as those revenues are achieved. Upon achieving a certain revenue threshold, the SoftWindows and RealPC product lines will be transferred to FWB at no additional consideration. This threshold has not yet been reached. FWB has assumed all existing technical support obligations of the Company for SoftWindows Macintosh customers. The Company continued to provide technical support to its existing Unix customers that had technical support contracts in place on October 18, 1999. The Company did not renew any of these contracts and as such all of its obligations ceased in October 2000.

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

SUPPORT--JEODE PLATFORM

    The Company offers both pre and post sales support to its Jeode platform customers. Pre sales support is provided at no charge. After the sale, each customer generally commits to at least a one year annual maintenance contract which will entitle the customer to receive standard support, including: web-based support, access to FAQs, on-line publications and documentation, e-mail assistance, limited telephone support, and critical bug fixes and product updates (collective bug fixes and minor enhancements). Annual maintenance contracts are also generally required during the time that the customer is developing and/or shipping products that include any of the Jeode technology.

SUPPORT--SOFTWINDOWS

    The Company offered each SoftWindows customer 30 days of free first line technical support through Startek, a third party support organization. The Company provided second line support to Startek. The Company also provided free SoftWindows technical support through on-line services such as America Online and CompuServe, Internet e-mail, a Worldwide Web server, an electronic bulletin board and a 24-hour facsimile response service. Under the terms of the Company's exclusive licensing arrangement with FWB, FWB assumed all existing technical support obligations of the Company for SoftWindows Macintosh customers. The Company continued to provide technical support to SoftWindows UNIX customers that had technical support contracts in place on October 18, 1999. The Company did not renew any of these contracts as they expired and as such all its obligations ceased by October 2000.

DEPENDENCE ON JEODE PLATFORM REVENUE

    The Company's future performance depends upon sales of products within the Company's new Jeode product line. During the fourth quarter of 2000, sales of products in the Jeode product line totaled $3.3 million, which accounted for 100% of the Company's total revenue in such quarter. The Company incurred an operating loss of $1.1 million in the fourth quarter of 2000. The Jeode platform may not achieve or sustain market acceptance or provide the desired revenue levels. At current overhead levels, the Company requires revenues of more than $5.3 million per quarter to achieve an operating profit. Overhead expenses are anticipated to increase in 2001. The Jeode product line is the Company's sole product line and the Company relies and will continue to rely upon sales of Jeode products for the Company's revenue for the foreseeable future.

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

    The Company's success depends upon the use of the Company's technology by the Company's licensees in their Internet appliances or embedded devices. The Company's licensees undertake a lengthy process of developing systems that use the Company's technology. When a licensee enters into a development license with the Company, the licensee will normally prepay some future commercial use royalties, typically an amount projected to cover 3 to 6 months of future usage. Thereafter, until a licensee has sales of its systems incorporating the Company's technology which generate sufficient commercial use royalties to surpass any prepayment to the Company, the Company does not receive any further royalties from that licensee. The Company expects that the period of time between entering into a development license and actually recognizing further commercial use royalties to be not only lengthy, but contingent on many factors, which makes it difficult for the Company to predict when the Company will recognize royalties from commercial use licenses.

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

    The Jeode platform became available in March 1999 and generated 98% of the Company's total revenues for 2000 and 100% of the Company's total revenues for the fourth quarter of 2000. The Jeode platform is the Company's principal product line for the foreseeable future. In 2000, 52% of Jeode platform revenues were derived from OEM sales, 46% from distributors and 2% from direct sales. Revenues from OEM customers Index Systems Inc., a subsidiary of Gemstar International Group Limited, and Quantum Corporation accounted for 18% and 15%, respectively, of total revenues in the year. Revenues from distributor customers Wind River Systems, Inc. and Victor Data Systems Company, Ltd. accounted for 22% and 14%, respectively, of total revenues in the year.

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

    The Company is initially concentrating on selling its Jeode product line to markets that it believes will be early adopters of this technology. These early adopters include manufacturers of Internet terminals, digital set-top boxes, personal digital assistants (PDAs), handheld PCs, smart phones, webphones, mass storage devices, networking infrastructure and car navigation/multimedia systems.

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

    The Company plans to further develop direct sales channels in the Internet appliance and embedded device markets and to hire and train more direct sales personnel. Competition for qualified sales personnel is intense and there can be no assurance that the Company will be able to attract the personnel needed to market and sell products in the Internet appliance and embedded device markets. The Company anticipates increased operating expenses as it introduces the product and develops the organization to market, sell and support the product.

    The Company is also leveraging its resources by entering into commercial relationships with channel partners that would ship Jeode technology as part of a broader product offering.

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

    INTERNATIONAL SALES. Jeode platform sales to customers outside the United States, derived from customers in Asia and Europe, represented approximately 18% of total revenues in 2000. The Company opened a sales office in Japan during 1999. Revenues from outside the United States are expected to increase significantly over time. International operations are subject to a number of risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing operations, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of laws and political and economic instability. In addition, fluctuations in exchange rates could affect demand for the Company's products. If for any reason exchange or price controls or other currency restrictions are imposed, the Company's business, financial condition and results of operations could be materially adversely affected. The Company markets its Jeode product line to Internet appliance and embedded device manufacturers in Japan. Economic conditions in Japan generally, as well as fluctuations in the value of the Japanese yen against the U.S. dollar and British pound sterling could have a negative effect on the Company's revenues and results of operations. As the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

SOFTWINDOWS

    The Company sold SoftWindows through a multiple channel distribution system that included distributors and resellers. SoftWindows accounted for 2%, 74% and 92% of total company revenues in 2000, 1999 and 1998, respectively.

    On October 18, 1999, the Company signed an exclusive licensing arrangement of its SoftWindows and RealPC product lines to FWB. The proceeds the Company will receive from the license arrangement are based on an earn-out of FWB's future revenues from the product lines and will be paid to the Company as those revenues are achieved. Upon achieving a certain revenue threshold, which has not yet been reached, the SoftWindows and RealPC product lines will be transferred to FWB at no additional consideration.

    DISTRIBUTOR AND RETAIL SALES. The Company established a worldwide two-tier distribution channel for its SoftWindows products. Its distributor relationships included Sun, Ingram Micro U.S. and Merisel in North America, Sun and HP Germany in Europe and Mitsubishi Corporation ("Mitsubishi") in Japan. Certain of these distributors, in turn, sold to major retailers such as CompUSA, Fry's and MicroCenter. In addition, the Company's products were carried by major national Macintosh catalog channels, such as MacWarehouse and MacConnection.

    During 1998, the Company had a distribution arrangement with Sun, under which Sun could market and distribute SoftWindows on selected configurations of its platforms to provide compatibility benefits on these platforms. This agreement expired on December 31, 1998, and was not renewed.

    Sales to SoftWindows distributors represented approximately 2%, 64% and 92% of the Company's total revenues in 2000, 1999 and 1998, respectively. Sales to Sun and Ingram Micro U.S. each accounted for 27% of total revenues in 1998. No other distributor accounted for 10% or more of the Company's total revenues in 2000, 1999 or 1998. In 1999, the majority of the Company's sales through the distributor channel were Macintosh products. The Company ceased making sales to distributors in mid 1999, and concentrated its SoftWindows marketing efforts on achieving sell through of inventories held by distributors to end users via resellers. The Company believes that it has been successful in these efforts and that at December 31, 2000, there were no inventory levels held at distributors and resellers.

    OEM BUNDLING. In prior years the Company participated in numerous OEM bundling arrangements. In 2000 and 1998 the Company did not participate in any OEM arrangements, and consequently did not receive any revenue from such arrangements. In 1999 the Company participated in two such arrangements and license revenues from OEMs represented 30% of the Company's total revenues. Quantum Corporation, a Jeode platform OEM customer, accounted for 23% of total revenues of the Company in 1999.

    INTERNATIONAL SALES. Sales to SoftWindows customers outside the United States, which were derived mainly from customers in Europe and Asia, represented approximately 0%, 15% and 24% of total revenues in 2000, 1999 and 1998, respectively.

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

    Under the agreement, the Company pays Sun a per unit royalty on each Jeode-enabled Internet appliance or embedded device shipped by the Company's customers, plus a royalty on all development licenses put in place between the Company and its customers.

    If the agreement with Sun terminates or expires without renewal, the Company would not be able to market its Jeode product line. Any disruption in the Company's relationship with Sun would likely impair its sales of Jeode and result in a material adverse effect on the Company's business, financial condition and results of operations.

    AI CORPORATION. In September 1999, the Company appointed AI Corporation, for a one year period as its sole agent in Japan, for the purposes of selling Jeode products. AI Corporation sold alongside the Company's direct sales force. As part of the agreement, AI Corporation actively marketed the Jeode product line in Japan and provided first and second level support to customers of both AI Corporation and the Company. The agreement expired in September 2000 without renewal.

    BSQUARE DISTRIBUTION AGREEMENT. In February 2000, the Company signed a three year distribution agreement with BSquare Corporation ("BSquare") under which BSquare will offer the Jeode platform to customers as a component of its product and service offerings. In compliance with the terms of the agreement, the Company did not contract with any other distributor specializing in Windows CE or NT embedded products during the period from March 1, 2000 to November 30, 2000.

    WIND RIVER. In December 2000, the Company signed a three year OEM agreement with Wind River Systems, Inc. ("Wind River") under which Wind River will offer the Jeode platform to customers as a component of its product and service offerings.

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

SOFTWINDOWS

    FWB SOFTWARE. On October 18, 1999, the Company signed an exclusive licensing arrangement for its SoftWindows and RealPC product lines with FWB. A key component of the Company's SoftWindows business involved agreements with Microsoft and major UNIX system vendors. The Company's Distribution Agreement and Software Trademark License Agreement with Microsoft both expired on October 31, 1999. FWB has entered into a license and distribution agreement with Microsoft to distribute Windows in the SoftWindows and RealPC products.

    MICROSOFT DISTRIBUTION AGREEMENT. Between 1988 and October 1999, the Company licensed first MS-DOS, and later Windows from Microsoft ("Microsoft Distribution Agreement"). Microsoft granted to the Company a non-exclusive, worldwide license to reproduce, adapt and distribute the then currently available versions of Windows that were included as a component of the Company's products. The Company paid Microsoft a per unit royalty for copies of the Company's products sold that included a version of Windows. The Microsoft Distribution Agreement expired on October 31, 1999 and there was no attempt to renew the license by the Company. The Company no longer has any rights to license or distribute Windows in any of its products.

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

PRODUCT DEVELOPMENT

    In January 1998, the Company announced it was developing the Jeode EVM for the emerging Java-based Internet appliance and embedded device marketplaces. The Jeode platform is based upon the Company's virtual machine technology and is geared toward providing current Internet appliance and embedded device developers with the feature-rich Jeode EVM that is supported by tools compatible with Internet appliance and embedded device environments, such as configuration and remote debugging tools. In November 1998, the Company delivered beta versions of the Jeode platform. The Company released the Jeode platform in March 1999. The Company developed additional functionality during 2000 and intends to develop further functionality in 2001, particularly to provide compatibility with additional processor/operating platforms. Product development is subject to a number of risks, including development delays, product definition, marketing and competition. It is possible that development of the enhancements to the Company's Jeode platform will not be completed in a timely manner and, even if they are developed, that the product line will not achieve or maintain customer acceptance. The failure of the Company to commercialize its virtual machine technology successfully and in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company must continually change and improve its products in response to changes in operating systems, application software, computer hardware, networking software, programming tools and computer language technology. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable.

    In 2000, 1999 and 1998, the Company spent approximately $6.0 million,
$6.0 million and $6.2 million, respectively, on Company-sponsored research and development. At December 31, 2000, the Company had 62 full-time employees engaged in research and development, all of whom were located at the Company's facility in the United Kingdom. The geographic distance between the Company's engineering personnel in the United Kingdom and the Company's principal offices in California and its primary markets in the United States and Japan has in the past led and could in the future lead to logistical and communication difficulties. There can be no assurance that the geographic and cultural differences between the Company's United States, Japanese and United Kingdom personnel and operations will not result in problems that materially adversely affect the Company's business, financial condition and results of operations. Further, because the Company's research and development operations are located in the United Kingdom, its operations and expenses are directly affected by economic and political conditions in the United Kingdom.

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

ENGLISH CORPORATION

    The Company is incorporated under English law. Two of the Company's executive officers and two of its directors reside in England. All or a substantial portion of the assets of such persons, and a significant portion of the assets of the Company, are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against them or against the Company, in United States courts, judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States. There is doubt as to the enforceability in England, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon United States securities laws. In addition, the rights of holders of Ordinary Shares and, therefore, certain of the rights of ADS holders, are governed by English law, including the Companies Act 1985, and by the Company's Memorandum and Articles of Association. These rights differ in certain respects from the rights of shareholders in typical United States corporations.

EMPLOYEES

    As of December 31, 2000, the Company employed 106 regular full-time persons, comprising 22 in sales, marketing and related staff activities, 64 in research and development and 20 in management, administration and finance. Of these, all research and development employees, 6 sales and marketing employees and 8 administration and finance employees are located in the United Kingdom. None of the Company's employees are represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

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

    Mr. Stephen M. Ambler, the Company's Chief Financial Officer, Company Secretary and Senior Vice President, has left the employment of the Company. His last day with the Company was March 15, 2001. However, for a period of six months following this date, Mr. Ambler will be a part-time consultant to the Company. The Company has named Mr. Albert Wood as Mr. Ambler's replacement.
Mr. Wood will be the Company's Chief Financial Officer effective April 1, 2001. The Company does not believe that Mr. Ambler's departure will have a material adverse effect on the Company's business, financial condition or results of operations. In the interim, Mr. Richard M. Noling, the Company's President and Chief Executive Officer, will be serving as the Company's Chief Financial Officer and Secretary.

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

    Citrix's indemnity claim is based on assertions made by GraphOn Corporation ("GraphOn") in January of 1998 that the Company misappropriated unidentified GraphOn trade secrets. In November of 1998, Citrix filed an action against GraphOn in the United States District Court, Southern District of Florida, seeking a declaratory judgment that Citrix does not infringe any GraphOn proprietary rights and that Citrix has not misappropriated any trade secrets or breached an agreement to which GraphOn is a party. Citrix filed the action in response to assertions first made by GraphOn, and disclosed to Citrix in January 1998, that the Company may have used GraphOn's confidential information to develop certain of the Company's products, possibly including products the Company sold to Citrix in February 1998. The Court dismissed the complaint, but Citrix has subsequently filed an appeal. The Company believes that any misappropriation or similar assertions by GraphOn are without merit or basis, and contests Citrix's indemnity claim.

    On October 4, 1999, the Company filed a suit against Citrix and GraphOn in the Superior Court of the State of California, County of Santa Clara, relating to the misappropriation assertions of GraphOn's and Citrix's refusal to release funds still remaining in escrow and breach of a Cooperation Agreement between the parties. Subsequent to the filing of the lawsuit, Citrix agreed to release $1.3 million from the escrow, leaving a balance of $5.1 million. GraphOn answered the complaint, and claimed it had not made any claims of misappropriation against the Company or Citrix. The case is pending.

    On March 15, 2000, GraphOn filed a suit against Citrix and the Company in the Superior Court of the State of California, County of Santa Clara, alleging trade secret misappropriation and breach of contract arising out of the same facts and circumstances set forth in the Company's action against GraphOn. The two Superior Court actions were consolidated. The Company believes GraphOn's claims are without merit. The case is pending. A mediation is scheduled for March 22, 2001.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 4A--EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company as of February 22, 2001 are as follows:

NAME                            AGE      POSITION
----                          --------   --------
Richard M. Noling...........     52      President, Chief Executive Officer, and Director

Stephen M. Ambler*..........     41      Chief Financial Officer, Company Secretary and a Senior
                                         Vice President

George Buchan...............     48      Senior Vice President of Engineering and UK General
                                         Manager

Jonathan D. Hoskin..........     43      Chief Technology Officer and a Senior Vice President

Paul O. Livesay.............     33      Senior Vice President Corporate Development and
                                         Strategic Relations

Mark E. McMillan............     37      Chief Operating Officer

Ronald C. Workman...........     46      Senior Vice President of Marketing

------------------------

* Mr. Ambler has left the employment of the Company and his last day with the Company was March 15, 2001. However, for a period of six months following this date, Mr. Ambler will be a part-time consultant to the Company. The Company has hired Mr. Albert Wood as Mr. Ambler's replacement. Mr. Wood will be the Company's Chief Financial Officer effective April 1, 2001. In the interim, Mr. Richard M. Noling will be serving as the Company's Chief Financial Officer and Secretary.

    Richard M. Noling was named President and Chief Executive Officer and a director of the Company in March 1997. Mr. Noling is currently serving as the Company's Chief Financial Officer and Secretary since the departure of Mr. Ambler on March 15, 2001. He also served as Chief Financial Officer, Senior Vice President of Finance and Operations and Company Secretary between
April 19, 1996 and October 1, 1997 and Chief Operations Officer between February and March 1997. From August 1995 to February 1996, Mr. Noling was Vice President and Chief Financial Officer at Fast Multimedia, Inc., a German-based computer software and hardware developer. From November 1994 to August 1995, he was Chief Financial Officer for DocuMagix Inc., a personal paper management software company. From June 1991 to October 1994, Mr. Noling served as Senior Vice President and Chief Financial Officer for Gupta Corporation. He received a Bachelor of Arts degree in aerospace and mechanical engineering science from the University of California (San Diego) in 1970. He received an M.A. degree in theology from the Fuller Theological Seminary in 1972, and an M.S. degree in business administration in 1979 from the University of California (Irvine).

    Stephen M. Ambler served as the Company's Chief Financial Officer, Company Secretary and a Senior Vice President of the Company until he left the Company's employment on March 15, 2001. He joined the Company in April 1994 as Director of Finance and Administration, Europe. In April 1997, he was appointed Worldwide Corporate Controller and became Chief Financial Officer, Company Secretary and a Vice President in October 1997. He became a Senior Vice President in
January 1999. Prior to joining the Company Mr. Ambler served as Financial Controller and Company Secretary at Ampex Great Britain Limited and before that served as Finance Director at Carlton Cabletime Limited in Newbury, England between May 1988 and December 1992. Mr. Ambler is a member of the Institute of Chartered Accountants in England and Wales.

    Albert J. Wood will be the Company's Chief Financial Officer effective
April 1, 2001. From June 1999 to March 2001, Mr. Wood was Chief Financial Officer for Cohera Corporation, a privately held company providing e-commerce infrastructure and data base management software and consulting services. From December 1997 to June 1999, Mr. Wood was V.P. Finance & Treasurer for Indus International Inc., an enterprise management software consulting services company, where Mr. Wood also served as interim Chief Financial Officer from July 1998 to June 1999. From September 1996 to December 1997, Mr. Wood was Controller for Prism Solutions, a software and consulting services company. From November 1993 to September 1996, Mr. Wood was Director of Finance/Treasurer and Sales Controller for Pyramid Technology, a computer manufacturing and consulting services company.

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

    Paul O. Livesay is Senior Vice President, Corporate Development and Strategic Relations for the Company. He joined the Company on January 16, 2001. Prior to that he was with Privacy Labs, Inc., an Internet commerce company he founded. Before that, Mr. Livesay was vice president, business development with Phoenix Technologies, where he was responsible for targeting, negotiating and closing strategic partner and equity placement relationships in support of the company's newly-formed Internet division. Before that Mr. Livesay served as general counsel for RSA Data Security, and was an associate attorney with Wilson, Sonsini, Goodrich and Rosati, and Poms, Smith, Lande & Rose. He earned a Juris Doctor from Duke University School of Law, a BS in Engineering from the Massachusetts Institute of Technology, is a member of the California State Bar Association and a registered patent attorney.

    Mark E. McMillan joined the Company in November 1999 as Senior Vice President of Worldwide Sales and Marketing, was promoted to Executive Vice President of Worldwide Sales and Marketing in May, 2000 and Chief Operating Officer in October 2000. Before joining the Company Mr. McMillan served as Vice President of Sales, Internet Division, for Phoenix Technologies Ltd. Prior to that, Mr. McMillan served as Phoenix's Vice President and General Manager of North American Operations. Before joining Phoenix, he was founder, CEO and general partner of Vision Technologies, LLC, a manufacturer of segment-zero personal computers. Prior to that, Mr. McMillan co-founded and served as President of Softworks Development Corporation, a regional distributor of PC components that he sold in 1991.

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

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF ORDINARY SHARES

    The Company's American Depositary Shares ("ADSs"), each ADS representing one Ordinary Share, have been traded on the Nasdaq National Market under the symbol INSGY from the Company's initial public offering in November 1995 through to December 24, 2000, and INSG since then. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's ADSs as reported by Nasdaq National Market:

1999                                                            HIGH       LOW
----                                                          --------   --------
First Quarter...............................................   $ 6.75     $1.88
Second Quarter..............................................   $10.25     $4.63
Third Quarter...............................................   $ 8.88     $4.00
Fourth Quarter..............................................   $ 6.31     $4.00

2000                                                            HIGH       LOW
----                                                          --------   --------
First Quarter...............................................   $27.50     $4.50
Second Quarter..............................................   $15.13     $5.00
Third Quarter...............................................   $ 9.50     $5.50
Fourth Quarter..............................................   $13.13     $4.25

    The closing sales price of the Company's ADS as reported on the Nasdaq National Market on February 22, 2001 was $5.00 per share. As of that date, there were approximately 148 holders of record of the Company's Ordinary Shares and ADSs, excluding holders of ADSs whose ADSs are held in nominee or street name by brokers.

DIVIDENDS

    The Company has not declared or paid any cash dividends on its Ordinary Shares. The Company anticipates that it will retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Any payment of dividends would be subject, under English law, to the Companies Act 1985, and to the Company's Memorandum of Association, and may only be paid from the retained earnings of the Company, determined on a pre-consolidated basis. As of December 31, 2000 the Company had a deficit of $18,922,507 on a pre-consolidated basis.

RECENT SALES OF UNREGISTERED SECURITIES

    On December 9, 1999, the Company entered into agreements whereby the Company issued 1,063,515 Ordinary Shares in ADS form at a price of $4.23 per share to Castle Creek Technology Partners LLC and four other investors of whom one is a member of the Company's board of directors. The Company also issued warrants to the purchasers to purchase a total of 319,054 ADSs at the price of $5.29 per share. An issuance of ADSs and warrants on November 24, 2000 has had a dilutive effect on the warrants, resulting in an increase in the number of ADSs issuable to 353,834, and a decrease of the exercise price to $4.77. The issuance of ADSs and warrants on February 12, 2001 also triggered the anti-dilution provisions. However, the effect of such dilution was less than 1% of the exercise price, and consequently such adjustment is deferred until such time as the accumulation of the adjustments exceeds at least 1% of the exercise price. The warrants expire on December 9, 2004. The Company received $4.5 million less offering expenses totaling $0.4 million. The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act.

    During 2000, the Company issued a total of 19,994 Ordinary Shares in ADS form at various prices, ranging from $6.281 to $16.50 to a director of the Company, as payment for drawdown fees under a Line of Credit arrangement entered into in March 2000. The securities were issued in reliance upon the exemption from registration provided under Section 4 (2) of the Securities Act, based on the fact that the shares were sold by the issuer in a sale not involving a public offering.

    On November 24, 2000 the Company entered into agreements whereby the Company issued 3,600,000 Ordinary Shares in ADS form at a price of $5.00 to a total of 23 investors, including Sun Microsystems, BSquare, and a member of the Company's board of directors. The Company also issued warrants to purchase 1,800,000 ADSs to the investors at an exercise price of the lower of the average quoted closing sale price of the Company's ADSs for the ten trading days ending on the day preceding the date of the warrant holder's intent to exercise less a 10% discount, and $6.00. The warrants expire on November 24, 2003, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, the Company may cancel the warrants upon sixty days prior written notice. The Company received
$18.0 million less offering expenses totaling $2.0 million. The Company also issued warrants to purchase 225,000 ADSs to the placement agent exercisable at a price of $5.00. These warrants expire on November 24, 2005. The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act.

    On December 31, 2000 the Company issued a total of 251,333 Ordinary Shares in ADS form to Quantum Peripherals (Europe) SA, at a per share price of $4.23 per share under the terms of a convertible promissory note entered into on October 20, 1999. The securities were issued in reliance upon the exemption from registration provided under Section 4 (2) of the Securities Act.

    On February 12, 2001 the Company entered into agreements whereby the Company issued 940,000 Ordinary Shares in ADS form at a price of $5.00 to a total of 4 investors, including Wind River Systems, Inc., and a member of the Company's board of directors. The Company also issued warrants to purchase 470,000 ADSs to the investors at an exercise price of the lower of the average quoted closing sale price of the Company's ADSs for the ten trading days ending on the day preceding the date of the warrant holder's intent to exercise less a 10% discount, and $6.00. The warrants expire on February 12, 2004, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, the Company may cancel the warrants upon sixty days prior written notice. The Company received
$4.7 million less offering expenses totaling $0.5 million. The Company also issued warrants to purchase 25,000 ADSs to the placement agent exercisable at a price of $5.00. These warrants expire on February 12, 2006. The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act.

ITEM 6--SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

                     (in thousands, except per share data)

                                                              YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                  2000       1999       1998       1997       1996
                                                --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA

Net revenues..................................  $10,766    $ 6,837    $14,096    $ 38,869   $ 44,246
Cost of net revenues..........................    3,291      3,800      9,375      17,062     17,415
                                                -------    -------    -------    --------   --------
  Gross profit................................    7,475      3,037      4,721      21,807     26,831
                                                -------    -------    -------    --------   --------
Operating expenses:
  Sales and marketing.........................    5,376      5,542      7,946      15,804     21,782
  Research and development....................    5,960      5,972      6,228       9,129     10,613
  General and administrative..................    3,733      3,178      4,213       6,761      6,268
  Restructuring...............................       --         --         --       1,995         --
                                                -------    -------    -------    --------   --------
Total operating expenses......................   15,069     14,692     18,387      33,689     38,663
                                                -------    -------    -------    --------   --------
Operating income (loss).......................   (7,594)   (11,655)   (13,666)    (11,882)   (11,832)
Interest and other income (expense), net......       (5)       380     15,871         504      1,396
                                                -------    -------    -------    --------   --------
Income (loss) before income taxes.............   (7,599)   (11,275)     2,205     (11,378)   (10,436)
Provision (benefit) for income taxes..........     (785)    (1,316)     1,783        (720)       330
                                                -------    -------    -------    --------   --------
Net income (loss).............................  $(6,814)   $(9,959)   $   422    $(10,658)  $(10,766)
                                                =======    =======    =======    ========   ========
Net income (loss) per share:
  Basic.......................................  $ (0.47)   $ (0.77)   $  0.03    $  (0.91)  $  (0.95)
                                                =======    =======    =======    ========   ========
  Diluted.....................................  $ (0.47)   $ (0.77)   $  0.03    $  (0.91)  $  (0.95)
                                                =======    =======    =======    ========   ========
Weighted average number of shares and share
  equivalents:
  Basic.......................................   14,571     12,883     12,159      11,690     11,342
                                                =======    =======    =======    ========   ========
  Diluted.....................................   14,571     12,883     12,378      11,690     11,342
                                                =======    =======    =======    ========   ========

BALANCE SHEET DATA AT DECEMBER 31,                2000       1999       1998       1997       1996
----------------------------------              --------   --------   --------   --------   --------
Cash, cash equivalents, short-term investments
  and restricted cash.........................  $17,351    $11,107    $16,334    $ 14,461   $ 21,772
Working capital...............................   11,377       (221)     9,712       7,816     15,777
Total assets..................................   22,336     13,284     21,011      25,457     34,571
Long-term obligations under capital leases....       --         --         --         111        259
Mandatorily redeemable capital................       --      2,619         --          --         --
Mandatorily redeemable warrants...............    1,440      1,440         --          --         --
Total shareholders' equity....................   15,749      1,980     11,418      10,523     20,215

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

OVERVIEW

    Insignia Solutions plc (the "Company"), which commenced operations in 1986, develops, markets and supports software technologies that speed the adoption of Java-based individualized computing in Internet appliances and embedded devices.

    In January 1998, the Company announced its intention to launch a new product line called the Jeode-TM- platform, based on the Company's Embedded Virtual Machine ("EVM"-TM-) technology. This followed a strategic review in late 1997 of the Company's business. The Company also explored new markets that would leverage the Company's 15 years of emulation software development experience. The Jeode platform is the Company's implementation of Sun Microsystems, Inc.'s ("Sun") Java-Registered Trademark- technology tailored for Internet appliances and embedded devices. It leverages patent-pending intellectual property to provide these resource-constrained devices with high performance, fully-compatible Java applet and application support. The product became available for sale in March 1999. The Jeode platform is now the principal product line of the Company and will be for the foreseeable future. The Jeode product line revenue model is based on original equipment manufacturer's ("OEMs") and channel partner's customer transactions.

    The Company's principal product line in recent years was SoftWindows-TM-. This product enabled Microsoft Windows ("Windows"-Registered Trademark-) applications to be run on most Apple Computer Inc.
("Apple"-Registered Trademark-) Macintosh computers and many UNIX workstations. Revenues from this product line grew until 1995, but declined significantly after that date, along with margins. This was due to a declining demand for Apple Macintosh products and increased competition. In early 1999 Management took steps to discontinue the product line, and on October 18, 1999, the Company signed an exclusive licensing arrangement with FWB Software, LLC ("FWB"). This arrangement allows the Company to focus exclusively on its Jeode platform business strategy.

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

    The Company operates with the United States dollar as its functional currency, with a majority of revenues and operating expenses denominated in dollars. Although the Company engages in short-term currency option and forward exchange contracts in order to hedge short-term pound sterling net cash flows, pound sterling exchange rate fluctuations against the dollar can cause United Kingdom expenses, which are translated into dollars for financial statement reporting purposes, to vary from period-to-period.

DISPOSAL OF NTRIGUE TECHNOLOGY

    On February 5, 1998 the Company completed the disposal of its NTRIGUE technology to Citrix Systems Inc. ("Citrix") for $17.7 million. As part of the disposal, the Company transferred 45 employees to Citrix, of which 43 were development engineers.

    Under the terms of the disposal agreement $9.0 million was paid to the Company in cash on February 5, 1998, and the remainder was being held in escrow for the sole purpose of satisfying any obligations to Citrix arising from or in connection with an event against which the Company would be required to indemnify Citrix. Of this amount, $2.5 million, $0.9 million, $1.0 million and $0.3 million were released to the Company in February 1999, August 1999, February 2000 and September 2000, respectively.

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

    On October 4, 1999, the Company filed a suit against Citrix and GraphOn in the Superior Court of the State of California, County of Santa Clara, relating to the misappropriation assertions of GraphOn's and Citrix's refusal to release funds still remaining in escrow and breach of a Cooperation Agreement between the parties. Subsequent to the filing of the lawsuit, Citrix agreed to release $1.3 million from the escrow, leaving a balance of $5.1 million. GraphOn answered the complaint, and claimed it had not made any claims of misappropriation against the Company or Citrix. The case is pending.

    On March 15, 2000, GraphOn filed a suit against Citrix and the Company in the Superior Court of the State of California, County of Santa Clara, alleging trade secret misappropriation and breach of contract arising out of the same facts and circumstances set forth in the Company's action against GraphOn. The Company believes GraphOn's claims are without merit. The case is pending.

REVENUES

                                                               YEARS ENDED DECEMBER 31,
                                                            ------------------------------
                                                              2000       1999       1998
                                                            --------   --------   --------
                                                                    (IN THOUSANDS)
License revenues..........................................  $ 8,987     $6,471    $12,998
Service revenues..........................................    1,779        366      1,098
                                                            -------     ------    -------
Total revenues............................................  $10,766     $6,837    $14,096
                                                            =======     ======    =======

    The Jeode product line was the primary business of the Company for 2000. In 1999, the Company shipped two principal product lines: the Jeode platform and SoftWindows.

    Revenue from the Jeode product line is derived from four main sources: the sale of a development license, the sale of annual maintenance and support contract/services, a commercial use royalty based on shipments of products that include Jeode technology, and customer-funded engineering activities. The Company derived its SoftWindows revenues from the sale of packaged software products and annual maintenance contracts, along with royalties received from bundling agreements with OEMs and customer-funded engineering activities under OEM contracts. Revenues from the sale of development licenses, packaged products and royalties received from OEMs are classified as license revenue, while revenues from customer-funded engineering activities, training, and annual maintenance contracts are classified as service revenue.

    In 2000 and 1999 Jeode platform revenues accounted for 98% and 23%, respectively, of total revenues. The Jeode platform became available for sale in 1999 and generated no revenue in 1998. The Jeode platform is now the principal product of the Company and will be the principal source of revenues for the foreseeable future. The Jeode platform revenue increased 566% in 2000 compared to 1999 as a result of increased demand. In 2000 and 1999 license revenue from the sale of Jeode accounted for 83% and 23%, respectively, of total revenues. Service revenue from the Jeode platform accounted for 17% and less than 1% of total revenues for 2000 and 1999, respectively.

    In 2000, 1999 and 1998 total revenues from SoftWindows accounted for 2%, 74% and 92%, respectively, of total Company revenues primarily due to reduced demand for SoftWindows and management's decision to discontinue the product line. In 1999 and 1998, license revenue from the sale of the Company's products for Macintosh computers accounted for 40% and 52% of total revenues, respectively. UNIX total revenues declined 58% in 1999 compared to 1998 as a result of reduced demand and Management's decision to discontinue the product line. In 1999 and 1998 total revenues from the Company's product for UNIX computers accounted for 34% and 40% of total revenues, respectively.

    On October 18, 1999, the Company signed an exclusive licensing arrangement of its SoftWindows and RealPC product lines with FWB. The proceeds the Company will receive from the license arrangement are based on an earn-out of FWB's future revenues from the product lines and will be paid to the Company as those revenues are achieved. Upon achieving a certain revenue threshold, the SoftWindows and RealPC product lines will be transferred to FWB at no additional consideration.

    In 2000, service revenues increased 386% compared to 1999. The increase is due to providing customer-funded engineeing activities for the Jeode platform and additional maintenance. Service revenues in 1999 declined 67% compared to 1998, primarily because the Company performed fewer customer-funded engineering activities than in the previous year. Similarly, in 1998, service revenues declined 48% compared to 1997.

    In 1998 total revenues from the Company's NTRIGUE products accounted for 7% of total revenues. The NTRIGUE product line was sold in early 1998 and generated no revenue in 1999.

    Overall, total revenues and license revenues declined 51% and 50%, respectively, in 1999 compared to 1998.

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

    Sales to distributors and OEM's representing more than 10% of total revenue in each period accounted for the following percentages of total revenue.

                                                                2000       1999       1998
                                                              --------   --------   --------
Distributors:
  Ingram Micro..............................................     --%         *         27%
  Sun Microsystems..........................................     --%         *         27%
  Mitsubishi................................................     --%         *         11%
  Victor Data Systems.......................................     14%        --%        --%
  Wind River Systems........................................     22%        --%        --%
All Distributors............................................     46%        64%        92%

OEM's:
  Quantum Corporation.......................................     15%        23%        --%
  Gemstar...................................................     18%        --%        --%
All OEMs....................................................     52%        30%         *

------------------------

*   Less than 10%

    Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 18%, 15% and 24% of total revenues in 2000, 1999 and 1998, respectively. The Company markets Jeode to Internet appliance and embedded device manufacturers in the United States, Europe and Japan.

    Movements in currency exchange rates did not have a material impact on total revenues in 2000, 1999 or 1998. Economic conditions in Europe and Japan, as well as fluctuations in the value of the Euro and Japanese yen against the U.S. dollar and British pound sterling, could impair the Company's revenues and results of operations. International operations are subject to a number of other special risks. These risks include foreign government regulation, reduced protection of intellectual property rights in some countries where we do business, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and staffing and managing foreign operations, general geopolitical risks, such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships, and possible recessionary environments in economies outside the United States.

COST OF REVENUES AND GROSS MARGIN

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
                                                            (In thousands, except percentages)
Cost of license revenues.................................    $ 2,826      $ 3,296      $ 8,329
Gross margin: license revenues...........................         69%          49%          36%
                                                             -------      -------      -------
Cost of service revenues.................................    $   465      $   504      $ 1,046
Gross margin: service revenues...........................         74%         (38%)          5%
                                                             -------      -------      -------
Total cost of revenues...................................    $ 3,291      $ 3,800      $ 9,375
Gross margin: total revenues.............................         69%          44%          33%
                                                             =======      =======      =======

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

    License gross margins in 2000 increased to 69% from 49% in 1999, due to the Jeode product line which accounted for 83% of total license revenues in 2000. License gross margins in 1999 increased to 49% from 36% in 1998 due to the introduction of the Jeode product line which accounted for 23% of total license revenues in 1999. The prior year gross margin was lower as a result of SoftWindows pricing strategies, increased third party royalties for SoftWindows and high returns on the NTRIGUE product line. There were no sales of Jeode in 1998.

    Gross margin for service revenue is impacted by the level of and pricing terms of customer funded engineering activities, which can vary from customer to customer, from contract to contract and the level of maintenance contracts sold. Service gross margins in 2000 were 74% compared to (38%) in 1999. The increase is due to Jeode customer-funded engineering activities and maintenance agreements. In 1999 and 1998, the Company earned little revenue from customer-funded engineering activities. UNIX maintenance agreement revenue declined in 1999 and 1998. The Company discontinued selling SoftWindows maintenance in late 1999 as a result of the SoftWindows license arrangement with FWB. The continued support of existing SoftWindows contracts with no renewal revenue combined with the high cost of providing support under NTRIGUE maintenance contracts resulted in the Company achieving service revenue gross margins of (38%) and 5% in 1999 and 1998, respectively.

    In the event that Jeode licenses increase in future periods, service revenue gross margins are expected to increase due to customer-funded engineering activities and the required maintenance, and upgrade contracts for each Jeode product sale.

OPERATING EXPENSES

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
                                                            (In thousands, except percentages)
Sales and marketing......................................    $ 5,376      $ 5,542      $ 7,946
Percentage of total revenues.............................         50%          81%          56%
                                                             -------      -------      -------
Research and development.................................    $ 5,960      $ 5,972      $ 6,228
Percentage of total revenues.............................         55%          87%          44%
                                                             -------      -------      -------
General and administrative...............................    $ 3,733      $ 3,178      $ 4,213
Percentage of total revenues.............................         35%          46%          30%
                                                             =======      =======      =======

    Sales and marketing expenses consist primarily of advertising and promotional expenses, trade shows, personnel and related overhead costs, and salesperson commissions. Sales and marketing expenses decreased in 2000 by 3%. Sales and marketing expenses were reduced in the first half of the year and began increasing the second half of the year due to staffing new hires. Sales and marketing expenses decreased in 1999 by 30% as a result of reduced spending on SoftWindows advertising programs and staffing. The Company anticipates sales and marketing expenses to increase in 2001 as the Company continues to increase its marketing and direct sales organization for its Jeode product line. The Company has established a direct sales force in the United States, Europe and Japan.

    Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation. Research and development expenses in 2000 were comparable to 1999. Research and development expenses decreased in 1999 by 4% over 1998 as a result of reductions in personnel. During all of 1999 and the last half of 1998, the Company invested the majority of its development expense in its Jeode technology to accelerate the release of this product. In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 2000, 1999 and 1998, no development expenditures were capitalized. Development costs are expected to increase in 2001 as the Company further enhances its Jeode technology.

    General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems, human resources and general management. General and administrative expenses increased by 17% in 2000 over 1999 as a result of increased legal fees and a large reversal of bad debt reserves in 1999 not repeated in 2000. Excluding the impact of the bad debt reserve adjustment, general and administrative expenses increased by 3%. General and administrative expenses decreased by 25% in 1999 over 1998 as a result of reduced headcount and reduced legal fees and the bad debt reserve reversal. General and administrative costs are not expected to change significantly in 2001 compared to 2000 but will increase.

INTEREST INCOME (EXPENSE), NET

                                                                YEARS ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             2000         1999         1998
                                                          ----------   ----------   ----------
                                                           (In thousands, except percentages)
Interest income (expense), net..........................   $   (129)     $   473      $   984
Percentage of total revenues............................         (1%)          7%           7%
                                                           ========      =======      =======

    Interest income (expense), net decreased in 2000 over 1999 from income of $473,000 to expense of $129,000. This decrease was primarily due to decreased interest income earned on the Company's cash and cash equivalents which declined over the year until November 2000, when the Company completed an $18.0 million private placement, interest expense on debt, and a one time commitment fee expense of $300,000 incurred under a Line of Credit. The Company's cash, cash equivalents and amounts held in escrow increased from $11.1 million at December 31, 1999 to $17.3 million at December 31, 2000. Interest income, net, decreased in 1999 over 1998 due primarily to reduced interest income earned on the Company's cash, cash equivalents and amounts held in escrow, which decreased from $16.3 million at December 31, 1998 to $11.1 million at December 31, 1999. Interest income is expected to increase in 2001.

OTHER INCOME (EXPENSE), NET

                                                                YEARS ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             2000         1999         1998
                                                          ----------   ----------   ----------
                                                           (In thousands, except percentages)
Other income (expense), net.............................    $   124     $    (93)     $14,887
Percentage of total revenues............................          1%          (1%)        106%
                                                            =======     ========      =======

    Other income (expense), net decreased from an expense of $93,000 in 1999 to income of $124,000 in 2000 and primarily comprised foreign exchange gains (losses) in both periods. Other income (expense), net decreased from income of $14.9 million in 1998 to an expense of $93,000 in 1999. The 1998 income was a result of the gain on disposal of the NTRIGUE product line of $14.7 million. This gain comprised gross disposal proceeds of $17.7 million, less $3.0 million of transaction expenses, employment terminations and costs and losses related to the property and equipment sold or written down in value. Other expense is a result of foreign exchange losses.

    Over 98% of the Company's total revenues and approximately 36% of its operating expenses are denominated in United States dollars. Most of the remaining revenues and expenses of the Company are British pound sterling denominated and consequently the Company is exposed to fluctuations in British pound sterling exchange rates. To hedge against this currency exposure, the Company has, in prior years, entered into foreign currency options and forward exchange contracts for periods and amounts consistent with the amounts and timing of its anticipated British pound sterling denominated operating cash flow requirements. Unrealized gains and losses on foreign currency option contracts are deferred and were not material at December 31, 2000, 1999 and 1998. There can be no assurance that such fluctuations will not have a material effect on the Company's results of operations in the future.

    The Company has, at times, an investment portfolio of fixed income securities that are classified as "available-for-sale-securities". These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities.

PROVISION (BENEFIT) FOR INCOME TAXES

                                                                YEARS ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             2000         1999         1998
                                                          ----------   ----------   ----------
                                                           (In thousands, except percentages)
Provision (benefit) for income taxes....................   $   (785)     $(1,316)     $ 1,783
Effective income tax rate...............................        (10%)        (12%)         81%
                                                           ========      =======      =======

    The Company's benefit for income taxes for 2000 primarily represents a tax refund from the United Kingdom government on taxes paid in the years
1995 - 1997. The Company's benefit for income taxes for 1999 primarily represents certain non-U.S. taxes arising from sales to customers in Japan and the benefit of offsetting net operating losses against provisions arising from the disposal of the

Company's NTRIGUE product line in 1998. The Company recorded a tax provision in 1998 reflecting certain non-U.S. taxes arising upon the disposal of the Company's NTRIGUE product line, net of offsetting operating losses.

    A more complete analysis of the differences between the federal statutory rate and the Company's effective income tax rates is presented in Note 4 to the Consolidated Financial Statements. At December 31, 2000, the Company has recorded a full valuation allowance against all deferred tax assets, primarily comprising net operating losses, on the basis that significant uncertainty exists with respect to their realization.

LIQUIDITY AND CAPITAL RESOURCES

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
                                                                 (in thousands)
Cash, cash equivalents, investments and restricted
  cash.................................................  $ 17,351   $ 11,107   $ 16,334
                                                         --------   --------   --------
Working capital........................................  $ 11,377   $   (221)  $  9,712
                                                         --------   --------   --------
Net cash used in operating activities..................  $(11,738)  $(10,617)  $(13,687)
                                                         ========   ========   ========

    The Company has transitioned its product focus from compatibility products to its Jeode product line based on the Company's EVM technology. This change in product focus has resulted in a redirection of available resources from the Company's historical revenue base towards the development and marketing efforts associated with the Jeode platform, which was released for general availability in March 1999. Cash used in operating activities totaled $11.4 million during 2000.

    The Company's cash, cash equivalents and short-term investments, including restricted cash of $5.1 million held in escrow, were $17.3 million at December 31, 2000, an increase of $6.2 million from $11.1 million at December 31, 1999. Working capital increased to $11.7 million at December 31, 2000, from ($0.2) million at December 31, 1999. The principal source of cash funding came from a private placement funding, a line of credit from a director, receivable collections and NTRIGUE product line sales proceeds released from escrow. Capital additions totaled $0.3 million, $0.2 million and $0.9 million during the years ended December 31, 2000, 1999 and 1998, respectively.

    In February 1998, $8.9 million was received from the disposal of the NTRIGUE product line. Additionally, $2.5 million, $0.9 million, $1.0 million and $0.3 million were released to the Company in February 1999, August 1999, February 2000 and September 2000, respectively, and the remaining $5.1 million is being held in escrow pending resolution of the Citrix indemnity claim.

    On October 20, 1999, the Company signed a convertible promissory note in favor of Quantum Corporation ("Quantum") for $1.0 million. The note is convertible at Quantum's option to the Company's shares any time during the lifetime of the note. All unpaid principal and unpaid interest, accrued at 8% per annum, compounded quarterly, was converted to Ordinary Shares on December 31, 2000.

    On March 20, 2000, the Company entered into a binding agreement with a director whereby he would provide the Company a $5.0 million line of credit The interest rate on amounts drawn down is at prime plus 2% until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash at the repayment date. The Company drew down a total of $3.0 million of the line of credit during 2000. On November 27, 2000 the Company repaid this sum, along with all accrued interest and the termination fee due.

    The Company believes the existing cash balances will be sufficient to meet the Company's expected liquidity and capital needs for the coming year.

PRIVATE PLACEMENTS AND WARRANTS

    In a private placement that closed on November 24, 2000, certain investors purchased from the Company a total of 3,600,000 units at a price of $5.00 per unit. Each unit comprises one ADS and one half of one warrant to purchase one ADS. As described below, the Company may cancel the warrants upon sixty days prior written notice if the closing sale price of the Company's ADSs exceeds $9.00 for 30 consecutive trading days following the effectiveness of a registration statement filed with the Securities and Exchange Commission ("SEC") for the ADSs issued and the ADSs underlying the warrants. This registration statement became effective on December 24, 2000. As compensation for services in connection with the private placement, the Company (i) issued five-year warrants to purchase 225,000 of the Company's ADSs at an exercise price of $5.00 per share, and (ii) paid a cash compensation equal to six percent (6%) of the gross proceeds received by the Company in the private placement to the placement agent.

    The investors that participated in this private placement received warrants to purchase one ADS for every two ADSs they purchased. The exercise price of the warrants was set at an exercise price per ADS equal to the lower of $6.00 and the average quoted closing sale price of the Company's ADSs for the ten trading days ending on the day preceeding the day the Company is informed of the investor's intent to exercise, less a 10% discount. These warrants expire on November 24, 2003.

    These investors also have rights under their subscription agreements to be issued additional ADSs by the Company if the registration statement is suspended for more than 60 days in any 12 month period by the Company. If the registration statement is suspended beyond the 60 day limit, the Company must issue, for payment of the nominal value of L0.20 per share, to these investors 0.07 ADS for each ADS purchased in the private placement. In addition, the Company must issue, for payment of the nominal value of L0.20 per share, 0.02 ADS for each ADS purchased in the private placement for each month thereafter until the suspension or stop order is lifted. If the Company issues additional ADSs under these obligations, the ownership interest of existing shareholders will be substantially diluted.

    In a private placement that closed on February 12, 2001, certain investors purchased from the Company a total of 940,000 units at a price of $5.00 per unit. Each unit comprises one ADS and one half of one warrant to purchase one ADS. As described below, the Company may cancel the warrants upon sixty days prior written notice if the closing sale price of the Company's ADSs exceeds $9.00 for 30 consecutive trading days following the effectiveness of a registration statement filed with the SEC for the ADSs issued and the ADSs underlying the warrants. As compensation for services in connection with the private placement, the Company (i) issued five-year warrants to purchase 25,000 of the Company's ADSs at an exercise price of $5.00 per share, and (ii) paid a cash compensation equal to six percent (6%) of the first $2 million and 3% on the remainder of the gross proceeds received by the Company in the private placement to the placement agent.

    The investors that participated in this private placement received warrants to purchase one ADS for every two ADSs they purchased. The exercise price of the warrants was set at an exercise price per ADS equal to the lower of $6.00 and the average quoted closing sale price of the Company's ADSs for the ten trading days ending on the day preceeding the day the Company is informed of the investor's intent to exercise, less a 10% discount. These warrants expire on February 12, 2004.

    These investors also have rights under their subscription agreements to be issued additional ADSs by the Company if (a) the Company does not register with the SEC their ADSs and the ADSs underlying the Company's warrants and the SEC does not declare the registration statement effective by May 14, 2001 or
(b) the registration statement is suspended for more than 60 days in any 12 month period by the Company. If the registration statement the Company files with the SEC is not declared effective by the deadline, or if the registration statement is suspended beyond the 60 day limit, the Company must issue, for payment of the nominal value of L0.20 per share, to these investors 0.07 ADS for each ADS purchased in the private placement. In addition, the Company must issue, for payment of the nominal value of L0.20 per share, 0.02 ADS for each ADS purchased in the private placement for each month thereafter until the registration statement is declared effective by the SEC. If the Company issues additional ADSs under these obligations, the ownership interest of existing shareholders will be substantially diluted.

DILUTION ADJUSTMENTS

    In December 1999, the Company issued 1,063,515 Ordinary Shares in ADS form at a price of $4.23 per share through a private placement. The Company received $4.5 million less offering expenses totaling $0.4 million. Along with ADSs, the Company also issued to the investors warrants that entitle them to purchase a total of 319,054 ADSs at an exercise price of $5.29 per ADS. As described below, the exercise price and the number of ADSs issuable under the warrants were subject to potential adjustment.

    Under the December 1999 private placement, the investors received warrants to purchase three ADSs for every 10 ADSs they purchased. The exercise price of the warrants was set at 125% of the original per ADS purchase price, or $5.29. However, the warrants contain anti-dilution provisions which decrease this exercise price and increase the number of ADSs purchasable if the Company sells or is deemed to sell any shares at below market price during the term of the warrants, which ends on December 9, 2004. The private placement that closed on November 24, 2000 was a sale which triggered the anti-dilution provisions in the warrants, and, as a consequence, the exercise price of the warrants has been decreased from $5.29 to $4.77 per ADS, and the number of ADSs purchasable has increased to 353,834. The private placement on February 12, 2001 also triggered the anti-dilution provisions of the issuance of December 9, 1999. However, the effect of such dilution was less than 1% of the exercise price and consequently such adjustment is deferred until such time as the accumulation of this adjustment and future adjustments exceed at least 1% of the exercise price.

    As part of their warrant agreements, the investors may be entitled to cash payments upon the occurrence of certain Major Transactions, as defined in the warrant agreements, including change of control provisions. Cash payments are determined in a methodology described in the agreement. Such methodology is impacted by market price.

    Under the December 1999 private placement, the investors were entitled to additional warrants to purchase ADS's at L0.20 nominal value per share if the average of the closing bid price of the ADS's over the ten days before an adjustment date was less than $4.23. The adjustment dates commenced on March 10, 2000 and occurred on the 10th of each month through March 10, 2001, inclusive. The rights for an adjustment date to occur would terminate upon release of at least $4.75 million of the funds held in escrow by Citrix on December 9, 1999. However, not enough of the funds held were released to trigger this termination. The calculated average bid price of the Company's ADS's on all the adjustment dates exceeded $4.23 per share and consequently no adjustment occurred. The adjustment rights have now expired.

    The Company obtained a third-party valuation to allocate fair value to amounts received from the private placement between the ADSs and the warrants. In 1999 the amount allocated to mandatorily redeemable warrants totaled
$1.440 million, of which $0.590 million was allocated to the warrants, and $0.850 million was allocated to the additional warrants. Of the remaining net proceeds received, $2.619 million was allocated to mandatorily redeemable capital. The $2.619 million of mandatorily redeemable capital was reclassed when the registration statement for the ADSs and the ADSs underlying the warrants issued in the December 1999 private placement became effective on March 28, 2000, of which $0.340 million was classified as Ordinary Shares and $2.279 million was classified as additional paid-in capital.

    Limitations in the transaction agreements preclude these investors in question from achieving certain levels of beneficial ownership. The securities purchase agreement, the warrants and the additional warrants contain the restriction that the Company may not issue and a selling investor may not purchase, and the warrants and additional warrants may not be exercised for any ADSs if doing so would cause such investor to beneficially own more than 9.9% of the total ordinary shares in issue as determined in accordance with section 13(d) of the Securities Exchange Act of 1934. Under the additional warrants, if such investors are prohibited from exercising the additional warrant as a result of the 9.9% restriciton, the selling investor may, at its option and in addition to its other rights under the securities purchase agreement and the warrant, retain the warrant or demand payment, in cash, from the Company in an amount calculated by the Black-Scholes formula multiplied by the number of ADSs for which the additional warrant was exercisable, without regard to any limits on exercise. The restrictions on the levels of beneficial ownership in these documents do not, however, restrict those investors from exercising the warrants or additional warrants up to those limitations, selling ADSs to decrease their level of beneficial ownership, and exercising the warrants to receive additional ADSs. This could result in additional dilution to the holders of the Company's ADSs and a potential decrease in the price of the ADSs.

    Any significant downward pressure on the price of the Company's ADSs as a result of the exercise of the warrants or additional warrants and the sale of material amounts of the Company's ADSs could encourage short sales of the Company's ADSs. Short sales could place further downward pressure on the price of the Company's ADSs.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments--Deferral of the Effect Date of SFAS Statement No. 133" ("SFAS 137"). SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. The Company will adopt SFAS 133 in 2001. The Company expects the adoption of SFAS 133 will not affect results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. The Company does not believe SAB 101 will have a material impact on the financial statements.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not have a material impact on the financial statements.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

    The Company's revenues, margins and operating results are subject to quarterly and annual fluctuations due to a variety of factors, including demand for the Company's products, acceptance and demand for Java technology in the Internet appliance and embedded device markets, the volume and timing of orders received during the quarter, the mix of and changes in customers to whom the Company's products are sold, the mix of product and service revenue received during the quarter, the mix of development license fees and commercial use royalties received, the timing and acceptance of new products and product enhancements by the Company or by the Company's competitors, changes in pricing, buyouts of commercial use licenses, product life cycles, the level of the Company's sales of third party products, variances in costs associated with fixed price contracts, purchasing patterns of customers, competitive conditions in the industry, foreign currency exchange rate fluctuations, business cycles and economic conditions that affect the markets for the Company's products; and extraordinary events, such as litigation, including related charges. Although the Company's primary functional currency is the United States dollar, a significant portion of the Company's operating expenses are incurred by its United Kingdom operations and paid in British pound sterling. The Company enters into short-term currency option and forward exchange contracts to hedge the short-term impact of exchange rate fluctuations on British pound sterling net operating cash flows, but there can be no assurance that such fluctuations will not have a material adverse effect on the Company's business, financial condition or results of operations in the future. A relatively high percentage of the Company's expenses is fixed over the short term and, as a result, if anticipated revenues in any quarter do not occur or are delayed, expenditure levels could be disproportionately high as a percentage of total revenues and the Company's operating results for that quarter would be adversely affected. It is difficult for the Company to predict when, or if, a particular prospect might sign a license agreement. Development license fees may be delayed or reduced as a result of this process. The Company's success depends upon the use of the Company's technology by our licensees in their embedded systems, which makes it difficult for the Company to predict when the Company will recognize royalty or revenues from commercial use licenses. An increasing amount of the Company's sales orders involve products and services that yield revenue over multiple quarters or upon completion of performance. If license agreements entered into during a quarter do not meet the Company's revenue recognition criteria, even if it meets or exceeds the Company's forecast of aggregate licensing and other contracting activity, it is possible that the Company's revenues would not meet expectations. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have a material adverse effect on the Company's quarterly operating results. Moreover, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis. The Company intends to make a significant investment in its marketing, sales, customer support and research and development infrastructure to support its Jeode product line. The timing of this expansion and the rate at which the Jeode platform generates revenue could cause material fluctuations in the Company's results of operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Although historically the Company's business has not been subject to seasonal variations, sales of the Company's products in certain international markets, such as Europe, are typically slower in the summer months. Due to all of the foregoing factors, it is possible that in some future quarters the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's ADSs would likely be materially adversely affected.

    The prices for the Company's ADSs have fluctuated widely in the past. During the 12 months ended February 22, 2001, the closing price of a share of the Company's common stock ranged from a high of $27.50 to a low of $4.25. Under the rules of The Nasdaq Stock Market, the Company's stock price must remain above $1.00 per share for continued quotation of the Company's shares on the Nasdaq National Market. Stock price volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has been instituted against the Company. The Company may in the future be the target of similar litigation. Regardless of the outcome, securities litigation may result in substantial costs and divert Management's attention and resources.

FUTURE OPERATING RESULTS

    Except for the historical information contained in this 10-K, the matters discussed herein are forward-looking statements. These forward-looking statements concern matters which include, but are not limited to, the revenue model and market for the Jeode product line, the features, benefits and advantages of the Jeode platform, international sales, gross margins, the availability of licenses to third-party proprietary rights, business and sales strategies, matters relating to proprietary rights, competition, Year 2000 compliance, exchange rate fluctuations and the Company's liquidity and capital needs and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the demand for the Jeode platform; the performance and functionality of Jeode technology; the Company's ability to deliver on time, and market acceptance of new products or upgrades of existing products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; product life cycles; quality control of products sold; competitive conditions in the industry; economic conditions generally or in various geographic areas; and the risks listed from time to time in the reports that the Company files with the SEC. There can be no assurance that the Company will experience growth in revenues and net income in any particular period when compared to prior periods. Any quarterly or annual shortfall in net revenues and/or net income from the levels expected by securities analysts and shareholders would result in a substantial decline in the trading price of the Company's shares.

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

    The Company has experienced operating losses in each quarter since the second quarter of 1996. To achieve profitability, the Company will have to increase its revenue significantly. The Company's ability to increase revenues depends upon the success of our Jeode product line. The Jeode platform is a relatively new product and it may not achieve market acceptance. If the Company is unable to generate revenues from Jeode technology in the form of development license fees, maintenance and support fees, commercial use royalties and customer-funded engineering services, the Company's current revenue will be insufficient to sustain its business.

ITEM 8--CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this Item are set forth at the pages indicated in Item 14 of Part IV of this Report on Form 10-K.

    The following table provides selected quarterly consolidated financial data (in thousands, except per share data):

                                                                     QUARTER ENDED
                                                    ------------------------------------------------
                                                    MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                    --------   --------   ------------   -----------
2000:
  Revenues........................................  $ 1,511    $ 3,051       $ 2,890       $ 3,314
  Gross profit....................................      750      2,318         1,562         2,845
  Net loss........................................   (3,158)      (602)       (2,310)         (744)
  Basic net loss per share........................    (0.22)     (0.04)        (0.16)        (0.05)
  Diluted net loss per share......................    (0.22)     (0.04)        (0.16)        (0.05)

1999:
  Revenues........................................  $ 2,308    $ 1,507       $ 1,754       $ 1,268
  Gross profit....................................    1,037        555           980           465
  Net loss........................................   (3,116)    (2,711)       (2,030)       (2,102)
  Basic net loss per share........................    (0.25)     (0.21)        (0.16)        (0.16)
  Diluted net loss per share......................    (0.25)     (0.21)        (0.16)        (0.16)

1998:
  Revenues........................................  $ 4,982    $ 2,334       $ 3,620       $ 3,160
  Gross profit....................................    2,063        410         1,296           952
  Net income (loss)...............................    7,632     (3,677)         (667)       (2,866)
  Basic net income (loss) per share...............     0.63      (0.30)        (0.05)        (0.23)
  Diluted net income (loss) per share.............     0.62      (0.30)        (0.05)        (0.23)

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) DIRECTORS OF THE COMPANY

    The names of the directors of the Company, and certain information about them as of February 22, 2001, are set forth below:

                                                                                   DIRECTOR
NAME OF DIRECTOR                      AGE      PRINCIPAL OCCUPATION                 SINCE
----------------                    --------   --------------------                --------
Richard M. Noling.................        52   President and Chief Executive           1997
                                               Officer

Nicholas, Viscount Bearsted (1)...        51   Chairman of the Board of the            1988
                                               Company

Albert E. Sisto (2)...............        51   President of Phoenix Technologies       1997

Vincent S. Pino (1)(2)............        52   President of Alliance Imaging           1998

David G. Frodsham (1).............        44   Chief Executive Officer of Argo         1999
                                               Interactive Group

John C. Fogelin...................        35   Vice President and Co-General           2001
                                               Manager, Wind River Systems,
                                               Platform Business Unit

------------------------

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

    Nicholas, Viscount Bearsted has served as Chairman of the Board of Directors of the Company since March 1997 and as a director of the Company since
January 1988. He also served as Chairman of the Board from January 1988 to March 1995, and he was the Company's Chief Executive Officer from
September 1988 until September 1993. From May 1999 to July 2000 he also served as Chief Executive Officer of Airpad Ltd., a company based in the United Kingdom that developed and manufactured peripheral products for the games console and personal computer market. From January 1996 to May 1996, he served as Chief Executive Officer and a director, and from April 1994 to January 1996, as Deputy Chief Executive Officer and a director, of Hulton Deutsch Collection Ltd., a photographic content provider. He founded Alliance Imaging Inc. in 1984 and served as a senior executive until 1987 and as a director until 1988. Since 1980, he has been a corporate and computer consultant. He received a Bachelors degree in chemistry from Oxford University in 1972. He also serves as a Director of Mayborn Group plc.

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

    John C. Fogelin was appointed a director of the Company in January, 2001. He currently serves as Vice President and General Manager of Wind River Systems Platforms Business Unit. Mr. Fogelin oversees all aspects of research and development for the Wind River Tornado tools and VXWorks operating system. Previously, Mr. Fogelin designed hardware for embedded applications used in devices ranging from biomedical equipment to arcade games.

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

ITEM 11--EXECUTIVE COMPENSATION

    The following table sets forth all compensation awarded to or earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of 2000, 1999 and 1998 by the Company's Chief Executive Officer and each of the Company's other executive officers who were serving as executive officers at the end of 2000, as well as a former Vice President of Sales who left the

Company during 2000 (the "Named Officers"). This information includes the dollar values of base salaries and bonus awards, the number of shares subject to options granted and certain other compensation, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM
                                                                                          COMPENSATION
                                                                                             AWARDS
                                                         ANNUAL COMPENSATION              ------------
                                              -----------------------------------------    SECURITIES
                                                                         OTHER ANNUAL      UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITIONS         YEAR     SALARY($)   BONUS($)(1)   COMPENSATION($)    OPTIONS(#)    COMPENSATION($)(2)
----------------------------       --------   ---------   -----------   ---------------   ------------   ------------------
Richard M. Noling................    2000      241,032      103,403             --           20,000             1,080
President and Chief Executive        1999      240,611       83,042             --               --             1,080
Officer                              1998      217,875       75,171             --           20,000             1,080

Stephen M. Ambler (3)............    2000      178,008       64,480             --               --                --
Chief Financial Officer, Company     1999      179,382       57,512             --           25,000                --
Secretary and Senior Vice            1998      145,250       40,345             --           20,000                --
President

George Buchan....................    2000      160,387       62,845         20,163(4)            --            16,039
Senior Vice President of             1999      168,000       48,161         21,120(4)        40,000            16,800
Engineering                          1998      167,000       54,827         22,044(4)        20,000            16,700
and UK General Manager

Stephen H. Cobb (5)..............    2000      121,633       51,647             --           90,000                --
Former Senior Vice President of
Sales

Jonathan D. Hoskin (6)...........    2000      114,562       37,055         18,330(4)        25,000             5,728
Chief Technology Officer and         1999      110,400       18,575         18,240(4)        45,000             5,520
Senior Vice President                1998       79,569       14,712         15,558(4)        22,000             3,978

Marshall J. Kwait (7)............    2000       17,968           --             --               --                --
Former Vice President of Sales       1999      157,937       40,174             --           47,500             1,080
                                     1998      128,431       81,587             --           12,000             1,080

Mark E. McMillan (8).............    2000      179,032       80,121             --          175,000             1,080
Chief Operating Officer              1999       26,481       19,166             --          150,000                --

Ronald C. Workman (9)............    2000      174,756       61,418             --           25,000               405
Senior Vice President of             1999      174,983       47,746             --           10,000             1,080
Marketing                            1998       82,500       22,442             --          100,000               405

--------------------------

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

(3) Mr. Ambler joined the Company in April 1994 as Director of Finance and Administration, Europe. He was appointed Chief Financial Officer, Company Secretary and Vice President in October 1997. He became a Senior Vice President in January 1999. Mr. Ambler has left the employment of the Company. His last day with the Company was March 15, 2001. However, for a period of six months following this date, Mr. Ambler will be a part-time consultant to the Company.

(4) Represents the payment of a Company car allowance.

(5) Mr. Cobb joined the Company in May 2000 as Senior Vice President of Sales, and served in this position until January 2001.

(6) Mr. Hoskin joined the Company in June 1992 as Engineering Director. He was appointed Chief Technology Officer in May 1999, and he became a Senior Vice President in January 2001.

(7) Mr. Kwait joined the Company in December 1996 as Channel Sales Director. He was appointed Vice President of Sales in February 1999 and served in this position until January 2000.

(8) Mr. McMillan joined the Company in November 1999 as Senior Vice President of Worldwide Sales and Marketing. He was appointed Executive Vice President of Worldwide Sales and Marketing in April 2000, and Chief Operating Officer in October 2000.

(9) Mr. Workman joined the Company in July 1998.

    The following table sets forth further information regarding individual grants of rights to purchase Ordinary Shares during 2000 to each of the Named Officers. In accordance with the rules of the SEC, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compounded share price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises depend upon the future performance of the Ordinary Shares and ADSs. There can be no assurance that the potential realizable values shown in this table will be achieved.

                             OPTION GRANTS IN 2000

                                                                                           POTENTIAL REALIZABLE VALUE AT
                              NUMBER OF                                                       ASSUMED ANNUAL RATES OF
                             SECURITIES         PERCENT OF TOTAL                           SHARE PRICE APPRECIATION FOR
                             UNDERLYING         OPTIONS GRANTED    EXERCISE                       OPTION TERM(1)
                           OPTIONS GRANTED      TO EMPLOYEES IN     PRICE     EXPIRATION   -----------------------------
NAME                             (#)                  2000          ($/SH)       DATE          5%($)          10%($)
----                       ---------------      ----------------   --------   ----------   -------------   -------------
Richard M. Noling........       20,000(2)               2.3%         5.188     01/18/10        65,254          165,366
Stephen M. Ambler........           --                   --             --           --            --               --
George Buchan............           --                   --             --           --            --               --
Stephen H. Cobb..........       90,000(3)              10.2%         6.375     05/25/10       360,828          914,410
Jonathan D. Hoskin.......       25,000(2)               2.8%         5.188     01/18/10        81,568          206,708
Marshall J. Kwait........           --                   --             --           --            --               --
Mark E. McMillan.........       50,000(4)               5.6%        11.125     04/12/10       349,822          886,519
                               125,000(2)             14.10%          5.75     10/16/10       452,017        1,145,502
Ronald C. Workman........       25,000(2)               2.8%         5.188     01/18/10        81,568          206,708

------------------------

(1) The 5% and 10% assumed annual compound rates of share price appreciation are mandated by rules of the SEC and do not represent the Company's estimate or projection of future Ordinary Share or ADS prices.

(2) These incentive options were granted pursuant to the Company's 1995 Incentive Stock Option Plan for U.S. Employees. These options vest and become exercisable at the rate of 2.0833% of the shares for each full month that the optionee renders service to the Company. The option exercise price is equal to the fair market value of the Company's Ordinary Shares on the date of grant and the options expire ten years from the date of grant, subject to earlier termination upon termination of employment. Upon termination or constructive termination following a change of control of the Company, 25% of options granted will be subject to accelerated vesting subject to a minimum 50% having vested.

(3) These incentive options were granted pursuant to the Company's 1995 Incentive Stock Option Plan for U.S. Employees. These options vest and become exercisable as to 25% of the shares on the first anniversary of the date of grant and thereafter at the rate of 2.0833% of the shares for each full month that the optionee renders services to the Company. The option exercise price is equal to the fair market value of the Company's Ordinary Shares on the date of grant and the options expire ten years from the date of grant, subject to earlier termination upon termination of employment. Upon termination or constructive termination following a change of control of the Company, 25% of options granted will be subject to accelerated vesting subject to a minimum 50% having vested.

(4) These incentive options were granted pursuant to the Company's 1995 Incentive Stock Option Plan for U.S. Employees. These options vest and become exercisable at the rate of 8.3333% of the shares for each full month that the optionee renders service to the Company. The option exercise price is equal to the fair market value of the Company's Ordinary Shares on the date of grant and the options expire ten years from the date of grant, subject to earlier termination upon termination of employment. Upon termination or constructive termination following a change of control of the Company, 25% of options granted will be subject to accelerated vesting subject to a minimum 50% having vested.

    The following table sets forth certain information concerning the exercise of options by each of the Named Officers during 2000, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable rights to acquire shares as of December 31, 2000. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding rights to acquire shares and $4.75 per share, which was the closing price of the ADSs as reported on the Nasdaq National Market on December 29, 2000.

                    AGGREGATED OPTION EXERCISES IN 2000 AND
                             YEAR-END OPTION VALUES

                                                                   NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                                  OPTIONS AT YEAR-END (#)          AT YEAR-END($)(2)
                             SHARES ACQUIRED   VALUE REALIZED   ---------------------------   ---------------------------
NAME                         ON EXERCISE (#)       ($)(1)       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                         ---------------   --------------   -----------   -------------   -----------   -------------
Richard M. Noling..........      30,700           187,577         447,946         51,354        926,501         98,062
Stephen M. Ambler..........          --                --          76,115         36,135        201,164        103,221
George Buchan..............          --                --         168,646         33,854        511,111         98,389
Stephen H. Cobb............          --                --              --         90,000             --             --
Jonathan D. Hoskin.........          --                --          46,542         56,208         73,419         34,684
Marshall J. Kwait..........          --                --              --             --             --             --
Mark E. McMillan...........          --                --          79,167        245,833          6,338         17,063
Ronald C. Workman..........      10,500            57,155          29,815         64,687         87,454        166,534

------------------------

(1) "Value Realized" represents the fair market value of the shares underlying the options on the date of exercise less the aggregate exercise price of the options.

(2) For purposes of the table, all amounts in pounds sterling were converted to U.S. dollars using $1.50 per pound sterling, the exchange rate in effect as of December 31, 2000.

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

    With effect from April 1, 1997, Nicholas, Viscount Bearsted, Chairman of the Company, entered into a Consulting Agreement with the Company whereby he acts as consultant to the Company providing advice and assistance as the Board may from time to time request. Under the agreement, Nicholas, Viscount Bearsted shall be available to perform such services as requested during the year and shall receive a fee of $1,000 for each day services are provided, plus reimbursement of reasonable expenses. During 2000, he was not requested to provide any advice or assistance to the Board. The agreement is terminable by either party upon six month's advance written notice and by the Company for cause at any time. In the event of any business combination resulting in a change of control of the Company or in the event of disposal of a majority of the assets of the Company, and termination or constructive termination of his consultancy, Nicholas, Viscount Bearsted will be entitled to receive an additional twenty-six week's consultancy fees.

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

    In June 1992, Mr. Hoskin entered into an employment agreement with the Company, which may be terminated by either party upon one months' notice and by the Company for cause at any time.

    In the event of any business combination, change in control or disposal of a majority of the assets of the Company, all executive employees who are terminated within six months after such an event will be entitled to (i) a one year severance period; (ii) a certain estimated bonus paid in installments over the severance period; (iii) full benefits during the severance period; and
(iv) continued stock option vesting over the severance period, with guaranteed vesting of no less than 50% of all stock options granted to such executive employee by the end of the severance period.

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

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, as of February 22, 2001, with respect to the beneficial ownership of the Company's Ordinary Shares by
(i) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's Ordinary Shares, (ii) each director, (iii) each Named Officer, and (iv) all directors and executive officers as a group.

                                                              AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                                     BENEFICIAL OWNERSHIP(1)   PERCENT OF CLASS
------------------------                                     -----------------------   ----------------
RIT Capital Partners plc (2)...............................         2,012,897                10.5%
Castle Creek Technology Partners LLC (3)...................         1,957,124                 9.9%
Nicholas, Viscount Bearsted (4)............................           835,904                 4.3%
Richard M. Noling (5)......................................           507,522                 2.6%
Vincent S. Pino (6)........................................           482,360                 2.5%
George Buchan (7)..........................................           197,137                 1.0%
Mark E. McMillan (8).......................................           118,750                   *
Stephen M. Ambler (9)......................................            87,354                   *
Jonathan D. Hoskin (10)....................................            60,323                   *
David G. Frodsham (11).....................................            57,500                   *
Albert E. Sisto (12).......................................            46,042                   *
Ronald C. Workman (13).....................................            41,065                   *
John C. Fogelin (14).......................................            15,000                   *
Paul O. Livesay (15).......................................                 0                   *
Stephen H. Cobb (16).......................................                 0                   *
Marshall J. Kwait (17).....................................                 0                   *
All directors and executive officers as a group (12
  persons)(18).............................................         2,448,957                11.9%

------------------------

*   Less than 1%

(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares subject to options that are currently exercisable or exercisable within 60 days of February 22, 2001 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) The address of RIT Capital Partners plc is 27 St. James's Place, London SW1A 1NR, United Kingdom.

(3) Represents 9.9% of the ordinary shares outstanding as of February 22, 2001 and includes ordinary shares and warrants held by Castle Creek Technology Partners LLC. Each of the warrants held by Castle Creek cannot be exercised at any time to the extent that exercise would result in Castle

    Creek having beneficial ownership of more than 9.9% of the total number of ordinary shares in issue at the time of exercise. The aggregate number of shares issuable to Castle Creek under all outstanding warrants exceeds the number set forth herein. If the total number of ordinary shares in issue increases, including as a result of issuance of ordinary shares upon exercise of the warrants, then the number of shares beneficially owned by Castle Creek may also increase. Castle Creek Technology Partners LLC are located at 77 West Wacker Drive, Ste. 4040, Chicago, Illinois 60601.

(4) Includes 198,958 shares subject to options that were exercisable within 60 days of February 22, 2001. Nicholas, Viscount Bearsted is Chairman of the Board of the Company.

(5) Includes 470,758 shares subject to options that were exercisable within 60 days of February 22, 2001. Mr. Noling is the President, Chief Executive Officer, and a director of the Company.

(6) Represents shares and warrants held by Mr. Pino and his immediate family. Includes 17,501 shares subject to options that were exercisable within 60 days of February 22, 2001 and warrants entitling Mr. Pino or members of his family to purchase 132,157 shares within 60 days of February 22, 2001. Mr. Pino is a director of the Company.

(7) Includes 176,875 shares subject to options that were exercisable within 60 days of February 22, 2001. Mr. Buchan is Senior Vice President of Engineering and UK General Manager of the Company.

(8) Represents shares subject to options that were exercisable within 60 days of February 22, 2001. Mr. McMillan is Chief Operating Officer.

(9) Represents shares subject to options that were exercisable within 60 days of February 22, 2001. Until March 15, 2001, Mr. Ambler was the Chief Financial Officer, Company Secretary and a Senior Vice President of the Company. On this date, Mr. Ambler left the employment of the Company. However, for a period of six months following this date, Mr. Ambler will be a part-time consultant to the Company.

(10) Includes 54,958 shares subject to options that were exercisable within 60 days of February 22, 2001. Mr. Hoskin is Chief Technology Officer and a Senior Vice President of the Company.

(11) Includes 17,500 shares subject to options that were exercisable within 60 days of February 22, 2001. Mr. Frodsham is a director of the Company.

(12) Represents shares subject to options that were exercisable within 60 days of February 22, 2001. Mr. Sisto is a director of the Company.

(13) Represents shares subject to options that were exercisable within 60 days of February 22, 2001. Mr. Workman is Senior Vice President of Marketing.

(14) Represents shares subject to options that were exercisable within 60 days of February 22, 2001. Mr. Fogelin is a director of the Company.

(15) Represents shares subject to options that were exercisable within 60 days of February 22, 2001. Mr. Livesay is the Senior Vice President of Corporate Development and Strategic Relations.

(16) Represents shares subject to options that were exercisable within 60 days of February 22, 2001. Mr. Cobb served as Senior Vice President of Sales from May 2000 to January 2001.

(17) Represents shares subject to options that were exercisable within 60 days of February 22, 2001. Mr. Kwait served as Vice President of Sales from February 1999 to January 2000.

(18) Includes the shares indicated as included in footnotes (5) through (15).

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On March 20, 2000, the Company entered into a binding agreement with a director whereby he would provide the Company a $5.0 million line of credit with a commitment fee of four points based upon the total amount of the line and drawdown/termination fee of two points for the first drawdown or termination. The interest rate on amounts drawn down was at prime plus 2% until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash at the repayment date. The Company drew down a total of $3.0 million of the line of credit during 2000. A total of 19,994 Ordinary Shares in ADS form were issued to the director as payment for drawdown fees under the line of credit arrangement. On November 27, 2000 the Company repaid this sum, along with all accrued interest and the termination fee due.

    On February 13, 2000, the Company entered into a promissory note with Richard M. Noling, President and Chief Executive Officer of the Company whereby Mr. Noling borrowed $150,000 from the U.S. based subsidiary of the Company. The promissory note is due in three equal installments, on each annual anniversary from the date of the note, beginning on February 13, 2002. Interest accrues on the unpaid principal balance at a rate per annum equal to the prime lending rate of interest as listed in the Wall Street Journal plus 1%. Accrued interest is due and payable monthly in arrears on the last calendar day of each month, beginning March 31, 2001.

    Since January 1, 2000, there has not been, nor is there currently proposed, any other transaction or series of transactions to which the Company or any of its subsidiaries was or is to be a party in which the amount involved exceeds $60,000 and in which any executive officer, director or holder of more than 5% of the Company's Ordinary Shares had or will have a direct or indirect material interest other than (i) normal compensation arrangements, which are described under Item 11 above, (ii) the transactions described under "Compensation Committee Interlocks and Insider Participation" in Item 11 above, and (iii) the transactions described under "Employment Agreements" in Item 11 above.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements

       The following documents are filed as part of this Annual Report on Form 10-K:

                          DOCUMENT                              PAGE
                          --------                            --------
Consolidated Balance Sheet as of December 31, 2000 and
  1999......................................................     48
Consolidated Statement of Operations for each of the three
  years in the period ended December 31, 2000...............     49
Consolidated Statement of Shareholders' Equity for each of
  the three years in the period ended December 31, 2000.....     50
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 31, 2000...............     51
Notes to Consolidated Financial Statements..................     52
Report of Independent Accountants...........................     73

       2. Financial Statement Schedule

       The following financial statement schedule is filed as a part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements:

                          DOCUMENT                              PAGE
                          --------                            --------
Schedule II--Valuation and Qualifying Accounts..............     72

       All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

    (b) Reports on Form 8-K

       The Company filed during the quarter ended December 31, 2000 a Report on Form 8-K reporting under Item 5 a private placement under a Securities Purchase Agreement dated November 24, 2000.

    (c) Exhibits

       The following exhibits are filed as part of this Report:

       EXHIBIT
       NUMBER                                  EXHIBIT TITLE
---------------------   ------------------------------------------------------------
         2.01           --Asset Purchase Agreement dated as of January 10, 1998, by and among Citrix Systems, Inc., Citrix Systems UK Limited
                          and Registrant. (4)**
         2.02           --Amendment No. 1 to Asset Purchase Agreement dated as of
                          February 5, 1998, by and among Citrix Systems, Inc.,
                          Citrix Systems UK Limited and Registrant. (4)**
         3.02           --Registrant's Articles of Association. (1)
         3.04           --Registrant's Memorandum of Association. (1)
         4.01           --Form of Specimen Certificate for Registrant's Ordinary
                          Shares. (1)
         4.02           --Deposit Agreement between Registrant and The Bank of New
                          York. (2)
         4.03           --Form of American Depositary Receipt (included in Exhibit
                          4.02). (2)
        10.01           --Registrant's 1986 Executive Share Option Scheme, as
                          amended, and related documents. (1)*
        10.02           --Registrant's 1988 U.S. Stock Option Plan, as amended, and related documents. (1)*

       EXHIBIT
       NUMBER                                  EXHIBIT TITLE
---------------------   ------------------------------------------------------------
        10.03           --Registrant's 1995 Incentive Stock Option Plan for U.S.
                          Employees and related documents, as amended (incorporated
                          by reference to Exhibit 4.04 to Registrant's Registration
                          Statement on Form S-8 filed on December 13, 2000 (File No.
                          333-51760)).*
        10.05           --Insignia Solutions Inc. 401(k) Plan. (1)*
        10.06           --Registrant's Small Self-Administered Pension Plan
                          Definitive Deed and Rules. (1)*
        10.10           --Executive's Employment Agreement dated January 1, 1993
                          between Registrant and George Buchan. (1)*
        10.14           --Form of Indemnification Agreement entered into by
                          Registrant with each of its directors and executive
                          officers. (1)*
        10.16           --Lease between Registrant and The Standard Life Assurance
                          Company dated November 3, 1992 and related documents. (1)
        10.28           --Registrant's U.K. Employee Share Option Scheme 1996, as
                          amended (incorporated by reference to Exhibit 4.05 to
                          Registrant's Registration Statement on Form S-8 filed on
                          December 13, 2000 (File No. 333-51760)).*
        10.33           --Employment Agreement effective March 25, 1997 between
                          Registrant and Richard M. Noling. (3)*
        10.34           --Consulting Agreement effective April 1, 1997 between
                          Registrant and Nicholas, Viscount Bearsted. (3)*
        10.36           --Source Code License and Binary Distribution Agreement
                          dated as of September 29, 1997 between Registrant and
                          Silicon Graphics, Inc. (3)
        10.38           --Lease Agreement between Insignia Solutions, Inc. and
                          Lincoln-Whitehall Pacific, LLC, dated December 22, 1997
                          (incorporated by reference to the exhibit of the same
                          number from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
        10.42           --Registrant's 1995 Employee Share Purchase Plan, as amended
                          (incorporated by reference to Exhibit 4.06 to Registrant's
                          Registration Statement on Form S-8 filed on April 12, 2000
                          (File No. 333-34632)).*
        10.44           --Lease agreement between Registrant and Comland Industrial and Commercial Properties Limited dated August 12th, 1998
                          for the Apollo House premises and the Saturn House
                          premises (incorporated by reference to the exhibit of the
                          same number from Registrant's Annual Report on Form 10-K
                          for the year ended December 31, 1998).
        10.46           --Technology License and Distribution Agreement between Sun
                          Microsystems, Inc. and Registrant, dated March 3, 1999
                          (incorporated by reference to the exhibit of the same
                          number from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
        10.50           --License, Distribution, and Asset Purchase Agreement
                          between Registrant and FWB Software, LLC dated October 6,
                          1999 (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for
                          the year ended December 31, 1999).
        10.51           --Registration Rights Agreement dated as of October 20,
                          1999, by and between Registrant and Quantum Corporation
                          (incorporated by reference to Exhibit 4.14 to Registrant's
                          Registration Statement on Form S-3 filed on February 13,
                          2001 (File No. 333-55498)).
        10.52           --Securities Purchase Agreement dated as of December 9,
                          1999, between Registrant and Castle Creek Technology
                          Partners LLC (incorporated by reference to Exhibit 10.50
                          to Registrant's Current Report on Form 8-K filed on
                          December 15, 1999).

       EXHIBIT
       NUMBER                                  EXHIBIT TITLE
---------------------   ------------------------------------------------------------
        10.53           --Securities Purchase Agreement dated as of December 9,
                          1999, between Registrant and the Purchasers named therein
                          (incorporated by reference to Exhibit 10.51 to
                          Registrant's Current Report on Form 8-K filed on December
                          15, 1999).
        10.54           --Registration Rights Agreement dated as of December 9,
                          1999, between Registrant and Castle Creek Technology
                          Partners LLC (incorporated by reference to Exhibit 4.05 to
                          Registrant's Current Report on Form 8-K filed on December
                          15, 1999).
        10.55           --Registration Rights Agreement dated as of December 9,
                          1999, between Registrant and the Purchasers named therein
                          (incorporated by reference to Exhibit 4.08 to Registrant's
                          Current Report on Form 8-K filed on December 15, 1999).
        10.56           --ADSs Purchase Warrant issued to Castle Creek Technology
                          Partners LLC dated December 9, 1999 (incorporated by
                          reference to Exhibit 4.06 to Registrant's Current Report
                          on Form 8-K filed on December 15, 1999).
        10.57           --ADSs Purchase Reset Warrant issued to Castle Creek
                          Technology Partners LLC dated December 9, 1999
                          (incorporated by reference to Exhibit 4.07 to Registrant's
                          Current Report on Form 8-K filed on December 15, 1999).
        10.58           --Form of ADSs Purchase Warrant issued December 9, 1999
                          (incorporated by reference to Exhibit 4.09 to Registrant's
                          Current Report on Form 8-K filed on December 15, 1999).
        10.59           --Form of ADSs Purchase Reset Warrant issued December 9,
                          1999 (incorporated by reference to Exhibit 4.10 to
                          Registrant's Current Report on Form 8-K filed on December
                          15, 1999).
        10.60           --Line of Credit Loan Agreement and Promissory Note dated as of March 20, 2000 by and between Registrant and Vincent S.
                          Pino, Rosemary G. Pino, Michael V. Pino and Tiffany R.
                          Pino (incorporated by reference to Exhibit 4.15 to
                          Registrant's Registration Statement on Form S-3 filed on
                          February 13, 2001 (File No. 333-55498)).
        10.61           --Form of Subscription Agreement for the Purchase of units dated November 24, 2000 (incorporated by reference to
                          Exhibit 10.52 to Registrant's Current Report on Form 8-K
                          filed on November 29, 2000).
        10.62           --Warrant Agreement, dated as of November 24, 2000, between
                          Registrant and Jefferies & Company, Inc. (incorporated by
                          reference to Exhibit 10.53 to Registrant's Current Report
                          on Form 8-K filed on November 29, 2000).
        10.63           --Form of ADSs Purchase Warrant issued November 24, 2000
                          (incorporated by reference to Exhibit 4.11 to Registrant's
                          Current Report on Form 8-K filed on November 29, 2000).
        10.64           --ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated November 24, 2000 (incorporated by reference to
                          Exhibit 4.12 to Registrant's Current Report on Form 8-K
                          filed on November 29, 2000).
        10.65           --OEM Agreement between Wind River Systems, Inc. and
                          Insignia Solutions, Inc., dated December 22, 2000, as
                          amended.**
        10.66           --Form of Subscription Agreement for the Purchase of units dated February 12, 2001 (incorporated by reference to
                          Exhibit 10.54 to Registrant's Current Report on Form 8-K
                          filed on February 15, 2001).
        10.67           --Warrant Agreement, dated as of February 12, 2001, between
                          Registrant and Jefferies & Company, Inc. (incorporated by
                          reference to Exhibit 10.55 to Registrant's Current Report
                          on Form 8-K filed on February 15, 2001).
        10.68           --Form of ADSs Purchase Warrant issued February 12, 2001
                          (incorporated by reference to Exhibit 4.13 to Registrant's
                          Current Report on Form 8-K filed on February 15, 2001).

       EXHIBIT
       NUMBER                                  EXHIBIT TITLE
---------------------   ------------------------------------------------------------
        10.69           --ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated February 12, 2001 (incorporated by reference to
                          Exhibit 4.14 to Registrant's Current Report on Form 8-K
                          filed on February 15, 2001).
        21.01           --List of Registrant's subsidiaries. (2)
        23.01           --Consent of PricewaterhouseCoopers LLP, Independent
                          Accountants.
        24.01           --Power of Attorney (included on signature page).

------------------------

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

(4) Incorporated by reference to the exhibit of the same number from Registrant's Current Report on Form 8-K dated February 5, 1998.

                             INSIGNIA SOLUTIONS PLC

                           CONSOLIDATED BALANCE SHEET

                   (amounts in thousands, except share data)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $11,931    $ 4,677
  Restricted cash...........................................      120        120
  Cash and cash equivalents held in escrow..................       --      1,000
  Accounts receivable, net..................................    3,385        189
  Prepaid and other current assets..........................    1,088      1,038
                                                              -------    -------
  Total current assets......................................   16,524      7,024
                                                              -------    -------
  Property and equipment, net...............................      512        625
  Cash and cash equivalents held in escrow..................    5,050      5,060
  Restricted cash...........................................      250        250
  Other noncurrent assets...................................       --        325
                                                              -------    -------
                                                              $22,336    $13,284
                                                              =======    =======

           LIABILITIES, MANDATORY REDEEMABLE AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 1,096    $   707
  Accrued liabilities.......................................    1,833      1,674
  Accrued royalties.........................................      770      2,327
  Income taxes payable......................................      550        188
  Deferred revenue..........................................      898      1,349
  Convertible debt..........................................       --      1,000
                                                              -------    -------
  Total current liabilities.................................    5,147      7,245
                                                              -------    -------
  Mandatorily redeemable capital............................       --      2,619
  Mandatorily redeemable warrants...........................    1,440      1,440
  Total mandatorily redeemable (Note 9).....................    1,440      4,059
Commitments and contingencies (Note 7)
Shareholders' equity:
  Preferred shares, L0.20 par value: 3,000,000 shares
    authorized; no shares issued............................       --         --
  Ordinary shares, L0.20 par value: 30,000,000 shares
    authorized; 18,145,190 shares and 14,039,602 shares
    issued and outstanding in 2000 and 1999, respectively...    5,876      4,304
  Additional paid-in capital................................   54,117     35,106
  Accumulated deficit.......................................  (43,783)   (36,969)
  Accumulated other comprehensive loss......................     (461)      (461)
                                                              -------    -------
  Total shareholders' equity................................   15,749      1,980
                                                              -------    -------
                                                              $22,336    $13,284
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             INSIGNIA SOLUTIONS PLC

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 (amounts in thousands, except per share data)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net revenues:
  License...................................................  $ 8,987    $  6,471   $12,998
  Service...................................................    1,779         366     1,098
                                                              -------    --------   -------
    Total net revenues......................................   10,766       6,837    14,096
                                                              -------    --------   -------
Costs of net revenues:
  License...................................................    2,826       3,296     8,329
  Service...................................................      465         504     1,046
                                                              -------    --------   -------
    Total cost of net revenues..............................    3,291       3,800     9,375
                                                              -------    --------   -------
    Gross margin............................................    7,475       3,037     4,721
                                                              -------    --------   -------
Operating expenses:
  Sales and marketing.......................................    5,376       5,542     7,946
  Research and development..................................    5,960       5,972     6,228
  General and administrative................................    3,733       3,178     4,213
                                                              -------    --------   -------
    Total operating expenses................................   15,069      14,692    18,387
                                                              -------    --------   -------
    Operating loss..........................................   (7,594)    (11,655)  (13,666)
Interest income (expense), net..............................     (129)        473       984
Other income (expense), net.................................      124         (93)   14,887
                                                              -------    --------   -------
    Income (loss) before income taxes.......................   (7,599)    (11,275)    2,205
Provision (benefit) for income taxes........................     (785)     (1,316)    1,783
                                                              -------    --------   -------
    Net income (loss).......................................  $(6,814)   $ (9,959)  $   422
                                                              =======    ========   =======
Net income (loss) per share:
  Basic.....................................................  $ (0.47)   $  (0.77)  $  0.03
                                                              =======    ========   =======
  Diluted...................................................  $ (0.47)   $  (0.77)  $  0.03
                                                              =======    ========   =======
Weighted average shares and share equivalents:
  Basic.....................................................   14,571      12,883    12,159
                                                              =======    ========   =======
  Diluted...................................................   14,571      12,883    12,378
                                                              =======    ========   =======

  The accompanying notes are an integral part of these consolidated financial statements

                             INSIGNIA SOLUTIONS PLC

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   (amounts in thousands, except share data)

                                                                                       ACCUMULATED
                                      ORDINARY SHARES      ADDITIONAL                     OTHER           TOTAL
                                   ---------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                     SHARES      AMOUNT     CAPITAL       DEFICIT         LOSS           EQUITY
                                   ----------   --------   ----------   -----------   -------------   -------------
Balances, December 31, 1997......  11,971,213    $3,954      $34,462      $(27,432)       $(461)         $10,523

  Shares issued under employee
    stock plans..................     619,103       210          263            --           --              473
  Net income.....................          --        --           --           422           --              422
                                   ----------    ------      -------      --------        -----          -------
Balances, December 31, 1998......  12,590,316     4,164       34,725       (27,010)        (461)          11,418
  Shares issued under employee
    stock plans..................     385,771       140          381            --           --              521
  Shares issued under private
    Placement....................   1,063,515        --           --            --           --               --
  Net loss.......................          --        --           --        (9,959)          --           (9,959)
                                   ----------    ------      -------      --------        -----          -------
Balances, December 31, 1999......  14,039,602     4,304       35,106       (36,969)        (461)           1,980

  Shares issued under private
    Placement....................          --       340        2,279            --           --            2,619
  Shares issued under employee
    stock plans..................     234,261        73          626            --           --              699
  Shares issued under line of
    credit.......................      19,994         6          242            --           --              248
  Shares issued for conversion of
    debt.........................     251,333        72          968            --           --            1,040
  Shares issued under private
    Placement....................   3,600,000      1081       14,896            --           --           15,977
  Net loss.......................          --        --           --        (6,814)          --           (6,814)
                                   ----------    ------      -------      --------        -----          -------
Balances, December 31, 2000......  18,145,190    $5,876      $54,117      $(43,783)       $(461)         $15,749
                                   ==========    ======      =======      ========        =====          =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             INSIGNIA SOLUTIONS PLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (amounts in thousands)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
    Net income (loss).......................................  $(6,814)   $(9,959)   $    422
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation............................................      420        580         767
    Other...................................................       40        (58)    (14,731)
    Net changes in assets and liabilities:
      Restricted cash.......................................       --         66        (186)
      Accounts receivable, net..............................   (3,196)     1,517       5,048
      Prepaid and other current assets......................      (50)       477         142
      Other noncurrent assets...............................       --         57          28
      Accounts payable......................................      389       (948)        (92)
      Accrued liabilities...................................      159       (648)       (420)
      Accrued royalties.....................................   (1,557)    (1,982)     (4,565)
      Income taxes..........................................      362       (806)        994
      Deferred revenue......................................     (451)     1,087        (581)
      Customer deposits.....................................       --         --        (513)
                                                              -------    -------    --------
        Net cash used in operating activities...............  (10,698)   (10,617)    (13,687)
                                                              -------    -------    --------
Cash flows from investing activities:
    Proceeds from the sale of property and equipment........        3        140         140
    Purchases of property and equipment.....................     (310)      (213)       (937)
    Sales of short-term investments, net....................       --         --       3,820
    Proceeds from sale of product line......................       --         --      15,862
    Product line sale proceeds held in escrow...............     (290)      (320)     (9,100)
    Product line sale proceeds released from escrow.........    1,300      3,360          --
    Proceeds from sale of minority share stock..............      325         --          --
                                                              -------    -------    --------
        Net cash provided by investing activities...........    1,028      2,967       9,785
                                                              -------    -------    --------
Cash flows from financing activities:
    Payments made under capital leases......................       --        (51)       (164)
    Proceeds from convertible debt..........................       --      1,000          --
    Proceeds from share issuance for line of credit.........      248         --          --
    Proceeds from issuance of shares, net...................   15,977      4,059          --
    Proceeds from exercise of stock options.................      699        521         473
                                                              -------    -------    --------
        Net cash provided by financing activities...........   16,924      5,529         309
                                                              -------    -------    --------
Net increase(decrease) in cash and cash equivalents.........    7,254     (2,121)     (3,593)
Cash and cash equivalents at beginning of the year..........    4,677      6,798      10,391
                                                              -------    -------    --------
Cash and cash equivalents at the end of the year............  $11,931    $ 4,677    $  6,798
                                                              =======    =======    ========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $   209    $    25    $     22
Supplemental non-cash investing and financing activities:
  Conversion from convertible debt..........................  $ 1,040    $    --    $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                             INSIGNIA SOLUTIONS PLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BUSINESS

    Insignia Solutions plc (the "Company"), which commenced operations in 1986, develops, markets and supports software technologies that speed the adoption of Java-based individualized computing in Internet appliances and embedded devices.

    In January 1998, the Company announced its intention to launch a new product line called the Jeode-TM- platform, based on the Company's Embedded Virtual Machine ("EVM"-TM-) technology. This followed a strategic review in late 1997 of the Company's business. The Company also explored new markets that would leverage the Company's 12 years of emulation software development experience. The Jeode platform is the Company's implementation of Sun Microsystems, Inc.'s ("Sun") Java-Registered Trademark- technology tailored for Internet appliances and embedded devices. It leverages patent-pending intellectual property to provide these resource-constrained devices with high performance, fully-compatible Java applet and application support. The product became available for sale in March 1999. The Jeode platform is now the principal product line of the Company and will be for the foreseeable future. The Jeode product line revenue model is based on original equipment manufacturer's ("OEMs") and channel partner's customer transactions.

    The Company's principal product line in recent years was SoftWindows-TM-. This product enabled Microsoft Windows ("Windows"-Registered Trademark-) applications to be run on most Apple Computer Inc.
("Apple"-Registered Trademark-) Macintosh computers and many UNIX workstations. Revenues from this product line grew until 1995, but declined significantly after that date, along with margins. This was due to a declining demand for Apple Macintosh products and increased competition. In early 1999 Company management took steps to discontinue the product line, and on October 18, 1999, the Company signed an exclusive licensing arrangement with FWB Software, LLC ("FWB"). Under the arrangement FWB will pay the Company a royalty based on an earn-out of FWB's future revenues from the product lines and the Company will be paid as those revenues are achieved. Upon achieving a certain revenue threshold, the SoftWindows and RealPC product lines will be transferred to FWB at no additional consideration.

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

BASIS OF PRESENTATION

    The Company follows accounting policies that are in accordance with principles generally accepted in the United States of America. The Company conducts most of its business in U.S. dollars. All amounts included in the financial statements and in the notes herein are in U.S. dollars unless designated "L", in which case they are in pounds sterling. The exchange rates between the U.S. dollar and the pound sterling were $1.50, $1.60 and $1.67 (expressed in U.S. dollars per pound sterling) at December 31, 2000, 1999 and 1998, respectively.

                             INSIGNIA SOLUTIONS PLC

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
USE OF ESTIMATES

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

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash, cash equivalents, and restricted cash at December 31, 2000 and 1999 are comprised of cash, restricted cash and certificates of deposit. Restricted cash, including
$5.1 million of cash and cash equivalents held in escrow at December 31, 2000, aggregated $5.4 million and $6.4 million at December 31, 2000 and 1999, respectively. Of these amounts $0.4 million at December 31, 1999 and 1998 was restricted due to obligations under service contracts. The release of the balance is pending resolution of the indemnity claim from Citrix.

    Certificates of deposit aggregated $9.25 million and $1.0 million at December 31, 2000 and 1999, respectively.

    The Company has classified all its securities as "available-for-sale." The fair value of these securities, comprised primarily of certificates of deposit with commercial banks, approximates cost. These securities mature within one year.

REVENUE RECOGNITION

    During fiscal 2000, the Company primarily entered into license arrangements for the sale of the Jeode product to OEM's and distributors. Prior to fiscal 2000, the Company's primary source of revenue was derived from packaged product licensing fees for the sale of the Company's SoftWindows-TM- products. Service revenues are derived from customer funded engineering activities, training and annual maintenance contracts.

    Revenue from licenses are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable, and collectibility is probable. For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, the Company recognizes revenue for the delivered elements using the residual method as prescribed by Statement of Position
No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions". If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until evidence exists, or all elements have been delivered. Generally the Company has vendor-specific objective evidence of fair value for the maintenance element of software arrangements based on the renewal rates for maintenance in future years as specified in the contracts. In such cases, the Company defers the maintenance revenue at the outset of the arrangement and recognizes it ratably over the period, during which the maintenance is to be provided, which

                             INSIGNIA SOLUTIONS PLC

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) generally commences on the date the software is delivered. Vendor-specific objective evidence of fair value for the service element is determined based on the price charged when those services are sold separately. The Company occasionally enters into license agreements with extended payment terms. Provided all other revenue criteria are met, revenue from these contracts is recognized at the earlier of when the cash is received from the customer or the payments become due and payable.

    The Company also enters into license agreements with OEMs which provide for minimum guaranteed royalty payments throughout the term of the agreement. Provided all other revenue criteria are met, minimum guaranteed royalty revenue is recognized when the payments become due and payable. Royalty revenue that exceed the minimum guarantees is recognized as reported.

    Revenue from OEMs for customer-funded engineering are recognized on a percentage of completion basis, which is computed using the input measure of labor cost. Revenues from training are recognized when the training is performed.

    The Company does not grant return rights or price protection under license agreements for its Jeode product. The Company did grant return rights and price protection to certain resellers and distributors related to the sale of the SoftWindows product line during 1998 and 1999. The Company provided sales return allowances for distributor and resellers inventories of its SoftWindows products and certain rights of return and price protection on unsold merchandise held by those distributors and resellers. The Company provided sales returns allowances based on the Company's historical rates of return and estimates of expected sell through by distributors and resellers of its product.

    License revenue and services revenue on contracts involving significant implementation, customization or services which are essential to the functionality of the software is recognized over the period of each engagement, using the percentage of completion method. Labor hours incurred is generally used as the measure of progress towards completion.

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

FOREIGN CURRENCY TRANSLATION

    The Company's primary functional currency for its non-U.S. operations is the U.S. dollar. Certain monetary assets and liabilities of the non-U.S. operating companies are denominated in local currencies (i.e. not the U.S. dollar). Upon a change in the exchange rate between the non-U.S. currency and the

                             INSIGNIA SOLUTIONS PLC

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
U.S. dollar, the Company must remeasure the local non-U.S. denominated assets and liabilities to avoid carrying unrealized gains or losses on its balance sheet. Non-U.S. dollar denominated monetary assets and liabilities are remeasured using the exchange rate in effect at the balance sheet date, while nonmonetary items are remeasured at historical rates. Revenues and expenses are translated at the average exchange rates in effect during each period, except for those expenses related to balance sheet amounts which are translated at historical exchange rates. Remeasurement adjustments and transaction gains or losses are recognized in the income statement during the period of occurrence. During its early years of existence, the Company used the pound sterling as the functional currency for its non-U.S. operations. Accordingly, translation gains and losses recognized during such periods have been included in the cumulative currency translation adjustments account.

FOREIGN CURRENCY FINANCIAL INSTRUMENTS

    The Company enters into currency option contracts to hedge against exchange risks associated with the pound sterling denominated operating expenses of its U.K. operations. The gains and losses on these contracts are generally included in the statement of operations when the related operating expenses are recognized. At December 31, 2000 and 1999, there were no outstanding currency options. From time to time, the Company also enters into short-term forward exchange contracts. The Company generally does not use hedge accounting for the forward exchange contracts. Such contracts are marked to market at period ends. No forward exchange contracts were outstanding at December 31, 2000 and 1999.

SOFTWARE DEVELOPMENT COSTS

    The Company capitalizes internal software development costs incurred after technological feasibility has been demonstrated. The Company defines establishment of technological feasibility as the completion of a working model. Such capitalized amounts are amortized commencing with the introduction of that product at the greater of the straight-line basis utilizing its estimated economic life, generally six months to one year, or the ratio of actual revenues achieved to the total anticipated revenues over the life of the product. At December 31, 2000 and 1999, capitalized software development costs were fully amortized.

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

    Stocks, stock options, and warrants for stock issued to non-employees have been accounted for in accordance with the provisions of SFAS 123 and Emerging Issue Task Force Issue No. 96-18, ("EITF 96-18") "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services".

                             INSIGNIA SOLUTIONS PLC

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
INCOME TAXES

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

CONCENTRATIONS OF RISK

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

    The Jeode platform is the Company's principal product line for the forseeable future and generated 98% of the Company's total revenues for 2000.

    The Company sells its products primarily to original equipment manufacturers
and distributors.   The Company performs ongoing credit evaluations of its
customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. At December 31, 2000, two customers accounted for 43% and 25%, respectively, of gross trade receivables. At December 31, 1999, three customers accounted for 36%, 18% and 12%, respectively, of gross trade receivables.

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

ADVERTISING COSTS

    The Company expenses advertising costs as incurred. Advertising expense totaled $0.2 million, $0.6 million, and $1.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

COMPREHENSIVE INCOME

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

                             INSIGNIA SOLUTIONS PLC

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted net income
(loss) per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period. Ordinary equivalent shares consist of warrants and stock options (using the treasury stock method). Ordinary equivalent shares are excluded from the computation if their effect is antidilutive

RECLASSIFICATIONS

    Certain previously reported amounts have been reclassified to conform with the current period presentation.

NEW ACCOUNTING PRONOUNCEMENTS

    In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments--Deferral of the Effect Date of SFAS Statement No. 133" ("SFAS 137"). SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS 138, "Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB Statement 133".
SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company will adopt SFAS 133 in 2001. The Company has not engaged in derivatives or hedging activities since early 1998 and does not expect the adoption of SFAS 133 and SFAS 138 to have a material impact on the financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. The adoption of SAB 101 did not have a material impact on the financial statements.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25". This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not have a material impact on the financial statements.

                             INSIGNIA SOLUTIONS PLC

NOTE 2--BALANCE SHEET DETAIL:

    The following table provides details of the major components of the indicated balance sheet accounts (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Accounts receivables, net:
  Trade accounts receivable, gross..........................  $ 3,427    $   280
    Less allowance for doubtful accounts....................      (42)       (58)
    Less allowance for sales returns........................       --        (33)
                                                              -------    -------
                                                              $ 3,385    $   189
                                                              =======    =======
Property and equipment, net:
  Computers and other equipment.............................  $ 2,148    $ 2,277
  Leasehold improvements....................................      488        450
  Furniture and fixtures....................................      132        121
                                                              -------    -------
                                                                2,768      2,848
    Less accumulated depreciation...........................   (2,256)    (2,223)
                                                              -------    -------
                                                              $   512    $   625
                                                              =======    =======
Accrued liabilities:
  Accrued legal and professional services...................  $   775    $   653
  Accrued compensation and payroll taxes....................      750        494
  Other.....................................................      308        527
                                                              -------    -------
                                                              $ 1,833    $ 1,674
                                                              =======    =======

                             INSIGNIA SOLUTIONS PLC

NOTE 3--STOCK PLANS:

    The Company has four stock option plans, which provide for the issuance of stock options to employees of the Company to purchase Ordinary shares. At December 31, 2000 and 1999, respectively, approximately 641,931 and 909,853 Ordinary shares were available for future grants of stock options. Stock options are generally granted at prices of not less than 100% of the fair market value of the Ordinary shares on the date of grant, as determined by the Board of Directors.

    The following table summarizes activity on stock options:

                                             1986 AND 1996   1988 AND 1995
                                                 U.K.            U.S.                        WEIGHTED
                                             SHARE OPTION    STOCK OPTION                    AVERAGE
                                                SCHEMES          PLANS         TOTAL      EXERCISE PRICE
                                             -------------   -------------   ----------   --------------
Outstanding at December 31, 1997...........    1,026,519        1,944,335     2,970,854        $2.00

Granted....................................      143,250          888,750     1,032,000        $1.11
Exercised..................................     (396,000)         (95,000)     (491,000)       $0.81
Lapsed.....................................     (205,977)      (1,033,744)   (1,239,721)       $2.15
                                               ---------       ----------    ----------        -----
Outstanding at December 31, 1998...........      567,792        1,704,341     2,272,133        $1.77

Granted....................................      171,000          425,000       596,000        $4.52
Exercised..................................      (69,859)        (144,459)     (214,318)       $1.48
Lapsed.....................................      (47,470)        (255,372)     (302,842)       $1.57
                                               ---------       ----------    ----------        -----
Outstanding at December 31, 1999...........      621,463        1,729,510     2,350,973        $2.52
                                               ---------       ----------    ----------        -----

Granted....................................       88,000          797,400       885,400        $6.81
Exercised..................................      (41,190)        (149,888)     (191,078)       $2.02
Lapsed.....................................      (63,995)        (153,483)     (217,478)       $3.65
                                               ---------       ----------    ----------        -----
Outstanding at December 31, 2000...........      604,278        2,223,539     2,827,817        $3.81
                                               =========       ==========    ==========        =====

    Options granted under the Company's option plans generally vest over a four year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date. Options to purchase 1,406,850 and 1,000,517 shares were exercisable at December 31, 2000 and 1999, respectively.

                             INSIGNIA SOLUTIONS PLC

NOTE 3--STOCK PLANS: (CONTINUED)
    The following table summarizes information about the Company's   stock
options outstanding and exercisable at December 31, 2000:

    Options outstanding at December 31, 2000:

                                                                         WEIGHTED
                                                                         AVERAGE            WEIGHTED
                                                         NUMBER         REMAINING       AVERAGE EXERCISE
RANGE OF EXERCISE PRICES                               OUTSTANDING   CONTRACTUAL LIFE        PRICE
------------------------                               -----------   ----------------   ----------------
$0.01 - $2.00........................................   1,050,819        6.0 years           $ 1.40
$2.01 - $4.00........................................     499,334        6.5 years           $ 2.38
$4.01 - $6.00........................................     786,914        8.7 years           $ 5.25
$6.01 - $8.00........................................     287,250        9.3 years           $ 6.68
$8.01 - $10.00.......................................      85,000        9.6 years           $ 8.74
$10.01 - $12.00......................................     118,500        9.5 years           $11.20
                                                        ---------        ---------           ------
                                                        2,827,817        7.4 years           $ 3.81
                                                        =========        =========           ======

    Options exercisable at December 31, 2000:

                                                                                        WEIGHTED
                                                         NUMBER                     AVERAGE EXERCISE
RANGE OF EXERCISE PRICES                               EXERCISABLE                       PRICE
------------------------                               -----------                  ----------------
$0.01 - $2.00........................................     636,147                        $ 1.49
$2.01 - $4.00........................................     435,258                        $ 2.38
$4.01 - $6.00........................................     263,737                        $ 5.31
$6.01 - $8.00........................................      38,375                        $ 6.51
$8.01 - $10.00.......................................          --                            --
$10.01 - $12.00......................................      33,333                        $11.13
                                                        ---------                        ------
                                                        1,406,850                        $ 2.85
                                                        =========                        ======

    In March 1995, the Company's shareholders adopted the 1995 Employee Share Purchase Plan (the "Purchase Plan") with 275,000 Ordinary shares reserved for issuance thereunder. On July 21, 1998 the number of shares reserved for issuance was increased to 525,000. On May 27, 1999 the number was further increased to 900,000. On The Purchase Plan enables employees to purchase Ordinary shares at approximately 85% of the fair market value of the Ordinary shares at the beginning or end of each six month offering period. The Purchase Plan qualifies as an "employee stock purchase plan" under section 423 of the U.S. Internal Revenue Code. During 2000, 1999 and 1998 the Company issued 43,183, 171,453 and 128,103 shares under the Purchase Plan, respectively. At December 31, 2000 and 1999 approximately 346,979 and 390,162 ordinary shares were reserved for future Purchase Plan issuances, respectively.

FAIR VALUE DISCLOSURES

    Had the compensation cost for the Company's stock option plans and the Purchase Plan been determined based on the fair value at the grant dates, as prescribed in FAS 123, the net income (loss)

                             INSIGNIA SOLUTIONS PLC

NOTE 3--STOCK PLANS: (CONTINUED)
and net income (loss) per share would have been adjusted to the pro-forma amounts indicated below (in thousands, except per share data):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net income (loss):
  As reported...............................................  $(6,814)   $ (9,959)   $  422
  Pro forma.................................................   (9,134)    (11,456)     (756)
Basic net income (loss) per share:
  As reported...............................................  $ (0.47)   $  (0.77)   $ 0.03
  Pro forma.................................................    (0.63)      (0.89)    (0.06)
Diluted net income (loss) per share:
  As reported...............................................  $ (0.47)   $  (0.77)   $ 0.03
  Pro forma.................................................    (0.63)      (0.89)    (0.06)

    In accordance with the disclosure provisions of FAS 123, the fair value of employee stock options granted during fiscal 2000, 1999 and 1998 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                            2000           1999           1998
                                                          ---------      ---------      ---------
Volatility range....................................            118%           113%           171%
Risk-free interest rate range.......................      4.6 - 6.7%     4.6 - 6.2%     4.2 - 5.6%
Dividend yield......................................              0%             0%             0%
Expected option term................................          4 yrs          4 yrs          4 yrs

NOTE 4--INCOME TAXES:

    The components of income (loss) before income taxes are as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
United States...............................................  $(3,146)   $ (3,705)  $(4,241)
United Kingdom and other countries..........................   (4,453)     (7,570)    6,446
                                                              -------    --------   -------
                                                              $(7,599)   $(11,275)  $ 2,205
                                                              -------    --------   -------

                             INSIGNIA SOLUTIONS PLC

NOTE 4--INCOME TAXES: (CONTINUED)

    The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Current:
  U.S. federal..............................................   $  --     $    --     $  (76)
  U.S. state and local......................................       2          18        100
  United Kingdom and other countries........................    (787)     (1,334)     1,759
                                                               -----     -------     ------
    Total current...........................................    (785)     (1,316)     1,783
                                                               -----     -------     ------
Total provision (benefit)...................................   $(785)    $(1,316)    $1,783
                                                               -----     -------     ------

    The Company's actual provision differs from the provision (benefit) computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                     2000           1999           1998
                                                                   --------       --------       --------
U.S. federal statutory rate.................................        (34.0)%        (34.0)%        (34.0)%
State and local taxes, net of U.S. federal benefit..........           --            0.2            4.5
Foreign income taxes at other than U.S. rate................        (10.4)         (11.9)          86.4
Utilization of operating loss carryforwards.................           --             --          (10.0)
Reserve for net deferred tax assets.........................         34.0           34.0           34.0
                                                                    -----          -----          -----
  Effective tax rate........................................        (10.4)%        (11.7)%         80.9%
                                                                    -----          -----          -----

    The components of net deferred income tax assets are as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net operating loss carryforwards............................  $13,959    $ 9,456     $6,947
Tax credit carryforwards....................................    1,120      1,120      1,082
Sales return allowance......................................       --         13        384
Accrued expenses, allowance and other temporary
  differences...............................................      258        261        657
                                                              -------    -------     ------
Net deferred tax assets before valuation allowance..........   15,337     10,850      9,070
Deferred tax asset valuation allowance......................  (15,337)   (10,850)    (9,070)
                                                              -------    -------     ------
Net deferred taxes..........................................  $    --    $    --     $   --
                                                              =======    =======     ======

    At December 31, 2000, the Company had available net operating loss carryforwards of approximately $29 million, $14 million and $10 million for U.S. Federal, State and United Kingdom tax purposes, respectively. If unutilized, these net operating loss carryforwards will completely expire in 2011, 2020 and
unlimited, respectively.   For U.S. federal and state tax purposes, a portion of
the Company's net operating loss carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by federal and state tax law.

    At December 31, 2000, the Company's deferred tax assets relate primarily to its United States and United Kingdom operations. Management believes that, based on such factors as recent and potential

                             INSIGNIA SOLUTIONS PLC

NOTE 4--INCOME TAXES: (CONTINUED)
fluctuations in operating results, it is more likely than not that the United States and the United Kingdom operations will not generate sufficient future taxable income, and thus a full valuation allowance has been recorded at December 31, 2000. If the Company generates taxable income in future years, the valuation allowance may be reduced, which correspondingly may reduce the Company's tax provision.

NOTE 5--EMPLOYEE PENSION PLANS:

    The Company has a 401(k) plan covering all of its U.S. employees and a defined contribution pension plan covering all its United Kingdom employees. Under both of these plans, employees may contribute a percentage of their compensation and the Company makes certain matching contributions. Both the employees' and the Company's contributions are fully vested and nonforfeitable at all times. The assets of both these plans are held separately from those of the Company in independently managed and administered funds. The Company's contributions to these plans aggregated $215,000 in 2000, $202,000 in 1999 and $182,000 in 1998.

NOTE 6--NET INCOME (LOSS) PER SHARE:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                               (in thousands, except per share
                                                                            data)
Net income (loss)...........................................   $(6,814)    $(9,959)    $   422
                                                               =======     =======     =======
CALCULATION OF BASIC NET INCOME (LOSS) PER SHARE:
Weighted average number of shares outstanding used in
  computation...............................................    14,571      12,883      12,159
                                                               =======     =======     =======
Basic net income (loss) per share...........................   $ (0.47)    $ (0.77)    $  0.03
                                                               =======     =======     =======
CALCULATION OF DILUTED NET INCOME (LOSS) PER SHARE:
Weighted average number of shares outstanding used in
  computation...............................................    14,571      12,883      12,159
Net effect of dilutive stock options, warrants and
  convertible securities outstanding........................        --          --         219
                                                               -------     -------     -------
Weighted average number of shares and share equivalents.....    14,571      12,883      12,378
                                                               =======     =======     =======
Diluted net income (loss) per share.........................   $ (0.47)    $ (0.77)    $  0.03
                                                               =======     =======     =======

NOTE 7--COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

    The Company is party to a number of noncancelable operating and capital lease agreements.

                             INSIGNIA SOLUTIONS PLC

NOTE 7--COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    Computer and other equipment under capital leases were as follows (in thousands):

                                                                    YEAR ENDED DECEMBER
                                                                            31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   --------
Computer and other equipment, at cost.......................  $     --    $     --     $ 593
Less accumulated amortization...............................        --          --      (546)
                                                              ---------   ---------    -----
Computer and other equipment, net...........................  $     --    $     --     $  47
                                                              ---------   ---------    -----

    Amortization of leased computers and other equipment under capital leases was $0, $47,000 and $50,000 in 2000, 1999 and 1998, respectively.

    The following are future minimum payments under operating leases as of December 31, 2000 (in thousands):

                                                              OPERATING
                                                               LEASES
                                                              ---------
Year ending December 31,
2001........................................................   $  665
2002........................................................      937
2003........................................................      392
2004........................................................      339
2005........................................................      339
Thereafter..................................................    2,585
                                                               ------
Total minimum lease payments................................   $5,257
                                                               ======

    Operating lease commitments above are net of sublease income of $715,000, $169,000 and $0 in 2001, 2002 and 2003, respectively. The rental expense under all operating leases was $709,000, $763,000, and $791,000 in 2000, 1999 and
1998, respectively. Rental expense was net of sublease rental income of $755,000 in 2000, $800,000 in 1999 and $559,000 in 1998.

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

    The Company had a non-exclusive, worldwide license from Microsoft ("Microsoft Distribution Agreement") to reproduce, adapt and distribute the currently available versions of Windows and MS-DOS that were included as a component of the Company's SoftWindows products. The Company paid Microsoft a per unit royalty for copies of the Company's products sold that included a version of

                             INSIGNIA SOLUTIONS PLC

NOTE 7--COMMITMENTS AND CONTINGENCIES: (CONTINUED)
Windows and MS-DOS. The Microsoft Distribution Agreement expired on October 31, 1999. The Company did not renew the agreement.

EMPLOYMENT AGREEMENTS

    The Company has entered into three employment agreements with key executives which would require the Company to continue to pay salary for up to one year if any of these employees is terminated under certain circumstances as specified in the agreements.

NOTE 8--SEGMENT REPORTING:

    Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), provides for segment reporting based upon the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers

    The Company operates in a single industry segment providing virtual machine technology which enables software applications to be run on various computer platforms. In 2000, Wind River Systems, Inc., Gemstar International
Group, Ltd., Quantum Corporation and Victor Data Systems Company Ltd. accounted for 22%, 18%, 15%, and 14%, respectively, of total revenues. In 1999, Quantum Corporation accounted for 23% of total revenues. In 1998, Ingram Micro U.S. and Sun Microsystems Inc. each accounted for 27% of total revenues. No other customer accounted for 10% or more of the Company's total revenues during 2000, 1999 or 1998.

                             INSIGNIA SOLUTIONS PLC

NOTE 8--SEGMENT REPORTING: (CONTINUED)

GEOGRAPHIC INFORMATION

    Financial information by geographical region is summarized below (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues from unaffiliated customers:
  United States.............................................  $ 10,577   $  6,203   $ 11,960
  International.............................................       189        634      2,136
                                                              --------   --------   --------
Consolidated................................................  $ 10,766   $  6,837   $ 14,096
                                                              ========   ========   ========
Intercompany revenues:
  United States.............................................  $    127   $    406   $  1,637
  International.............................................     4,931        880      1,280
                                                              --------   --------   --------
Consolidated................................................  $  5,058   $  1,286   $  2,917
                                                              ========   ========   ========
Operating loss:
  United States.............................................  $ (2,692)  $ (3,389)  $ (4,168)
  International.............................................    (4,902)    (8,266)    (9,498)
                                                              --------   --------   --------
Consolidated................................................  $ (7,594)  $(11,655)  $(13,666)
                                                              ========   ========   ========
Identifiable assets:
  United States.............................................  $  6,108   $  3,321   $  4,366
  International.............................................    38,271     24,207     26,077
  Intercompany items and eliminations.......................   (22,043)   (14,244)    (9,432)
                                                              --------   --------   --------
Consolidated................................................  $ 22,336   $ 13,284   $ 21,011
                                                              ========   ========   ========
Long-lived assets:
  United States.............................................  $    135   $    470   $    794
  International.............................................    22,670     14,974     10,344
  Intercompany items and eliminations.......................   (22,043)   (14,244)    (9,432)
                                                              --------   --------   --------
Consolidated................................................  $    762   $  1,200   $  1,706
                                                              ========   ========   ========

    All of the international revenues and substantially all of the international identifiable assets relate to the Company's operations in the United Kingdom. Intercompany sales are accounted for at prices intended to approximate those that would be charged to unaffiliated customers.

    Financial information by line of product is summarized below (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Jeode.......................................................  $10,590     $1,590    $    --
SoftWindows.................................................      176      5,247     14,096
                                                              -------     ------    -------
Total.......................................................  $10,766     $6,837    $14,096
                                                              =======     ======    =======

    Revenues from United States operations included export sales of $1,726,000, $402,000 and $1,290,000 in 2000, 1999 and 1998, respectively, which were primarily to customers in Asia and Europe.

                             INSIGNIA SOLUTIONS PLC

NOTE 8--SEGMENT REPORTING: (CONTINUED)
    Revenue by geographic area for the year ended December 31, 2000 is as follows (in thousands):

                                                            U.S.     U.S. EXPORTS    EUROPE     TOTAL
                                                          --------   ------------   --------   --------
OEM.....................................................   $4,931       $  496        $148     $ 5,575
Distributor.............................................    3,785        1,170          --       4,955
End user................................................      135           60          41         236
                                                           ------       ------        ----     -------
Total...................................................   $8,851       $1,726        $189     $10,766
                                                           ======       ======        ====     =======
Percentage of total revenue.............................       82%          16%          2%        100%
                                                           ======       ======        ====     =======

    Revenue by geographic area for the year ended December 31, 1999 is as follows (in thousands):

                                                             U.S.     U.S. EXPORTS    EUROPE     TOTAL
                                                           --------   ------------   --------   --------
OEM......................................................   $2,050        $ --         $ --      $2,050
Distributor..............................................    3,505         388          506       4,399
End user.................................................      210          14          124         348
Other....................................................       36          --            4          40
                                                            ------        ----         ----      ------
Total....................................................   $5,801        $402         $634      $6,837
                                                            ======        ====         ====      ======
Percentage of total revenue..............................       85%          6%           9%        100%
                                                            ======        ====         ====      ======

    Revenue by geographic area for the year ended December 31, 1998 is as follows (in thousands):

                                                           U.S.     U.S. EXPORTS    EUROPE     TOTAL
                                                         --------   ------------   --------   --------
Distributor............................................  $ 9,525       $1,306       $2,119    $12,950
End user...............................................    1,033           --            9      1,042
Other..................................................       96           --            8        104
                                                         -------       ------       ------    -------
Total..................................................  $10,654       $1,306       $2,136    $14,096
                                                         =======       ======       ======    =======
Percentage of total revenue............................       76%           9%          15%       100%
                                                         =======       ======       ======    =======

    There were no European countries that accounted for more than 10% of total revenue.

NOTE 9--PRIVATE PLACEMENT AND WARRANTS:

RECENT SALES OF UNREGISTERED SECURITIES

    On December 9, 1999, the Company entered into agreements whereby the Company issued 1,063,515 Ordinary Shares in ADS form at a price of $4.23 per share to Castle Creek Technology Partners LLC and four other investors of whom one is a member of the Company's board of directors. The Company also issued warrants to the purchasers to purchase a total of 319,054 ADSs at the price of $5.29 per share. The warrants expire on December 9, 2004. The Company received
$4.5 million less offering expenses totaling $0.4 million. The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act. An issuance of shares and warrants on November 24, 2000 has had a dilutive effect on the warrants issued in the December 9, 1999 placement, resulting in an increase in the number of ADSs issuable to 353,834, and a decrease of the exercise price to $4.77. An issuance of shares and warrants on February 12, 2001 also

                             INSIGNIA SOLUTIONS PLC

NOTE 9--PRIVATE PLACEMENT AND WARRANTS: (CONTINUED) triggered the anti-dilution provisions of the placement of December 9, 1999. However, the effect of such dilution was less than 1% of the exercise price, and consequently such adjustment is deferred until such time as the accumulation of this adjustment and future adjustments exceed at least 1% of the exercise price.

    During 2000, the Company issued a total of 19,994 Ordinary Shares in ADS form at various prices, ranging from $6.281 to $16.50 to a director of the Company, as payment for drawdown fees under a Line of Credit arrangement entered into in March 2000. The securities were issued in reliance upon the exemption from registration provided under Section 4 (2) of the Securities Act.

    On November 24, 2000 the Company entered into agreements whereby the Company issued 3,600,000 Ordinary Shares in ADS form at a price of $5.00 to a total of 23 investors, including Sun Microsystems, BSquare, and a member of the Company's board of directors. The Company also issued warrants to purchase 1,800,000 ADSs to the investors at an exercise price of the lower of the average quoted closing sale price of the Company's ADS's for the ten trading days ending on the day preceding the date of the warrant holder's intent to exercise less a 10% discount, and $6.00. The warrants expire on November 24, 2003, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, the Company may cancel the warrants upon sixty days prior written notice. The Company received
$18.0 million less offering expenses totaling $2.0 million. The Company also issued warrants to purchase 225,000 ADSs to the placement agent exercisable at a price of $5.00. These warrants expire on November 24, 2005. The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act.

    On December 31, 2000 the Company issued a total of 251,333 Ordinary Shares in ADS form to Quantum Peripherals (Europe) SA, at a per share price of $4.23 per share under the terms of a convertible promissory note entered into on October 20, 1999. The securities were issued in reliance upon the exemption from registration provided under Section 4 (2) of the Securities Act based on the fact that the shares were sold by the issuer in a sale not involving a public offering.

DILUTION ADJUSTMENTS

    In December 1999, the Company issued 1,063,515 Ordinary Shares in ADS form at a price of $4.23 per share through a private placement. The Company received $4.5 million less offering expenses totaling $0.4 million. Along with ADSs, the Company also issued to the investors warrants that entitle them to purchase a total of 319,054 ADSs at an exercise price of $5.29 per ADS. As described below, the exercise price and the number of ADSs issuable under the warrants are subject to various adjustments. In addition, the Company may issue additional warrants that entitle the investors to purchase ADSs at the nominal value on designated adjustment dates in the future.

    Under the December 1999 private placement, the investors received warrants to purchase three ADSs for every 10 ADSs they purchased. The exercise price of the warrants was set at 125% of the original per ADS purchase price, or $5.29. However, the warrants contain anti-dilution provisions which decrease this exercise price and increase the number of ADSs purchasable if the Company sells or is deemed to sell any shares at below market price during the term of the warrants, which ends on December 9, 2004. The private placement that closed on November 24, 2000 was a sale which triggered the anti-dilution provisions in the warrants, and, as a consequence, the exercise price of the warrants has been decreased from $5.29 to $4.77 per ADS, and the number of ADSs purchasable has increased to 353,834. The private placement on February 12, 2001 also triggered the anti-dilution provisions of

                             INSIGNIA SOLUTIONS PLC

NOTE 9--PRIVATE PLACEMENT AND WARRANTS: (CONTINUED) the issuance of December 9, 1999. However, the effect of such dilution was less than 1% of the exercise price and consequently such adjustment is deferred until such time as the accumulation of this adjustment and future adjustments exceed at least 1% of the exercise price.

    As part of their warrant agreements, the investors may be entitled to cash payments upon the occurrence of certain Major Transactions, as defined in the warrant agreements, including change of control provisions. Cash payments are determined in a methodology described in the agreement. Such methodology is impacted by market price. A major transaction is defined as a merger, reorganization, or sale of all or substantially all of the assets of the Company in which the stockholders of the Company immediately prior to the transaction possess less than 50% of the voting power of the surviving entity (or its parent) immediately after the transaction.

    Under the December 1999 private placement, the investors were entitled to additional warrants to purchase ADS's at L0.20 nominal value per share if the average of the closing bid price of the ADS's over the ten days before an adjustment date was less than $4.23. The adjustment dates commenced on March 10, 2000 and occurred on the 10th of each month through March 10, 2001, inclusive. The rights for an adjustment date to occur would terminate upon release of at least $4.75 million of the funds held in escrow by Citrix on December 9, 1999. However, not enough of the funds held were released to trigger this termination. As calculated the average bid price of the Company's ADS's on all the adjustment dates exceeded $4.23 per share and consequently no adjustment occurred. The adjustment rights have now expired.

    The Company obtained a third-party valuation to allocate fair value to amounts received from the private placement between the ADSs and the warrants. In 1999 the amount allocated to mandatorily redeemable warrants totaled
$1.440 million, of which $0.590 million was allocated to the warrant, and $0.850 million was allocated to the additional warrant. Of the remaining net proceeds received, $2.619 million was allocated to mandatorily redeemable capital. The $2.619 million of mandatorily redeemable capital was reclassed, when the registration statement for the ADSs and the ADSs underlying the warrants issued in the December 1999 private placement became effective on March 28, 2000, of which $0.340 million was classified as Ordinary Shares and $2.279 million was classified as additional paid-in capital.

    Amounts classified as warrants will remain outside of shareholders' equity for the life of the warrant or until they are exercised, whichever occurs first. This classification reflects certain potential cash payments that may occur, should the Company complete a major transaction, such as a takeover, during the life of the warrants.

    Limitations in the transaction agreements preclude these investors in question from achieving certain levels of beneficial ownership. The securities purchase agreement, the warrants and the additional warrants contain the restriction that the Company may not issue and a selling investor may not purchase, and the warrants and additional warrants may not be exercised for any ADSs if doing so would cause such investor to beneficially own more than 9.9% of the total ordinary shares in issue as determined in accordance with
Section 13(d) of the Securities Exchange Act of 1934. Under the additional warrants, if such investors are prohibited from exercising the additional warrant as a result of the 9.9% restriciton, the selling investor may, at its option and in addition to its other rights under the securities purchase agreement and the warrant, retain the warrant or demand payment, in cash, from the Company in an amount calculated by the Black-Scholes formula multiplied by the number of ADSs for which the additional warrant was exercisable, without regard to any limits on exercise. The restrictions on the levels of beneficial ownership in these documents do not, however, restrict those

                             INSIGNIA SOLUTIONS PLC

NOTE 9--PRIVATE PLACEMENT AND WARRANTS: (CONTINUED) investors from exercising the warrants or additional warrants up to those limitations, selling ADSs to decrease their level of beneficial ownership, and exercising the warrants to receive additional ADSs. This could result in additional dilution to the holders of the Company's ADSs and a potential decrease in the price of the ADSs.

NOTE 10--CONVERTIBLE PROMISSORY NOTE:

    On October 20, 1999, the Company signed a convertible promissory note in favor of Quantum Corporation ("Quantum") for $1.0 million. The note is convertible at Quantum's option to the Company's shares any time during the lifetime of the note. The initial conversion price is $4.28 per share with adjustment clauses for stock splits, reverse stock splits and certain offerings. As a result of the private placement in December 1999 (see note 9) this conversion price was adjusted to $4.23 per share on December 9, 1999. All unpaid principal and unpaid interest, accrued at 8% per annum, compounded quarterly, was converted to Ordinary Shares on December 31, 2000.

NOTE 11--NTRIGUE:

    On February 5, 1998 the Company completed the disposal of its NTRIGUE technology to Citrix Systems Inc. ("Citrix") for $17.7 million. As part of the disposal, the Company transferred 45 employees to Citrix, of which 43 were development engineers. The net gain on the disposal was $14.8 million after deducting $2.9 million of costs associated with the disposal. These costs included mainly $1.1 million of fixed assets write down, $0.7 million of legal and transactions costs, $0.3 million of relocation costs, $0.3 million of bonus payout to leaving employees and $0.5 million of other accrued legal costs.

    Under the terms of the disposal agreement $9.0 million was paid to the Company in cash on February 5, 1998, and the remainder is being held in escrow for the sole purpose of satisfying any obligations to Citrix arising from or in connection with an event against which the Company would be required to indemnify Citrix. Of this amount, $2.5 million, $0.9 million, $1.0 million and $0.3 million were released to the Company in February 1999, August 1999, February 2000 and September 2000, respectively. The Company has recorded earned interest of $159,000, $173,000, and $218,000 for the years ended December 31, 1998, 1999, and 2000, respectively, and such amounts were included in the accounts held in escrow.

    On January 29, 1999, the Company received an indemnity claim from Citrix Systems, Inc. ("Citrix") for an amount estimated by Citrix to not exceed $6.25 million. The claim was made in relation to the Asset Purchase Agreement between the Company and Citrix under which Citrix purchased the Company's NTRIGUE product line in February 1998.

    Citrix's indemnity claim is based on assertions made by GraphOn Corporation ("GraphOn") in January of 1998 and declaratory relief action that Citrix filed against GraphOn in November 1998 in the United States District Court, Southern District of Florida. Citrix's action against GraphOn seeks a declaratory judgment that Citrix does not infringe any GraphOn proprietary rights and that Citrix has not misappropriated any trade secrets or breached an agreement to which GraphOn is a party. Citrix filed the action in response to and to resolve assertions first made by GraphOn, and disclosed to Citrix in January 1998, that the Company may have used GraphOn's confidential information to develop certain of the Company's products, possibly including products the Company sold to Citrix in February 1998. The Court dismissed the complaint, but Citrix has subsequently filed an appeal. The

                             INSIGNIA SOLUTIONS PLC

NOTE 11--NTRIGUE: (CONTINUED)
Company believes that any misappropriation or similar assertions by GraphOn are without merit or basis. Accordingly, the Company contests Citrix's indemnity claim.

    On October 4, 1999, the Company filed a suit against Citrix and GraphOn in the Superior Court of the State of California, County of Santa Clara, relating to the misappropriation assertions of GraphOn's and Citrix's refusal to release funds still remaining in escrow and breach of a Cooperation Agreement between the parties. Subsequent to the filing of the lawsuit, Citrix agreed to release $1.0 million from the escrow, leaving a balance of $5.1 million. GraphOn answered the complaint, and claimed it had not made any claims of misappropriation against the Company or Citrix. The case is pending.

    On March 15, 2000, GraphOn announced it had filed a suit against Citrix and the Company in the Superior Court of the State of California, County of Santa Clara, alleging trade secret misappropriation and breach of contract arising out of the same facts and circumstances set forth in the Company's action against GraphOn. The Company believes GraphOn's claims are without merit. The case is pending.

    The Company is included with certain other litigation matters in the ordinary course of business. In the opinion of management, the claims are without merit and no provision has been made.

NOTE 12--LINE OF CREDIT:

    On March 20, 2000, the Company entered into a binding agreement with a director whereby he would provide the Company a $5.0 million line of credit with a commitment fee of four points based upon the total amount of the line and drawdown/termination fee of two points for the first drawdown or termination. The interest rate on amounts drawn down was at prime plus 2% until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash at the repayment date. The Company drew down a total of $3.0 million of the line of credit during 2000. A total of 19,994 Ordinary Shares in ADS form were issued to the director as payment for drawdown fees under the line of credit arrangement. On November 27, 2000 the Company repaid this sum, along with all accrued interest and the termination fee due.

NOTE 13--SUBSEQUENT EVENTS (UNAUDITED):

    On February 12, 2001 the Company entered into agreements whereby the Company issued 940,000 Ordinary Shares in ADS form at a price of $5.00 to a total of 4 investors, including Wind River Systems, Inc., and a member of the Company's board of directors. The Company also issued warrants to purchase 470,000 ADSs to the investors, at an exercise price of the lower of the average quoted closing sale price of the Company's ADS's for the ten trading days ending on the day preceding the date of the warrant holder's intent to exercise less a 10% discount, and $6.00. The warrants expire on February 12, 2004, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, the Company may cancel the warrants upon sixty days prior written notice. The Company received
$4.7 million less offering expenses totaling $0.5 million. The Company also issued warrants to purchase 25,000 ADSs to the placement agent exercisable at a price of $5.00. These warrants expire on February 12, 2006. The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act.

                             INSIGNIA SOLUTIONS PLC
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE AT
                                                    BEGINNING                 DEDUCTIONS     BALANCE AT
                                                    OF PERIOD    ADDITIONS   (WRITE-OFFS)   END OF PERIOD
                                                    ----------   ---------   ------------   -------------
                                                                       (in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2000......................    $   58       $  --        $   (16)        $  42
Year ended December 31, 1999......................    $  459       $  63        $  (464)        $  58
Year ended December 31, 1998......................    $  344       $ 209        $   (94)        $ 459

Allowance for sales return reserve:
Year ended December 31, 2000......................    $   33       $  --        $   (33)        $  --
Year ended December 31, 1999......................    $  991       $  --        $  (958)        $  33
Year ended December 31, 1998......................    $2,474       $  --        $(1,483)        $ 991

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of Insignia Solutions plc:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Insignia Solutions plc and its subsidiaries (the "Company") at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP
---------------------------------

San Jose, California
January 20, 2001

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2001.

                                                       INSIGNIA SOLUTIONS PLC

                                                       By:            /s/ RICHARD M. NOLING
                                                            -----------------------------------------
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard M. Noling, as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Insignia Solutions plc, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                SIGNATURE                                 CAPACITY                       DATE
                ---------                                 --------                       ----
                                            President, Chief Executive Officer,
/s/ RICHARD M. NOLING                         and a Director (Principal
---------------------------------             Executive Officer, Principal        March 20, 2001
Richard M. Noling                             Financial Officer and Director)

/s/ LINDA C. POTTS
---------------------------------           Controller (Principal Accounting      March 20, 2001
Linda C. Potts                                Officer)

ADDITIONAL DIRECTORS:

/s/ ALBERT E. SISTO
---------------------------------           Director                              March 19, 2001
Albert E. Sisto

/s/ VINCENT S. PINO
---------------------------------           Director                              March 19, 2001
Vincent S. Pino

/s/ NICHOLAS, VISCOUNT BEARSTED
---------------------------------           Director                              March 19, 2001
Nicholas, Viscount Bearsted

/s/ DAVID G. FRODSHAM
---------------------------------           Director                              March 19, 2001
David G. Frodsham

/s/ JOHN C. FOGELIN
---------------------------------           Director                              March 19, 2001
John C. Fogelin

                               INDEX TO EXHIBITS

    The following exhibits are filed as part of this Report:

       EXHIBIT
       NUMBER                                  EXHIBIT TITLE
---------------------   ------------------------------------------------------------
         2.01           --Asset Purchase Agreement dated as of January 10, 1998, by and among Citrix Systems, Inc., Citrix Systems UK Limited
                          and Registrant. (4)**
         2.02           --Amendment No. 1 to Asset Purchase Agreement dated as of
                          February 5, 1998, by and among Citrix Systems, Inc.,
                          Citrix Systems UK Limited and Registrant. (4)**
         3.02           --Registrant's Articles of Association. (1)
         3.04           --Registrant's Memorandum of Association. (1)
         4.01           --Form of Specimen Certificate for Registrant's Ordinary
                          Shares. (1)
         4.02           --Deposit Agreement between Registrant and The Bank of New
                          York. (2)
         4.03           --Form of American Depositary Receipt (included in Exhibit
                          4.02). (2)
        10.01           --Registrant's 1986 Executive Share Option Scheme, as
                          amended, and related documents. (1)*
        10.02           --Registrant's 1988 U.S. Stock Option Plan, as amended, and related documents. (1)*
        10.03           --Registrant's 1995 Incentive Stock Option Plan for U.S.
                          Employees and related documents, as amended (incorporated
                          by reference to Exhibit 4.04 to Registrant's Registration
                          Statement on Form S-8 filed on December 13, 2000 (File No.
                          333-51760)).*
        10.05           --Insignia Solutions Inc. 401(k) Plan. (1)*
        10.06           --Registrant's Small Self-Administered Pension Plan
                          Definitive Deed and Rules. (1)*
        10.10           --Executive's Employment Agreement dated January 1, 1993
                          between Registrant and George Buchan. (1)*
        10.14           --Form of Indemnification Agreement entered into by
                          Registrant with each of its directors and executive
                          officers. (1)*
        10.16           --Lease between Registrant and The Standard Life Assurance
                          Company dated November 3, 1992 and related documents. (1)
        10.28           --Registrant's U.K. Employee Share Option Scheme 1996, as
                          amended (incorporated by reference to Exhibit 4.05 to
                          Registrant's Registration Statement on Form S-8 filed on
                          December 13, 2000 (File No. 333-51760)).*
        10.33           --Employment Agreement effective March 25, 1997 between
                          Registrant and Richard M. Noling. (3)*
        10.34           --Consulting Agreement effective April 1, 1997 between
                          Registrant and Nicholas, Viscount Bearsted. (3)*
        10.36           --Source Code License and Binary Distribution Agreement
                          dated as of September 29, 1997 between Registrant and
                          Silicon Graphics, Inc. (3)
        10.38           --Lease Agreement between Insignia Solutions, Inc. and
                          Lincoln-Whitehall Pacific, LLC, dated December 22, 1997
                          (incorporated by reference to the exhibit of the same
                          number from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
        10.42           --Registrant's 1995 Employee Share Purchase Plan, as amended
                          (incorporated by reference to Exhibit 4.06 to Registrant's
                          Registration Statement on Form S-8 filed on April 12, 2000
                          (File No. 333-34632)).*
        10.44           --Lease agreement between Registrant and Comland Industrial and Commercial Properties Limited dated August 12th, 1998
                          for the Apollo House premises and the Saturn House
                          premises (incorporated by reference to the exhibit of the
                          same number from Registrant's Annual Report on Form 10-K
                          for the year ended December 31, 1998).

       EXHIBIT
       NUMBER                                  EXHIBIT TITLE
---------------------   ------------------------------------------------------------
        10.46           --Technology License and Distribution Agreement between Sun
                          Microsystems, Inc. and Registrant, dated March 3, 1999
                          (incorporated by reference to the exhibit of the same
                          number from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
        10.50           --License, Distribution, and Asset Purchase Agreement
                          between Registrant and FWB Software, LLC dated October 6,
                          1999 (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for
                          the year ended December 31, 1999).
        10.51           --Registration Rights Agreement dated as of October 20,
                          1999, by and between Registrant and Quantum Corporation
                          (incorporated by reference to Exhibit 4.14 to Registrant's
                          Registration Statement on Form S-3 filed on February 13,
                          2001 (File No. 333-55498)).
        10.52           --Securities Purchase Agreement dated as of December 9,
                          1999, between Registrant and Castle Creek Technology
                          Partners LLC (incorporated by reference to Exhibit 10.50
                          to Registrant's Current Report on Form 8-K filed on
                          December 15, 1999).
        10.53           --Securities Purchase Agreement dated as of December 9,
                          1999, between Registrant and the Purchasers named therein
                          (incorporated by reference to Exhibit 10.51 to
                          Registrant's Current Report on Form 8-K filed on December
                          15, 1999).
        10.54           --Registration Rights Agreement dated as of December 9,
                          1999, between Registrant and Castle Creek Technology
                          Partners LLC (incorporated by reference to Exhibit 4.05 to
                          Registrant's Current Report on Form 8-K filed on December
                          15, 1999).
        10.55           --Registration Rights Agreement dated as of December 9,
                          1999, between Registrant and the Purchasers named therein
                          (incorporated by reference to Exhibit 4.08 to Registrant's
                          Current Report on Form 8-K filed on December 15, 1999).
        10.56           --ADSs Purchase Warrant issued to Castle Creek Technology
                          Partners LLC dated December 9, 1999 (incorporated by
                          reference to Exhibit 4.06 to Registrant's Current Report
                          on Form 8-K filed on December 15, 1999).
        10.57           --ADSs Purchase Reset Warrant issued to Castle Creek
                          Technology Partners LLC dated December 9, 1999
                          (incorporated by reference to Exhibit 4.07 to Registrant's
                          Current Report on Form 8-K filed on December 15, 1999).
        10.58           --Form of ADSs Purchase Warrant issued December 9, 1999
                          (incorporated by reference to Exhibit 4.09 to Registrant's
                          Current Report on Form 8-K filed on December 15, 1999).
        10.59           --Form of ADSs Purchase Reset Warrant issued December 9,
                          1999 (incorporated by reference to Exhibit 4.10 to
                          Registrant's Current Report on Form 8-K filed on December
                          15, 1999).
        10.60           --Line of Credit Loan Agreement and Promissory Note dated as of March 20, 2000 by and between Registrant and Vincent S.
                          Pino, Rosemary G. Pino, Michael V. Pino and Tiffany R.
                          Pino (incorporated by reference to Exhibit 4.15 to
                          Registrant's Registration Statement on Form S-3 filed on
                          February 13, 2001 (File No. 333-55498)).
        10.61           --Form of Subscription Agreement for the Purchase of units dated November 24, 2000 (incorporated by reference to
                          Exhibit 10.52 to Registrant's Current Report on Form 8-K
                          filed on November 29, 2000).
        10.62           --Warrant Agreement, dated as of November 24, 2000, between
                          Registrant and Jefferies & Company, Inc. (incorporated by
                          reference to Exhibit 10.53 to Registrant's Current Report
                          on Form 8-K filed on November 29, 2000).
        10.63           --Form of ADSs Purchase Warrant issued November 24, 2000
                          (incorporated by reference to Exhibit 4.11 to Registrant's
                          Current Report on Form 8-K filed on November 29, 2000).

       EXHIBIT
       NUMBER                                  EXHIBIT TITLE
---------------------   ------------------------------------------------------------
        10.64           --ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated November 24, 2000 (incorporated by reference to
                          Exhibit 4.12 to Registrant's Current Report on Form 8-K
                          filed on November 29, 2000).
        10.65           --OEM Agreement between Wind River Systems, Inc. and
                          Insignia Solutions, Inc., dated December 22, 2000, as
                          amended.**
        10.66           --Form of Subscription Agreement for the Purchase of units dated February 12, 2001 (incorporated by reference to
                          Exhibit 10.54 to Registrant's Current Report on Form 8-K
                          filed on February 15, 2001).
        10.67           --Warrant Agreement, dated as of February 12, 2001, between
                          Registrant and Jefferies & Company, Inc. (incorporated by
                          reference to Exhibit 10.55 to Registrant's Current Report
                          on Form 8-K filed on February 15, 2001).
        10.68           --Form of ADSs Purchase Warrant issued February 12, 2001
                          (incorporated by reference to Exhibit 4.13 to Registrant's
                          Current Report on Form 8-K filed on February 15, 2001).
        10.69           --ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated February 12, 2001 (incorporated by reference to
                          Exhibit 4.14 to Registrant's Current Report on Form 8-K
                          filed on February 15, 2001).
        21.01           --List of Registrant's subsidiaries. (2)
        23.01           --Consent of PricewaterhouseCoopers LLP, Independent
                          Accountants.
        24.01           --Power of Attorney (included on signature page).

------------------------

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

(4) Incorporated by reference to the exhibit of the same number from Registrant's Current Report on Form 8-K dated February 5, 1998.