Form 10-Q
period 2001-03-31
INSIGNIA SOLUTIONS PLC
filed 2001-05-15
CIK 1002390

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or,

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

From the transition period from                  to

Commission file number 0-27012

Insignia Solutions plc
(Exact name of Registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization)	Not applicable (I.R.S. employer identification number)

41300 Christy Street Fremont California 94538 United States of America (510) 360-3700	The Mercury Centre, Wycombe Lane Wooburn Green High Wycombe, Bucks HP10 0HH United Kingdom (44) 1628-539500

(Address and telephone number of principal executive offices and principal places of business)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

As of May 11, 2001, there were 19,472,401 Ordinary shares of £0.20 each nominal value, outstanding.

INSIGNIA SOLUTIONS PLC

PART 1 - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

INSIGNIA SOLUTIONS PLC
CONDENSED CONSOLIDATED BALANCE SHEET
(amounts in thousands, unaudited)

	March 31,	December 31,
ASSETS	2001	2000
Current assets:
Cash and cash equivalents	$12,044	$12,051
Cash and cash equivalents held in escrow	4,986	-
Accounts receivable, net of allowances of $261 and $42, respectively	3,319	3,385
Prepaid and other current assets	1,203	1,088
Total current assets	21,552	16,524

Property and equipment, net	515	512
Cash and cash equivalents held in escrow	-	5,050
Restricted cash	250	250
Other noncurrent assets	100	-
	$22,417	$22,336

LIABILITIES, MANDATORY REDEEMABLE AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$560	$1,096
Accrued liabilities	1,453	1,833
Accrued royalties	973	770
Income taxes payable	401	550
Deferred revenue	862	898
Total current liabilities	4,249	5,147

Contingencies (Note 6)

Mandatorily redeemable warrants	1,440	1,440

Shareholders’ equity:
Ordinary shares	6,166	5,876
Additional paid-in capital	58,226	54,117
Accumulated deficit	(47,203)	(43,783)
Other accumulated comprehensive loss	(461)	(461)
Total shareholders’ equity	16,728	15,749

	$22,417	$22,336

See accompanying notes

INSIGNIA SOLUTIONS PLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(amounts in thousands, except per share amounts, unaudited)

	Three months ended March 31,
	2001	2000
Net revenues:
License	$1,081	$1,243
Service	615	268
Total net revenues	1,696	1,511
Cost of net revenues:
License	611	570
Service	184	191

Total cost of net revenues	795	761

Gross margin	901	750

Operating expenses:
Sales and marketing	1,731	1,292
Research and development	1,594	1,454
General and administrative	1,251	945

Total operating expenses	4,576	3,691

Operating loss	(3,675)	(2,941)

Interest income (expense), net	224	(220)
Other income, net	31	8

Loss before income taxes	(3,420)	(3,153)

Provision for income taxes	-	5
Net loss	$(3,420)	$(3,158)
Net loss per share:
Basic	$(0.18)	$(0.22)
Diluted	$(0.18)	$(0.22)

Weighted average equivalent shares:
Basic	18,654	14,089
Diluted	18,654	14,089

See accompanying notes

INSIGNIA SOLUTIONS PLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (amounts in thousands, unaudited)

	Three months ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(3,420)	$(3,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	89	117
Other	3	(50)
Net changes in assets and liabilities:
Accounts receivable, net	66	(1,813)
Prepaid and other current assets	(115)	(83)
Other noncurrent assets	(100)	-
Accounts payable	(536)	113
Accrued liabilities	(380)	185
Accrued royalties	203	103
Deferred revenue	(36)	438
Income taxes	(149)	(4)
Convertible debt	-	21
Net cash used in operating activities	(4,375)	(4,131)
Cash flows from investing activities:
Purchases of property and equipment	(95)	(55)
Product line sale proceeds held in escrow	(77)	70
Product line sale proceeds released from escrow	141	1,000
Net cash provided (used) by investing activities	(31)	1,015
Cash flows from financing activities:
Proceeds from exercise of stock options	125	-
Proceeds from issuance of shares, net	4,274	414
Net cash provided by financing activities	4,399	414
Net decrease in cash and cash equivalents	(7)	(2,702)
Cash and cash equivalents at beginning of the period	12,051	4,677
Cash and cash equivalents at end of the period	$12,044	$1,975

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

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on December 31, 2001.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000, included in Insignia Solutions plc’s (“Insignia”) 2000 Annual Report and Form 10-K.

Note 2.  Income taxes

Insignia accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Insignia’s financial statements or tax returns.  In estimating future tax consequences, Insignia generally considers all expected future events other than enactments of changes in the tax law or rates.

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

Statement regarding computation of loss per share  (in thousands except per share data,unaudited):

	Three months ended March 31,
	2001	2000
Net loss	$(3,420)	$(3,158)

Calculation of basic loss per share:
Weighted average number of ordinary sharesoutstanding used in computation	18,654	14,089

Basic loss per share	$(0.18)	$(0.22)

Calculation of diluted loss per share:
Weighted average number of ordinary shares outstanding used in computation	18,654	14,089
Net effect of dilutive stock options outstanding	-	-
	18,654	14,089

Diluted loss per share	$(0.18)	$(0.22)

Note 4.  Comprehensive income (loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”), requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements.  FAS 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

Total comprehensive loss was not different from the net loss reported for the three months ended March 31, 2001.

Note 5.  New accounting pronouncements

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  This statement became effective for all fiscal quarters of fiscal years beginning after June 15, 1999.  In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments – Deferral of the Effect Date of SFAS Statement No. 133” (“SFAS 137”).  SFAS 137 deferred the effective date of SFAS 133 until June 15, 2000.  Insignia adopted SFAS 133 in 2001.  The adoption of SFAS 133 did not affect the results of operations.

Note 6.  Contingencies

On October 4, 1999, Insignia filed suit against Citrix Systems Inc. ("Citrix") and GraphOn Corporation ("GraphOn") in the Superior Court of the State of California, County of Santa Clara, relating to the misappropriation assertions of GraphOn and Citrix’s refusal to release funds still remaining in escrow and breach of a Cooperation Agreement between Insignia and Citrix.  On March 15, 2000, GraphOn filed a suit against Citrix and Insignia in the Superior Court of the State of California, County of Santa Clara, alleging trade secret misappropriation and breach of contract arising out of the same facts and circumstances set forth in Insignia's action against GraphOn.  The two cases were consolidated.

This case was settled out of court on April 5, 2001.  The settlement did not involve any payment on the GraphOn claims against Insignia and the balance of an escrow account, $4.9 million, was released to Insignia on April 20, 2001.

Note 7.  Segment information

Statement of Financial Accounting Standards 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), provides for segment reporting based upon the “management” approach.  The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of Insignia’s reportable segments.  SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

Insignia operates in a single industry segment providing virtual machine technology which enables software applications and operating systems to be run on various computer platforms.  In the first quarter of 2001, General Instrument Corporation dba The Broadband Communications Sector of Motorola, Inc. (“Motorola”), Grape Systems, Inc. (“Grape”), and Echelon Corporation (“Echelon”) accounted for 29%, 12% and 11% of total revenues, respectively.  In the first quarter of 2000, Index Systems Inc., a subsidiary of Gemstar International Group Limited (“Gemstar”), Compaq Computer Corporation (“Compaq”), and Quantum Corporation (“Quantum”) accounted for 53%, 15% and 13% of total revenues, respectively.  No other customer accounted for 10% or more of Insignia's total revenues during the first quarter of 2001 and 2000.

Geographic information

Financial information by geographical region is summarized below (in thousands):

	Three months ended March 31,
	2001	2000
Revenues from unaffiliated customers:
United States	$1,493	$1,511
International	203	-
Consolidated	$1,696	$1,511
Intercompany revenues:
United States	$162	$-
International	701	513
Consolidated	$863	$513
Operating loss:
United States	$(1,908)	$(888)
International	(1,767)	(2,053)
Consolidated	$(3,675)	$(2,941)
Identifiable assets:
United States	$8,163	$3,633
International	41,017	22,964
Intercompany items and eliminations	(26,763)	(15,114)
Consolidated	$22,417	$11,483
Long-lived assets:
United States	$473	$422
International	27,155	20,957
Intercompany items and eliminations	(26,763)	(15,114)
Consolidated	$865	$6,265

All of the international revenues and substantially all of the international identifiable assets relate to Insignia's operations in the United Kingdom.  Intercompany sales are accounted for at prices intended to approximate those that would be charged to unaffiliated customers.

Financial information by line of product is summarized below (in thousands):

	Three months ended March 31,
	2001	2000

Jeode	$1,696	$1,473
SoftWindows	-	38
Total	$1,696	$1,511

Revenues from United States operations included export sales of $231,000 and $103,000 for the three months ending March 31, 2001 and 2000, respectively.

Revenue by geographic area for the quarter ended March 31, 2001 is as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total

OEM	$1,049	$5	$191	$1,245
Distributor	214	225	-	439
End User	-	-	12	12
Total	$1,263	$230	$203	$1,696
Percentage of total revenue	74%	14%	12%	100%

Revenue by geographic area for the quarter ended March 31, 2000 is as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total

OEM	$1,363	$-	$-	$1,363
Distributor	7	43	-	50
End User	38	60	-	98
Total	$1,408	$103	$-	$1,511
Percentage of total revenue	93%	7%	-%	100%

There were no European countries that accounted for more than 10% of total revenue.

Note 8.  Private placement and warrants

In December 1999, Insignia entered into agreements whereby Insignia issued 1,063,515 Ordinary Shares in ADS form at a price of $4.23 per share to Castle Creek Technology Partners LLC and four other investors of whom one is a member of Insignia’s board of directors.  Insignia also issued warrants to the purchasers to purchase a total of 319,054 ADSs at the price of $5.29 per share.  The warrants expire on December 9, 2004.  Insignia received $4.5 million less offering expenses totaling $0.4 million.  The securities were issued by the Company in reliance upon the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act to five accredited investors in a transaction not involving any public offering.

During 2000, Insignia issued a total of 19,994 Ordinary Shares in ADS form at various prices, ranging from $6.281 to $16.50 to a director of Insignia, as payment for drawdown fees under a Line of Credit arrangement entered into in March 2000.  The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.

On November 24, 2000 Insignia entered into agreements whereby Insignia issued 3,600,000 Ordinary Shares in ADS form at a price of $5.00 to a total of 23 investors, including Sun Microsystems, BSquare, and a member of Insignia’s board of directors.  Insignia also issued warrants to purchase 1,800,000 ADSs to the investors at an exercise price of the lower of the average quoted closing sale price of Insignia’s ADS’s for the ten trading days ending on the day preceding the date of the warrant holder’s intent to exercise less a 10% discount, and $6.00.  The warrants expire on November 24, 2003, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, Insignia may cancel the warrants upon sixty days prior written notice.  Insignia received $18.0 million less offering expenses totaling $2.0 million.  Insignia also issued warrants to purchase 225,000 ADSs to the placement agent exercisable at a price of $5.00.  These warrants expire on November 24, 2005.  The securities were issued by the Company in reliance upon the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act to 23 accredited investors in a transaction not involving any public offering.

On December 31, 2000 Insignia issued a total of 251,333 Ordinary Shares in ADS form to Quantum Peripherals (Europe) SA, at a per share price of $4.23 per share under the terms of a convertible promissory note entered into on October 20, 1999.  The securities were issued in reliance upon the exemption from registration provided under Section 4 (2) of the Securities Act based on the fact that the shares were sold by the issuer in a sale not involving a public offering.

On February 12, 2001 Insignia entered into agreements whereby Insignia issued 940,000 Ordinary Shares in ADS form at a price of $5.00 to a total of 4 investors, including Wind River Systems, Inc., and a member of Insignia’s board of directors.  Insignia also issued warrants to purchase 470,000 ADSs to the investors, at an exercise price of the lower of the average quoted closing sale price of Insignia’s ADS’s for the ten trading days ending on the day preceding the date of the warrant holder’s intent to exercise less a  10%  discount, and $6.00.  The warrants expire on February 12, 2004, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, Insignia may cancel the warrants upon sixty days prior written notice.  Insignia received $4.7 million less offering expenses totaling $0.5 million.  Insignia also issued warrants to purchase 25,000 ADSs to the placement agent exercisable at a price of $5.00.  These warrants expire on February 12, 2006.  The securities were issued by the Company in reliance upon the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act to four accredited investors in a transaction not involving any public offering.

Dilution Adjustments

In December 1999, Insignia issued 1,063,515 Ordinary Shares in ADS form at a price of $4.23 per share through a private placement.  Insignia received $4.5 million less offering expenses totaling $0.4 million.  Along with ADSs, Insignia also issued to the investors warrants that entitle them to purchase a total of 319,054 ADSs at an exercise price of $5.29 per ADS.  As described below, the exercise price and the number of ADSs issuable under the warrants are subject to various adjustments.  In addition, Insignia may issue additional warrants that entitle the investors to purchase ADSs at the nominal value on designated adjustment dates in the future.

Under the December 1999 private placement, the investors received warrants to purchase three ADSs for every 10 ADSs they purchased.  The exercise price of the warrants was set at 125% of the original per ADS purchase price, or $5.29.  However, the warrants contain anti-dilution provisions which decrease this exercise price and increase the number of ADSs purchasable if Insignia sells or is deemed to sell any shares at below market price during the term of the warrants, which ends on December 9, 2004.  The private placement that closed on November 24, 2000 was a sale which triggered the anti-dilution provisions in the warrants, and, as a consequence, the exercise price of the warrants has been decreased from $5.29 to $4.77 per ADS, and the number of ADSs purchasable has increased to 353,834.  The private placement on February 12, 2001 also triggered the anti-dilution provisions of the issuance of December 9, 1999.  However, the effect of such dilution was less than 1% of the exercise price and consequently such adjustment is deferred until such time as the accumulation of this adjustment and future adjustments exceed at least 1% of the exercise price.

As part of their warrant agreements, the investors may be entitled to cash payments upon the occurrence of certain Major Transactions, as defined in the warrant agreements, including change of control provisions.  Cash payments are determined in a methodology described in the agreement.  Such methodology is impacted by market price.  A major transaction is defined as a merger, reorganization, or sale of all or substantially all of the assets of Insignia in which the stockholders of Insignia immediately prior to the transaction possess less than 50% of the voting power of the surviving entity (or its parent) immediately after the transaction.

Under the December 1999 private placement, the investors were entitled to additional warrants to purchase ADS’s at £0.20 nominal value per share if the average of the closing bid price of the ADS’s over the ten days before an adjustment date was less than $4.23.  The adjustment dates commenced on March 10, 2000 and occurred on the 10th of each month through March 10, 2001, inclusive.  The rights for an adjustment date to occur would terminate upon release of at least $4.75 million of the funds held in escrow by Citrix on December 9, 1999.  However, not enough of the funds held were released to trigger this termination.  As calculated the average bid price of Insignia’s ADS’s on all the adjustment dates exceeded $4.23 per share and consequently no adjustment occurred.  The adjustment rights have now expired.

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

Amounts classified as warrants will remain outside  of  shareholders’ equity  for  the  life of   the warrant or until they are exercised,  whichever  occurs  first.  This  classification  reflects  certain potential  cash payments  that  may occur, should  Insignia  complete  a  major  transaction,  such  as  a takeover,  during  the  life of  the  warrants.  If a major transaction had occurred as of March 31, 2001, the maximum cash payout would have been $622,155 based on the estimated Black & Sholes value of the warrant.

Limitations in the transaction agreements preclude these investors in question from achieving certain levels of beneficial ownership.  The securities purchase agreement, the warrants and the additional warrants contain the restriction that Insignia may not issue and a selling investor may not purchase, and the warrants and additional warrants may not be exercised for any ADSs if doing so would cause such investor to beneficially own more than 9.9% of the total ordinary shares in issue as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934.  Under the additional warrants, if such investors are prohibited from exercising the additional warrant as a result of the 9.9% restriciton, the selling investor may, at its option and in addition to its other rights under the securities purchase agreement and the warrant, retain the warrant or demand payment, in cash, from Insignia in an amount  calculated  by  the  Black-Scholes  formula multiplied  by the number of ADSs  for  which  the additional warrant was exercisable, without regard to any limits on exercise.  The restrictions on the levels of beneficial ownership in these  documents do not, however, restrict  those investors  from  exercising  the  warrants or additional warrants up to those limitations, selling ADSs to decrease their level of beneficial ownership, and exercising the warrants to receive additional ADSs.  This could result in additional dilution to the holders of Insignia’s ADSs and a potential decrease in the price of the ADSs.

Note 9.  Convertible promissory note

On October 20, 1999, Insignia signed a convertible promissory note in favor of Quantum Corporation (“Quantum”) for $1.0 million.  The note was convertible at Quantum’s option to Insignia’s shares any time during the lifetime of the note.  The initial conversion price was $4.28 per share with adjustment clauses for stock splits, reverse stock splits and certain offerings.  As a result of the private placements in December 1999 (see note 8) this conversion price was adjusted to $4.23 per share on December 9, 1999.  All unpaid principal and unpaid interest, accrued at 8% per annum, compounded quarterly, was converted to Ordinary Shares on December 31, 2000.

Note 10.  Line of credit

On March 20, 2000, Insignia entered into an agreement with a director whereby he would provide Insignia a $5.0 million line of credit with a commitment fee of four points based upon the total amount of the line and drawdown/termination fee of two points for drawdown or termination.  The interest rate on amounts drawn down was at prime plus 2% until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash at the repayment date.  Insignia drew down a total of $3.0 million of the line of credit during 2000.  A total of 19,994 Ordinary Shares in ADS form were issued to the  director  as  payment for drawdown fees under the line of credit arrangement.  On November 27, 2000 Insignia repaid this sum, along with all accrued interest and the termination fee due.

Note 11.  Related party transaction

During the three months ended March 31, 2001 and the twelve months ended December 31, 2000, Insignia recognized revenue of $25,000 and $310,000, respectively, from Phoenix Technologies Ltd.  The CEO of Phoenix Technologies Ltd. was also a director on Insignia’s Board of Directors from March 1997 until March 2001.

During the three months ended March 31, 2001 and the three months ended December 31, 2000, Insignia recognized revenue of $119,000 and $2.4 million, respectively, from Wind River Systems, Inc. ("Wind River").  Wind River participated in a private placement of equity in Insignia in February 2001 on the same terms as the other three unrelated investors in the private placement.  Wind River paid the aggregate purchase price of $2 million for 400,000 ordinary shares represented by ADRs and warrants to purchase 200,000 ordinary shares represented by ADRs.  In addition, a Vice President of Wind River, John C. Fogelin, was appointed to Insignia's board of directors in January 2001.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Insignia’s Form 10-K for the year ended December 31, 2000 (the “Form 10-K”).

Future operating results

This Form 10-Q contains forward looking statements.  These forward looking statements concern matters which include, but are not limited to, the revenue model and market for the Jeode product line, the features, benefits and advantages of the Jeode platform, international sales, gross margins, the availability of licenses to third-party proprietary rights, business and sales strategies, matters relating to proprietary rights, competition, exchange rate fluctuations and Insignia’s liquidity and capital needs and other statements regarding matters that are not historical are forward-looking statements.  These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements.  In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the demand for the Jeode platform; the performance and functionality of Jeode; Insignia’s ability to deliver products on time, and market acceptance of new products or upgrades of existing products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; product life cycles; quality control of products sold; competitive conditions in the industry; economic conditions generally or in various geographic areas; and the risks listed from time to time in the reports that Insignia files with the U.S. Securities and Exchange Commission.  There can be no assurance that Insignia will experience growth in revenues and net income in any particular period when compared to prior periods.  Any quarterly or annual shortfall in net revenues and/or net income from the levels expected by securities analysts and shareholders would result in a substantial decline in the trading price of Insignia’s shares.

Insignia continues to face significant risks associated with the successful execution of its new product strategy.  These risks include, but are not limited to continued technology and product development, introduction and market acceptance of new products, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace and retention of key personnel.  Due to the generally long sales cycles associated with the Jeode platform, including a licensing process which usually takes as long as 6 to 9 months to complete, Insignia does not currently have accurate visibility of future order rates and demand for its products generally.  There can be no assurance that Jeode platform products will achieve market acceptance.

Insignia has experienced operating losses in each quarter since the second quarter of 1996.  To achieve profitability, Insignia will have to increase its revenue.  Insignia’s ability to increase revenues depends upon the success of its Jeode product line.  Jeode has been available only since March 1999 and it may not achieve market acceptance.  If Insignia is unable to generate revenues from Jeode in the form of development license fees, maintenance and support fees, commercial use royalties and customer-funded engineering services, Insignia’s current revenue will be insufficient to sustain its business.

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three month periods ended March 31, 2001 and 2000.

	Three months ended March 31,
	2001	2000
Net revenues:
License	63.7%	82.3%
Service	36.3%	17.7%

Total net revenues	100.0%	100.0%

Cost of net revenues:
License	36.0%	37.7%
Service	10.9%	12.7%

Total cost of net revenues	46.9%	50.4%

Gross margin	53.1%	49.6%

Operating expenses:
Sales and marketing	102.1%	85.5%
Research and development	94.0%	96.2%
General and administrative	73.7%	62.5%

Total operating expenses	269.8%	244.2%

Operating loss	(216.7%)	(194.6%)

Interest income, net	13.2%	(14.6%)
Other income (expense), net	1.8%	0.5%
Loss before income taxes	(201.7%)	(208.7%)

Provision for income taxes	0%	0.3%
Net loss	(201.7%)	(209.0%)

Overview

Insignia, which commenced operations in 1986, develops, markets and supports software technologies that speed the adoption of Java-based individualized computing in Internet appliances and embedded devices.

In January 1998, Insignia announced its intention to launch a new product line called the Jeode™ platform, based on Insignia’s Embedded Virtual Machine (“EVM”™) technology.  This followed a strategic review in late 1997 of Insignia’s business.  Insignia also explored new markets that would take advantage of Insignia’s 15 years of emulation software development experience.  The Jeode platform is Insignia’s implementation of Sun Microsystems, Inc.’s (“Sun”) Java® technology tailored for Internet appliances and embedded devices.  It utilizes patent-pending intellectual property to provide these resource-constrained devices with high performance, fully-compatible Java applet and application support.   The product became available for sale in March 1999.  The Jeode platform is now the principal product line of Insignia and will be for the foreseeable future.  The Jeode product line revenue model is based on original equipment manufacturer’s (“OEMs”) and channel partners’ customer transactions.

Insignia’s principal product line in past years was SoftWindows™.  This product enabled Microsoft Windows (“Windows”®) applications to be run on most Apple Computer Inc. (“Apple”®) Macintosh computers and many UNIX workstations.  Revenues from this product line grew until 1995, but declined significantly after that date, along with margins.  This was due to a declining demand for Apple Macintosh products and increased competition.  Insignia also shipped RealPC, a low cost software product that allowed consumers to play games and other applications designed for Intel-based PCs on their Power Macintosh computers.  In early 1999 Management took steps to discontinue these product lines, and on October 18, 1999, Insignia signed an exclusive licensing arrangement with FWB Software, LLC (“FWB”).  This arrangement allowed Insignia to focus exclusively on its Jeode platform business strategy.

Revenues

	Three months ended March 31,
	2001	2000
	(in thousands)

License revenue	$1,081	$1,243
Service revenue	615	268
Total net revenue	$1,696	$1,511

The Jeode product line was the primary business of Insignia for the first quarter of 2001 and 2000.

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

In the first quarter of 2001, total revenues increased by 12% compared to total revenues for the first quarter of 2000.  The increase is primarily due to increased sevice revenues relating to the Jeode platform product line.  The Jeode platform is now the principal product of Insignia accounting for 100% of the first quarter total revenue.  The Jeode platform accounted for 97% of total revenue for the three months ended March 31, 2000.  Insignia expects to see continued acceleration in the adoption of the Jeode platform.  However, due to revenue recognition factors, not all this growth will necessarily translate into revenue at the time of sale.

License revenue and service revenue accounted for 64% and 36%, respectively, of total revenues in the first quarter of 2001.  In the first quarter of 2000, license revenue and service revenue accounted for 82% and 18%, respectively.

License revenue decreased 13% in the first quarter of 2001 compared to license revenues in the first quarter of 2000.  Jeode license revenues for the three months ended March 31, 2001 and the three months ended March 31, 2000 accounted for 100% of total license revenues.

Service revenue in the first quarter of 2001 was 130% higher than service revenue in the first quarter of 2000.  The increase is primarily due to increased Jeode engineering and Jeode support contracts.  Jeode service revenues for the three months ended March 31, 2001 accounted for 100% of total service revenues.  Jeode service revenues for the three months ended March 31, 2000 accounted for 85% of total service revenues.  SoftWindows service revenues for the three months ended March 31, 2001 accounted for 0% of total service revenues, respectively.  SoftWindows service revenues accounted for 15% of the service revenue for the three months ended March 31, 2000.

Revenue from Insignia’s SoftWindows products accounted for 0% of total revenue in the three months ended March 31, 2001 and 3% of total revenues in the three months ended March 31, 2000.  The decline is a result of discontinuing the SoftWindows product line and launching the Jeode platform product line.

Sales to distributors and OEM’s representing more than 10% of total revenue in each period accounted for the following percentages of total revenues.

	Three months ended March 31,
	2001	2000
OEM’s:
Motorola	29%	-
Echelon	11%	-
Quantum	*	13%
Compaq	*	15%
Gemstar	*	53%
All OEM’s	73%	90%

Distributors:
Grape	12%	-
All Distributors:	26%	3%

* Less than 10%

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 26% of total revenues in the three months ended March 31, 2001 and 7% of total revenues in the three months ended March 31, 2000.  Insignia markets Jeode to Internet appliance and embedded device manufacturers in the United States, Europe and Japan.

Cost of revenues and gross margin

	Three months ended March 31,
	2001	2000
	(in thousands, except percentages)

Cost of license revenue	$611	$570
Gross margin: license revenue	43%	54%

Cost of service revenue	184	191
Gross margin: service revenue	70%	29%

Total cost of revenues	$795	$761
Gross margins: total revenues	53%	50%

Cost of license revenue is mainly comprised of royalties to third parties, along with the costs of documentation, duplication and packaging.  Cost of service revenue includes costs associated with customer-funded engineering activities and end-user support under maintenance contracts.

Insignia believes that the significant factors affecting the Jeode platform gross margin include pricing of the development license, pricing of the unit usage and royalties to third parties such as Sun Microsystems, Inc. (“Sun”).  In early 1999, Insignia signed a five-year agreement with Sun under which Sun established Insignia as an authorized Virtual Machine Provider.  Under this agreement, Insignia will pay Sun a per unit royalty on each Jeode platform-enabled Internet appliance or embedded device shipped by Insignia’s customers, plus a royalty on all development licenses put in place between Insignia and its customers.  License revenue gross margins in the quarter ended March 31, 2001 were 43%, compared to 54% for the same period in 2000 due to a large deal with lower gross margin.

Gross margin for service revenue is impacted by the level of and pricing terms of customer funded engineering activities, which can vary from customer to customer, from contract to contract and the level of maintenance contracts sold.  Service gross margins in the first quarter of 2001 were 70% compared to 29% in the same period of 2000.  The increase is due to Jeode customer-funded engineering activities and maintenance agreements with favorable margins.  In the first quarter of 2000, the continued support of existing SoftWindows contracts with no renewal revenue resulted in Insignia achieving lower service revenue gross margins.

Operating expenses

	Three months ended March 31,
	2001	2000
	(in thousands, except percentages)

Sales and marketing	$1,731	$1,292
Percentage of total revenues	102%	86%

Research and development	$1,594	$1,454
Percentage of total revenues	94%	96%

General and administrative	$1,251	$945
Percentage of total revenues	74%	63%

Sales and marketing expenses consist primarily of personnel and related overhead costs, salesperson commissions, advertising and promotional expenses, and trade shows. Sales and marketing expenses increased by 34% in the quarter ended March 31, 2001 from the quarter ended March 31, 2000.  The increase is primarily due to increased personnel costs and new hires.  Insignia anticipates a moderate increase in sales and marketing expenses in the next few quarters as Insignia continues to increase its marketing and sales organization for its Jeode product line.  Insignia has established a direct sales force in the United States, Europe and Japan. Insignia has also developed relationships with strategic partners to leverage the Jeode technology.

Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation.  Research and development expenses rose by 10% in the three months ended March 31, 2001 over the same period in 2000 due to increased personnel costs.  Research and development expenses are expected to increase moderately over the next several quarters.  In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 2001 and 2000, no development expenditures were capitalized, as there were no amounts that qualified for capitalization.

General and administrative expenses consist primarily of personnel and related overhead costs for finance, legal, information systems, human resources and general management. General and administrative expenses increased by 32% in the three months ended March 31, 2001 over the same period in 2000.  The increase is primarily due to increased general reserves for bad debt and recruiting fees for replacement hires.  General and administrative expenses are expected to increase moderately over the next several quarters.

Interest income (expense), net

	Three months ended March 31,
	2001	2000
	(in thousands, except percentages)

Interest income (expense), net	$224	$(220)
Percentage of total revenues	13%	(15%)

Interest income (expense), net increased from expense of $220,000 in the three months ended March 31, 2000 to income of $224,000 in the three months ended March 31, 2001.  The increase was primarily due to the reduction of debt in the fourth quarter of 2000 and additional financing in the fourth quarter of 2000 and the first quarter of 2001 resulting in increased interest income earned on Insignia’s cash and cash equivalents.

Other income, net

	Three months ended March 31,
	2001	2000
	(in thousands, except percentages)

Other income, net	$31	$8
Percentage of total revenues	2%	1%

In the three months ended March 31, 2001, Insignia realized a foreign exchange gain of $30,000 compared to a gain of $10,000 in the three months ended March 31, 2000.

Approximately 98% of Insignia’s total revenues and over 48% of its operating expenses are denominated in United States dollars.  Most of the remaining revenues and expenses of Insignia are British pound sterling denominated and consequently Insignia is exposed to fluctuations in British pound sterling exchange rates.  To hedge against this currency exposure, Insignia has, in prior years, entered into foreign currency options and forward exchange contracts for periods and amounts consistent with the amounts and timing of its anticipated British pound sterling denominated operating cash flow requirements.

Insignia has, at times, an investment portfolio of fixed income securities that are classified as “available-for-sale-securities.”  These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  Insignia attempts to limit this exposure by investing primarily in short-term securities.

Provision for income taxes

	Three months ended March 31,
	2001	2000
	(in thousands)

Provision for income taxes	$-	$5
Effective income tax rate	-	-

Insignia’s provision for income taxes for the three months ended March 31, 2000 primarily represents certain U.S. taxes.  Insignia has recorded a full valuation allowance against all deferred tax assets, primarily comprising net operating losses, on the basis that significant uncertainty exists with respect to their realization.

Liquidity and capital resources

	March 31,
	2001	2000
	(in thousands)

Cash, cash equivalents and restricted cash	$12,294	$2,345
Cash and cash equivalents held in escrow	$4,986	$5,130
Working capital (deficit)	$17,303	$(2,883)
Net cash used in operating activities	$(4,378)	$(4,131)

Insignia has transitioned its product focus from compatibility products to its Jeode product line based on Insignia’s EVM technology.  This change in product focus has resulted in a redirection of available resources from Insignia’s historical revenue base towards the development and marketing efforts associated with the Jeode platform, which was released for general availability in March 1999.  Cash used in operating activities in the first quarter of 2001 totaled $4.4 million compared to $4.1 million for the same period in 2000.

Insignia’s cash, cash equivalents, restricted cash, and funds held in escrow, were $17.3 million at March 31, 2001, an increase of $9.8 million from $7.5 million at March 31, 2000.  Working capital increased to $17.3 million at March 31, 2001, from $(2.9) million at March 31, 2000.  The principal source of working capital came from a private placement funding and receivable collections.

Insignia believes the existing cash balances will be sufficient to meet Insignia’s expected liquidity and capital needs through March of 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

From time to time, Insignia enters into derivative financial instruments such as currency option contracts to hedge certain anticipated, but not yet committed, transactions expected to be denominated in foreign currencies.  Insignia does not use derivative financial instruments for trading or speculative purposes.  Insignia’s downside risk with respect to currency option contracts (British pound sterling) is limited to the premium paid for the right to exercise the option.  Insignia did not enter into any currency option hedge contracts in the first quarter of 2001 or the first quarter of 2000 and had no option hedge contracts outstanding as of March 31, 2001 or March 31, 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On October 4, 1999, Insignia filed suit against Citrix and GraphOn in the Superior Court of the State of California, County of Santa Clara, relating to the misappropriation assertions of GraphOn and Citrix’s refusal to release funds still remaining in escrow and breach of a Cooperation Agreement between the parties.  On March 15, 2000, GraphOn filed a suit against Citrix and Insignia in the Superior Court of the State of California, County of Santa Clara, alleging trade secret misappropriation and breach of contract arising out of the same facts and circumstances set forth in Insignia’s action against GraphOn.  The two cases were consolidated.

This case was settled out of court on April 5, 2001.  The settlement did not involve any payment on the GraphOn claims against Insignia and the balance of an escrow account, $4.9 million, was released to Insignia on April 20, 2001.

Item 5.  Other Information.

On March 31, 2001, Mr. Albert E. Sisto resigned from the board of directors of Insignia.  Mr. Sisto’s resignation was not due to a disagreement with the Company on any matter relating to Insignia’s operations, policies or practices.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
The following exhibits are filed as part of this Report:  None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SOLUTIONS PLC
(Registrant)
Date: May 15, 2001
/s/Albert J. Wood
Albert J. Wood
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit

Number                         Exhibit Title