Form 10-K/A
period 2000-12-31
INSIGNIA SOLUTIONS PLC
filed 2001-05-24
CIK 1002390

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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
        10.53           --Securities Purchase Agreement dated as of December 9,
                          1999, between Registrant and the Purchasers named therein
                          (incorporated by reference to Exhibit 10.51 to
                          Registrant's Current Report on Form 8-K filed on December
                          15, 1999).
        10.54           --Registration Rights Agreement dated as of December 9,
                          1999, between Registrant and Castle Creek Technology
                          Partners LLC (incorporated by reference to Exhibit 4.05 to
                          Registrant's Current Report on Form 8-K filed on December
                          15, 1999).
        10.55           --Registration Rights Agreement dated as of December 9,
                          1999, between Registrant and the Purchasers named therein
                          (incorporated by reference to Exhibit 4.08 to Registrant's
                          Current Report on Form 8-K filed on December 15, 1999).
        10.56           --ADSs Purchase Warrant issued to Castle Creek Technology
                          Partners LLC dated December 9, 1999 (incorporated by
                          reference to Exhibit 4.06 to Registrant's Current Report
                          on Form 8-K filed on December 15, 1999).
        10.57           --ADSs Purchase Reset Warrant issued to Castle Creek
                          Technology Partners LLC dated December 9, 1999
                          (incorporated by reference to Exhibit 4.07 to Registrant's
                          Current Report on Form 8-K filed on December 15, 1999).
        10.58           --Form of ADSs Purchase Warrant issued December 9, 1999
                          (incorporated by reference to Exhibit 4.09 to Registrant's
                          Current Report on Form 8-K filed on December 15, 1999).
        10.59           --Form of ADSs Purchase Reset Warrant issued December 9,
                          1999 (incorporated by reference to Exhibit 4.10 to
                          Registrant's Current Report on Form 8-K filed on December
                          15, 1999).
        10.60           --Line of Credit Loan Agreement and Promissory Note dated as of March 20, 2000 by and between Registrant and Vincent S.
                          Pino, Rosemary G. Pino, Michael V. Pino and Tiffany R.
                          Pino (incorporated by reference to Exhibit 4.15 to
                          Registrant's Registration Statement on Form S-3 filed on
                          February 13, 2001 (File No. 333-55498)).
        10.61           --Form of Subscription Agreement for the Purchase of units dated November 24, 2000 (incorporated by reference to
                          Exhibit 10.52 to Registrant's Current Report on Form 8-K
                          filed on November 29, 2000).
        10.62           --Warrant Agreement, dated as of November 24, 2000, between
                          Registrant and Jefferies & Company, Inc. (incorporated by
                          reference to Exhibit 10.53 to Registrant's Current Report
                          on Form 8-K filed on November 29, 2000).
        10.63           --Form of ADSs Purchase Warrant issued November 24, 2000
                          (incorporated by reference to Exhibit 4.11 to Registrant's
                          Current Report on Form 8-K filed on November 29, 2000).
        10.64           --ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated November 24, 2000 (incorporated by reference to
                          Exhibit 4.12 to Registrant's Current Report on Form 8-K
                          filed on November 29, 2000).
        10.65           --OEM Agreement between Wind River Systems, Inc. and
                          Insignia Solutions, Inc., dated December 22, 2000, as
                          amended.***
        10.66           --Form of Subscription Agreement for the Purchase of units dated February 12, 2001 (incorporated by reference to
                          Exhibit 10.54 to Registrant's Current Report on Form 8-K
                          filed on February 15, 2001).
        10.67           --Warrant Agreement, dated as of February 12, 2001, between
                          Registrant and Jefferies & Company, Inc. (incorporated by
                          reference to Exhibit 10.55 to Registrant's Current Report
                          on Form 8-K filed on February 15, 2001).
        10.68           --Form of ADSs Purchase Warrant issued February 12, 2001
                          (incorporated by reference to Exhibit 4.13 to Registrant's
                          Current Report on Form 8-K filed on February 15, 2001).

       EXHIBIT
       NUMBER                                  EXHIBIT TITLE
---------------------   ------------------------------------------------------------
        10.69           --ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated February 12, 2001 (incorporated by reference to
                          Exhibit 4.14 to Registrant's Current Report on Form 8-K
                          filed on February 15, 2001).
        21.01           --List of Registrant's subsidiaries. (2)
        23.01           --Consent of PricewaterhouseCoopers LLP, Independent
                          Accountants.+
        24.01           --Power of Attorney.+

------------------------

*   Management contract or compensatory plan.

** Confidential treatment has been granted with respect to certain portions of this agreement. Such portions were omitted from this filing and filed separately with the Securities and Exchange Commission.

*** Confidential treatment has been requested w/respect to certain portions of this agreement. Such portions were omitted from this filing and filed separately w/the Securities and Exchange Commission.

+   Previously filed by the Registrant with the Commission.

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

NOTE 9--PRIVATE PLACEMENT AND WARRANTS:

RECENT SALES OF UNREGISTERED SECURITIES

    On December 9, 1999, the Company entered into agreements whereby the Company issued 1,063,515 Ordinary Shares in ADS form at a price of $4.23 per share to Castle Creek Technology Partners LLC and four other investors of whom one is a member of the Company's board of directors. The Company also issued warrants to the purchasers to purchase a total of 319,054 ADSs at the price of $5.29 per share. The warrants expire on December 9, 2004. The Company received
$4.5 million less offering expenses totaling $0.4 million. The securities were issued by the Company in reliance upon the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act to five accredited investors in a transaction not involving any public offering. An issuance of shares and warrants on November 24, 2000 has had a dilutive effect on the warrants issued in the December 9, 1999 placement, resulting in an increase in the number of ADSs issuable to 353,834, and

                             INSIGNIA SOLUTIONS PLC

NOTE 9--PRIVATE PLACEMENT AND WARRANTS: (CONTINUED) a decrease of the exercise price to $4.77. An issuance of shares and warrants on February 12, 2001 also triggered the anti-dilution provisions of the placement of December 9, 1999. However, the effect of such dilution was less than 1% of the exercise price, and consequently such adjustment is deferred until such time as the accumulation of this adjustment and future adjustments exceed at least 1% of the exercise price.

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

    Under the December 1999 private placement, the investors received warrants to purchase three ADSs for every 10 ADSs they purchased. The exercise price of the warrants was set at 125% of the original per ADS purchase price, or $5.29. However, the warrants contain anti-dilution provisions which decrease this exercise price and increase the number of ADSs purchasable if the Company sells or is deemed to sell any shares at below market price during the term of the warrants, which ends on December 9, 2004. The private placement that closed on November 24, 2000 was a sale which triggered the anti-dilution provisions in the warrants, and, as a consequence, the exercise price of the warrants

                             INSIGNIA SOLUTIONS PLC

NOTE 9--PRIVATE PLACEMENT AND WARRANTS: (CONTINUED) has been decreased from $5.29 to $4.77 per ADS, and the number of ADSs purchasable has increased to 353,834. The private placement on February 12, 2001 also triggered the anti-dilution provisions of the issuance of December 9, 1999. However, the effect of such dilution was less than 1% of the exercise price and consequently such adjustment is deferred until such time as the accumulation of this adjustment and future adjustments exceed at least 1% of the exercise price.

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

    Limitations in the transaction agreements preclude these investors in question from achieving certain levels of beneficial ownership. The securities purchase agreement, the warrants and the additional warrants contain the restriction that the Company may not issue and a selling investor may not purchase, and the warrants and additional warrants may not be exercised for any ADSs if doing so would cause such investor to beneficially own more than 9.9% of the total ordinary shares in issue as determined in accordance with
Section 13(d) of the Securities Exchange Act of 1934. Under the additional warrants, if such investors are prohibited from exercising the additional warrant as a result of the 9.9% restriciton, the selling investor may, at its option and in addition to its other rights under the securities purchase agreement and the warrant, retain the warrant or demand payment, in cash, from the Company in an amount calculated by the Black-Scholes formula multiplied by the number of ADSs

                             INSIGNIA SOLUTIONS PLC

NOTE 9--PRIVATE PLACEMENT AND WARRANTS: (CONTINUED) for which the additional warrant was exercisable, without regard to any limits on exercise. The restrictions on the levels of beneficial ownership in these documents do not, however, restrict those investors from exercising the warrants or additional warrants up to those limitations, selling ADSs to decrease their level of beneficial ownership, and exercising the warrants to receive additional ADSs. This could result in additional dilution to the holders of the Company's ADSs and a potential decrease in the price of the ADSs.

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

    Citrix's indemnity claim is based on assertions made by GraphOn Corporation ("GraphOn") in January of 1998 and declaratory relief action that Citrix filed against GraphOn in November 1998 in the United States District Court, Southern District of Florida. Citrix's action against GraphOn seeks a declaratory judgment that Citrix does not infringe any GraphOn proprietary rights and that Citrix has not misappropriated any trade secrets or breached an agreement to which GraphOn is a party. Citrix filed the action in response to and to resolve assertions first made by GraphOn, and disclosed to Citrix in January 1998, that the Company may have used GraphOn's confidential information to develop certain of the Company's products, possibly including products the Company sold to Citrix in

                             INSIGNIA SOLUTIONS PLC

NOTE 11--NTRIGUE: (CONTINUED)
February 1998. The Court dismissed the complaint, but Citrix has subsequently filed an appeal. The Company believes that any misappropriation or similar assertions by GraphOn are without merit or basis. Accordingly, the Company contests Citrix's indemnity claim.

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

/s/ PRICEWATERHOUSECOOPERS LLP
---------------------------------

San Jose, California
January 20, 2001

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 24, 2001.

                                                       INSIGNIA SOLUTIONS PLC

                                                       By:            /s/ RICHARD M. NOLING
                                                            -----------------------------------------
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                SIGNATURE                                 CAPACITY                       DATE
                ---------                                 --------                       ----
/s/ RICHARD M. NOLING                       President, Chief Executive Officer,
---------------------------------             and a Director (Principal           May 24, 2001
Richard M. Noling                             Executive Officer and Director)

                                            Senior Vice President, Chief
/s/ ALBERT J. WOOD                            Financial Officer and Secretary
---------------------------------             (Principal Financial Officer and    May 24, 2001
Albert J. Wood                                Principal Accounting Officer)

ADDITIONAL DIRECTORS:

/s/ VINCENT S. PINO*
---------------------------------           Director                              May 24, 2001
Vincent S. Pino

/s/ NICHOLAS, VISCOUNT* BEARSTED
---------------------------------           Director                              May 24, 2001
Nicholas, Viscount Bearsted

/s/ DAVID G. FRODSHAM*
---------------------------------           Director                              May 24, 2001
David G. Frodsham

/s/ JOHN C. FOGELIN*
---------------------------------           Director                              May 24, 2001
John C. Fogelin

 *Power of Attorney
 /s/ RICHARD M. NOLING
 --------------------------------------
 Richard M. Noling
 ATTORNEY-IN-FACT

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
        10.64           --ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated November 24, 2000 (incorporated by reference to
                          Exhibit 4.12 to Registrant's Current Report on Form 8-K
                          filed on November 29, 2000).
        10.65           --OEM Agreement between Wind River Systems, Inc. and
                          Insignia Solutions, Inc., dated December 22, 2000, as
                          amended.
        10.66           --Form of Subscription Agreement for the Purchase of units dated February 12, 2001 (incorporated by reference to
                          Exhibit 10.54 to Registrant's Current Report on Form 8-K
                          filed on February 15, 2001).
        10.67           --Warrant Agreement, dated as of February 12, 2001, between
                          Registrant and Jefferies & Company, Inc. (incorporated by
                          reference to Exhibit 10.55 to Registrant's Current Report
                          on Form 8-K filed on February 15, 2001).
        10.68           --Form of ADSs Purchase Warrant issued February 12, 2001
                          (incorporated by reference to Exhibit 4.13 to Registrant's
                          Current Report on Form 8-K filed on February 15, 2001).
        10.69           --ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated February 12, 2001 (incorporated by reference to
                          Exhibit 4.14 to Registrant's Current Report on Form 8-K
                          filed on February 15, 2001).
        21.01           --List of Registrant's subsidiaries. (2)
        23.01           --Consent of PricewaterhouseCoopers LLP, Independent
                          Accountants.
        24.01           --Power of Attorney.+

------------------------

*   Management contract or compensatory plan.

** Confidential treatment has been granted with respect to certain portions of this agreement. Such portions were omitted from this filing and filed separately with the Securities and Exchange Commission.

+   Previously filed by the Registrant with the Commission.

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