Form 10-Q
period 2001-06-30
INSIGNIA SOLUTIONS PLC
filed 2001-08-14
CIK 1002390

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or,

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from                     to

Commission file number 0-27012

Insignia Solutions plc
(Exact name of Registrant as specified in its charter)

England and Wales	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

41300 Christy Street Fremont	The Mercury Centre, Wycombe Lane Wooburn Green
California 94538	High Wycombe, Bucks HP10 0HH
United States of America (510) 360-3700	United Kingdom (44) 1628-539500

(Address and telephone number of principal executive offices and principal places of business)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

As of August 6, 2001, there were 19,484,366 Ordinary shares of £0.20 each nominal value, outstanding.

INSIGNIA SOLUTIONS PLC

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INSIGNIA SOLUTIONS PLC
CONDENSED CONSOLIDATED BALANCE SHEET
(amounts in thousands, unaudited)

	June 30, 2001	December 31, 2000

ASSETS

Current assets:
Cash and cash equivalents	$12,220	$12,051
Accounts receivable, net of allowances of $161 and $42, respectively	10,510	3,385
Prepaid and other current assets	1,974	1,088

Total current assets	24,704	16,524

Property and equipment, net	445	512
Cash and cash equivalents held in escrow	-	5,050
Restricted cash	250	250
Other non-current assets	100	-

	$25,499	$22,336

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$636	$1,096
Accrued liabilities	1,079	1,833
Accrued royalties	206	770
Income taxes payable	394	550
Deferred revenue	6,993	898

Total current liabilities	9,308	5,147

Contingencies (Note 6)

Mandatorily redeemable warrants	1,440	1,440

Shareholders’ equity:
Ordinary shares	6,257	5,876
Additional paid-in capital	58,830	54,117
Accumulated deficit	(49,875)	(43,783)
Other accumulated comprehensive loss	(461)	(461)

Total shareholders’ equity	14,751	15,749

	$25,499	$22,336

The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(amounts in thousands, except per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net revenues:
License	$2,684	$2,574	$3,765	$3,817
Service	394	477	1,009	745

Total net revenues	3,078	3,051	4,774	4,562

Cost of net revenues:
License	1,363	655	1,974	1,225
Service	85	78	269	269

Total cost of net revenues	1,448	733	2,243	1,494

Gross margin	1,630	2,318	2,531	3,068

Operating expenses:
Sales and marketing	1,815	1,168	3,546	2,460
Research and development	1,589	1,554	3,183	3,008
General and administrative	948	924	2,199	1,869

Total operating expenses	4,352	3,646	8,928	7,337

Operating loss	(2,722)	(1,328)	(6,397)	(4,269)

Interest income (expense), net	115	114	339	(106)
Other income (expense), net	(5)	16	26	24

Loss before income taxes	(2,612)	(1,198)	(6,032)	(4,351)

Provision (benefit) for income taxes	60	(596)	60	(591)

Net loss	$(2,672)	$(602)	$(6,092)	$(3,760)

Net loss per share:
Basic	$(0.14)	$(0.04)	$(0.32)	$(0.27)

Diluted	$(0.14)	$(0.04)	$(0.32)	$(0.27)

Weighted average shares and share equivalents:
Basic	19,349	14,201	19,004	14,145

Diluted	19,349	14,201	19,004	14,145

The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in thousands, unaudited)

	Six months ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(6,092)	$(3,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	173	221
Other	4	(42)
Net changes in assets and liabilities:
Accounts receivable, net	(7,125)	(2,189)
Prepaid and other current assets	(886)	101
Other non-current assets	(100)	-
Accounts payable	(460)	69
Accrued liabilities	(754)	(62)
Accrued royalties	(564)	(449)
Deferred revenue	6,095	(671)
Income taxes	(156)	581

Net cash used in operating activities	(9,865)	(6,201)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	3
Purchases of property and equipment	(109)	(147)
Product line sale proceeds held in escrow	-	140
Product line sale proceeds released from escrow	5,050	1,000

Net cash provided by investing activities	4,941	996

Cash flows from financing activities:
Proceeds from short-term debt	-	1,000
Proceeds from issuance of shares, net	4,967	458
Proceeds from exercise of stock options	126	-

Net cash provided by financing activities	5,093	1,458

Net increase (decrease) in cash and cash equivalents	169	(3,747)
Cash and cash equivalents at beginning of the period	12,051	4,677

Cash and cash equivalents at end of the period	$12,220	$930

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

The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on December 31, 2001.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in Insignia Solutions plc’s (“Insignia”) 2000 Annual Report and Form 10-K/A.

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

Statement regarding computation of loss per share  (in thousands except per share data,unaudited):

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net loss	$(2,672)	$(602)	$(6,092)	$(3,760)

Calculation of basic loss per share:
Weighted average number of ordinary shares outstanding used in computation	19,349	14,201	19,004	14,145

Basic loss per share	$(0.14)	$(0.04)	$(0.32)	$(0.27)

Calculation of diluted loss per share:
Weighted average number of ordinary shares outstanding used in computation	19,349	14,201	19,004	14,145
Net effect of dilutive stock options outstanding	-	-	-	-

	19,349	14,201	19,004	14,145

Diluted loss per share	$(0.14)	$(0.04)	$(0.32)	$(0.27)

Note 4.  Comprehensive income (loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”) requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements.  FAS 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Comprehensive  income, as defined, includes all changes in equity during a period from non-owner sources.

Total comprehensive loss was not different from the net loss reported for the three and six months ended June 30, 2001.

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

Note 6.  Contingencies

On October 4, 1999, Insignia filed suit against Citrix Systems Inc. (“Citrix”) and GraphOn Corporation (“GraphOn”) in the Superior Court of the State of California, County of Santa Clara, relating to the misappropriation assertions of GraphOn and Citrix’s refusal to release funds still remaining in escrow and breach of a Cooperation Agreement between Insignia and Citrix. On March 15, 2000, GraphOn filed a suit against Citrix and Insignia in the Superior Court of the State of California, County of Santa Clara, alleging trade secret misappropriation and breach of contract arising out of the same facts and circumstances set forth in Insignia’s action against GraphOn.  The two cases were consolidated.

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

Insignia operates in a single industry segment providing virtual machine technology which enables software applications and operating systems to be run on various computer platforms.  In the second quarter of 2001, Phoenix Technologies, Ltd. (“Phoenix Technology”) and Toshiba Information Systems Corporation (“Toshiba”) accounted for 66% and 12% of total revenues, respectively.  In the second quarter of 2000, Quantum Corporation (“Quantum”), Index Systems Inc., a subsidiary of Gemstar International Group Limited (“Gemstar”), and Victor Data Systems Company, Ltd. (“VDS”) accounted for 35%, 25% and 11% of total revenues, respectively.   No other customer accounted for 10% or more of Insignia's total revenues during the second quarter of 2001 and 2000.

Geographic information

Financial information by geographical region is summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenues from unaffiliated customers:
United States	$2,991	$3,020	$4,484	$4,531
International	87	31	290	31

Consolidated	$3,078	$3,051	$4,774	$4,562

Intercompany revenues:
United States	$70	$-	$233	$-
International	1,228	1,148	1,928	1,661

Consolidated	$1,298	$1,148	$2,161	$1,661

Operating loss:
United States	$(1,547)	$(97)	$(3,456)	$(985)
International	(1,175)	(1,231)	(2,941)	(3,284)

Consolidated	$(2,722)	$(1,328)	$(6,397)	$(4,269)

	June 30,

	2001	2000

Identifiable assets:
United States	$18,467	$3,296
International	40,301	23,903
Intercompany items and eliminations	(33,269)	(16,511)

Consolidated	$25,499	$10,688

Long-lived assets:
United States	$455	$400
International	33,609	22,434
Intercompany items and eliminations	(33,269)	(16,511)

Consolidated	$795	$6,323

All of the international revenues and substantially all of the international identifiable assets relate to Insignia's operations in the United Kingdom.  Intercompany sales are accounted for at prices intended to approximate those that would be charged to unaffiliated customers.

Financial information by line of product is summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Jeode	$3,078	$2,933	$4,774	$4,406
SoftWindows	-	118	-	156

Total	$3,078	$3,051	$4,774	$4,562

Revenues from United States operations included export sales of $408,000 and $351,000 for the three months ended June 30, 2001 and 2000, respectively, and $638,000 and $454,000 for the six months ended June 30, 2001 and 2000, respectively.

Revenue by geographic area for the quarter ended June 30, 2001 is as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total

OEM	$549	$-	$87	$636
Distributor	2,034	408	-	2,442
End User	-	-	-	-

Total	$2,583	$408	$87	$3,078

Percentage of total revenue	84%	13%	3%	100%

Revenue by geographic area for the quarter ended June 30, 2000 is as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total

OEM	$2,426	$350	$-	$2,776
Distributor	174	1	-	175
End User	69	-	31	100

Total	$2,669	$351	$31	$3,051

Percentage of total revenue	87%	12%	1%	100%

There were no European countries that accounted for more than 10% of total revenue.

Note 8.  Private placement and warrants

In December 1999, Insignia entered into agreements whereby Insignia issued 1,063,515 Ordinary Shares in ADS form, bundled with warrants, at a price of $4.23 per share to Castle Creek Technology Partners LLC and four other investors of whom one is a member of Insignia’s board of directors.  The bundled warrants give the investors the right to purchase a total of 319,054 ADSs at an exercise price of $5.29 per ADS.  The warrants expire on December 9, 2004.  Insignia received $4.5 million less offering expenses totaling $0.4 million.  The securities were issued by Insignia in reliance upon the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act to accredited investors in a transaction not involving any public offering.

During 2000, Insignia issued a total of 19,994 Ordinary Shares in ADS form at various prices, ranging from $6.281 to $16.50 to a director of Insignia, as payment for drawdown fees under a Line of Credit arrangement entered into in March 2000.  The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.

On November 24, 2000 Insignia entered into agreements whereby Insignia issued 3,600,000 Ordinary Shares in ADS form, bundled with warrants, at a price of $5.00 per share to a total of 23 investors, including Sun Microsystems, BSquare, and a member of Insignia’s board of directors.  The bundled warrants give the investors the right to purchase 1,800,000 ADSs at an exercise price of the lower of the average quoted closing sale price of Insignia’s ADSs for the ten trading days ending on the day preceding the date of the warrant holder’s intent to exercise less a 10% discount, and $6.00.  In the second quarter of 2001, three investors exercised their warrant rights on 282,500 warrants. The warrants expire on November 24, 2003, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, Insignia may cancel the warrants upon sixty days prior written notice.  Insignia received $18.0 million less offering expenses totaling $2.0 million.  Insignia also issued a warrant to purchase 225,000 ADSs to the placement agent exercisable at a price of $5.00 per ADS.  This warrant expires on November 24, 2005.  The securities were issued by Insignia in reliance upon the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act to accredited investors in a transaction not involving any public offering.

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

On February 12, 2001 Insignia entered into agreements whereby Insignia issued 940,000 Ordinary Shares in ADS form, bundled with warrants, at a price of $5.00 per share to a total of 4 investors, including Wind River Systems, Inc., and a member of Insignia’s board of directors.  The bundled warrants gave the investors the right to purchase 470,000 ADSs, at an exercise price of the lower of the average quoted closing sale price of Insignia’s ADS’s for the ten trading days ending on the day preceding the date of the warrant holder’s intent to exercise less a 10% discount, and $6.00.  The warrants expire on February 12, 2004, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, Insignia may cancel the warrants upon sixty days prior written notice.  Insignia received $4.7 million less offering expenses totaling $0.5 million.  Insignia also issued a warrant to purchase 25,000 ADSs to the placement agent exercisable at a price of $5.00 per ADS.  This warrant expires on February 12, 2006.  The securities were issued by Insignia in reliance upon the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act to accredited investors in a transaction not involving any public offering.

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

Under the December 1999 private placement, the investors were entitled to additional warrants to purchase ADSs at £0.20 nominal value per share if the average of the closing bid price of the ADSs over the ten days before an adjustment date was less than $4.23.  The adjustment dates commenced on March 10, 2000 and occurred on the 10th of each month through March 10, 2001, inclusive.  The rights for an adjustment date to occur would terminate upon release of at least $4.75 million of the funds held in escrow by Citrix on December 9, 1999.  However, not enough of the funds held were released to trigger this termination.  As calculated the average bid price of Insignia’s ADSs on all the adjustment dates exceeded $4.23 per share and consequently no adjustment occurred.  The adjustment rights have now expired.

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

Amounts classified as warrants will remain outside of shareholders’ equity for the life of the warrant or until they are exercised, whichever occurs first. This classification reflects certain potential cash payments that may occur, should Insignia complete a major transaction, such as a takeover, during the life of the warrants. If a major transaction had occurred as of June 30, 2001, the maximum cash payout would have been $641,618 based on the estimated Black-Scholes value of the warrant.

Limitations in the transaction agreements preclude these investors in question from achieving certain levels of beneficial ownership.  The securities purchase agreement, the warrants and the additional warrants contain the restriction that Insignia may not issue and a selling investor may not purchase, and the warrants and additional warrants may not be exercised for any ADSs if doing so would cause such investor to beneficially own more than 9.9% of the total ordinary shares in issue as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934.  Under the additional warrants, if such investors are prohibited from exercising the additional warrant as a result of the 9.9% restriction, the selling investor may, at its option and in addition to its other rights under the securities purchase agreement and the warrant, retain the warrant or demand payment, in cash, from Insignia in an amount  calculated  by  the  Black-Scholes  formula multiplied  by the number of ADSs  for  which  the additional warrant was exercisable, without regard to any limits on exercise.  The restrictions on the levels of beneficial ownership in these  documents do not, however, restrict  those investors  from  exercising  the  warrants or additional warrants up to those limitations, selling ADSs to decrease their level of beneficial ownership, and exercising the warrants to receive additional ADSs.  This could result in additional dilution to the holders of Insignia’s ADSs and a potential decrease in the price of the ADSs.

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

Note 10.  Line of credit

On March 20, 2000, Insignia entered into an agreement with a director and members of his family whereby they would provide Insignia a $5.0 million line of credit with a commitment fee of four points based upon the total amount of the line and drawdown/termination fee of two points for drawdown or termination.  The interest rate on amounts drawn down was at prime plus 2% until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash at the repayment date.  Insignia drew down a total of $3.0 million of the line of credit during 2000.  A total of 19,994 Ordinary Shares in ADS form were issued as payment for drawdown fees under the line of credit arrangement.  On November 27, 2000 Insignia repaid this sum, along with all accrued interest and the termination fee due.

Note 11.  Related party transaction

During the three months and six months ended June 30, 2001 and the twelve months ended December 31, 2000, Insignia recognized revenue of $2,025,000, $2,050,000 and $310,000, respectively, from Phoenix Technologies Ltd.  The CEO of Phoenix Technologies Ltd. was also a director on Insignia’s Board of Directors from March 1997 until March 2001.

During the three months and six months ended June 30, 2001 and the three months ended December 31, 2000, Insignia recognized revenue of $95,000, $214,375 and $2.4 million, respectively, from Wind River Systems, Inc. (“Wind River”).  Wind River participated in a private placement of equity in Insignia in February 2001 on the same terms as the other three investors in the private placement.  Wind River paid the aggregate purchase price of $2 million for 400,000 ordinary shares represented by ADRs and warrants to purchase 200,000 ordinary shares represented by ADRs.   In addition, a Vice President of Wind River, John C. Fogelin, was appointed to Insignia’s Board of Directors in January 2001.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Insignia’s Form 10-K/A for the year ended December 31, 2000 (the “Form 10-K/A”).

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

Insignia continues to face significant risks associated with the successful execution of its new product strategy.  These risks include, but are not limited to continued technology and product development, introduction and market acceptance of new products, changes in the marketplace, liquidity, competition from existing and new competitors who may enter the marketplace and retention of key personnel.  Due to the generally long sales cycles associated with the Jeode platform, including a licensing process which usually takes as long as 6 to 9 months to complete, Insignia does not currently have accurate visibility of future order rates and demand for its products generally.  There can be no assurance that Jeode platform products will achieve market acceptance.

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

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three and six month periods ended June 30, 2001 and 2000.

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net revenues:
License	87.2%	84.4%	78.9%	83.7%
Service	12.8%	15.6%	21.1%	16.3%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of net revenues:
License	44.3%	21.5%	41.4%	26.9%
Service	2.7%	2.5%	5.6%	5.9%

Total cost of net revenues	47.0%	24.0%	47.0%	32.8%

Gross margin	53.0%	76.0%	53.0%	67.2%

Operating expenses:
Sales and marketing	59.0%	38.3%	74.3%	53.9%
Research and development	51.6%	50.9%	66.6%	65.9%
General and administrative	30.8%	30.3%	46.1%	41.0%

Total operating expenses	141.4%	119.5%	187.0%	160.8%

Operating loss	(88.4%)	(43.5%)	(134.0%)	(93.6%)

Interest income (expense), net	3.7%	3.7%	7.1%	(2.3%)
Other income (expense), net	(0.2%)	0.5%	0.5%	0.5%

Loss before income taxes	(84.9%)	(39.3%)	(126.4%)	(95.4%)

Provision (benefit) for income taxes	1.9%	(19.6%)	1.2%	(13.0%)

Net loss	(86.8%)	(19.7%)	(127.6%)	(82.4%)

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

Revenues

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

		(in thousands)
License revenue	$2,684	$2,574	$3,765	$3,817
Service revenue	394	477	1,009	745

Total net revenue	$3,078	$3,051	$4,774	$4,562

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

In the second quarter of 2001, total revenues increased by 1% compared to total revenues for the second quarter of 2000.  In the six months ended June 30, 2001, total revenues increased by 5% compared to total revenues for the first six months of 2000.  The increase is primarily due to the ramp up of the Jeode platform product line.  The Jeode platform is now the principal product of Insignia accounting for 100% of the total revenue for the three and six months ending June 30, 2001.  The Jeode platform accounted for 96% and 97% of total revenue for the three months and six months ended June 30, 2000, respectively.  Insignia believes adoption of the Jeode platform will continue to increase.  However, due to revenue recognition factors, not all this growth will necessarily translate into revenue in the immediate future.

License revenue and service revenue accounted for 87% and 13%, respectively, of total revenues for the three months ended  June 30, 2001.  For the six months ended June 30, 2001, license revenue and service revenue accounted for 79% and 21%, respectively.  For both the three months and six months ended June 30, 2000, license revenue and service revenue accounted for 84% and 16%, respectively.

License revenue increased 4% in the second quarter of 2001 compared to license revenues in the second quarter of 2000.  For the six months ended June 30, 2001, license revenue decreased 1% compared to the same period in 2000.  Jeode license revenues for both the three months and six months ended June 30, 2001 accounted for 100% of total license revenues. Jeode license revenues for the three months and six months ended June 30, 2000 accounted for 96% and 98%, respectively, of total license revenues.  SoftWindows license revenues accounted for 0% of total license revenues for both the three months and six months ended June 30, 2001.  SoftWindows license revenues for the three months and six months ended June 30, 2000 accounted for 4% and 2% of total license revenues, respectively.

Service revenue in the second quarter of 2001 was 17% lower than service revenue in the second quarter of 2000.  The second quarter of 2000 included several quarters of deferred maintenance for one customer, which could not be recognized until their custom work had been delivered.  Excluding the prior quarters in the second quarter of 2000, service revenue in the second quarter of 2001 was 24% higher than service revenue in the second quarter of 2000.  Service revenue for the six months ended June 30, 2001 was 35% higher than service revenue for the same period in 2000 due to large engineering projects in the first quarter of 2001 and Jeode support contracts.  Jeode service revenues accounted for 100% of total service revenues for both the three months and six months ended June 30, 2001.  Jeode service revenues for the three months and six months ended June 30, 2000 accounted for 95% and 91% of total service revenues, respectively.  SoftWindows service revenues for the three months and six months ended June 30, 2001 accounted for 0% of total service revenues.  SoftWindows service revenues accounted for 5% and 9%, respectively, of the service revenue for the three months and six months ended June 30, 2000.

Revenue from Insignia’s SoftWindows products accounted for 0% of total revenue in both the three months and six months ended June 30, 2001 compared to 4% and 3% of total revenues for the same periods ended June 30, 2000. The decline is a result of discontinuing the SoftWindows product line and launching the Jeode platform product line. The SoftWindows revenue in the second quarter of 2000 was primarily from UNIX-based maintenance contracts that Insignia was under contract to service through the third quarter of 2000.

Sales to distributors and OEM’s representing more than 10% of total revenue in each period accounted for the following percentages of total revenue.

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000
OEM’s:
Quantum	*	35%	*	30%
Gemstar	*	25%	*	34%
VDS	*	11%	*	*
Motorola	-	-	11%	-

All OEM’s:	21%	91%	39%	91%

Distributors:
Phoenix Technology	66%	*	43%	*
Toshiba	12%	-	*	-

All Distributors:	79%	*	60%	*

* Less than 10%

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 16% of total revenues in the three months ended June 30, 2001, 13% of total revenues in the three months ended June 30, 2000, 19% of total revenues in the six months ended June 30, 2001 and 11% of total revenues in the six months ended June 30, 2000. Insignia markets Jeode to Internet appliance and embedded device manufacturers in the United States, Europe and Japan.

Cost of revenues and gross margin

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

	(in thousands, except percentages)

Cost of license revenue	$1,363	$655	$1,974	$1,225
Gross margin: license revenue	49%	75%	48%	68%

Cost of service revenue	85	78	269	269
Gross margin: service revenue	78%	84%	73%	64%

Total cost of revenues	$1,448	$733	$2,243	$1,494
Gross margins: total revenues	53%	76%	53%	67%

Cost of license revenue is mainly comprised of royalties to third parties, along with the costs of documentation, duplication and packaging.  Cost of service revenue includes costs associated with customer-funded engineering activities and end-user support under maintenance contracts.

Insignia believes that the significant factors affecting the Jeode platform gross margin include pricing of the development license, pricing of the unit usage and royalties to third parties such as Sun Microsystems, Inc. (“Sun”).  In early 1999, Insignia signed a five-year agreement with Sun under which Sun established Insignia as an authorized Virtual Machine provider.  Under this agreement, Insignia will pay Sun a per unit royalty on each Jeode platform-enabled Internet appliance or embedded device shipped by Insignia’s customers, plus a royalty on all development licenses put in place between Insignia and its customers.  License revenue gross margins in the quarter ended June 30, 2001 were 49%, compared to 75% for the same period in 2000.  For the six months ended June 30, 2001, license revenue gross margins were 48% compared to 68% for the same period in 2000.  The decrease is due to a large deal with lower gross margin.

Gross margin for service revenue is impacted by the level of and pricing terms of customer funded engineering activities, which can vary from customer to customer, from contract to contract and the level of maintenance contracts sold.  Gross margin for service revenue decreased in the second quarter of 2001 to 78% from 84% in the same period of 2000.  For the six months ended June 30, 2001, service revenue gross margins were 73% compared to 64% for the same period in 2000.  The increase is due to Jeode customer-funded engineering activities and maintenance agreements with favorable margins.  In the first quarter of 2000, the continued support of existing SoftWindows contracts with no renewal revenue resulted in Insignia achieving lower service revenue gross margins.

Operating expenses

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

	(in thousands, except percentages)

Sales and marketing	$1,815	$1,168	$3,546	$2,460
Percentage of total revenues	59%	38%	74%	54%

Research and development	$1,589	$1,554	$3,183	$3,008
Percentage of total revenues	52%	51%	67%	66%

General and administrative	$948	$924	$2,199	$1,869
Percentage of total revenues	31%	30%	46%	41%

Sales and marketing expenses consist primarily of personnel and related overhead costs, salesperson commissions, advertising and promotional expenses, and trade shows.  Sales and marketing expenses increased by 55% in the quarter ended June 30, 2001 from the quarter ended June 30, 2000, and by 44% for the six months ended June 30, 2001 from the same period of 2000.  The increase is primarily due to increased personnel costs and new hires.  Insignia anticipates a moderate increase in sales and marketing expenses in the next few quarters as Insignia continues to increase its marketing and sales organization for its Jeode product line.  Insignia has established a direct sales force in the United States, Europe and Japan. Insignia has also developed relationships with strategic partners to leverage the Jeode technology.

Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation.  Research and development expenses rose by 2% and 6% in the three months and six months ended June 30, 2001, respectively, over the same period in 2000 due to increased personnel costs.  Research and development expenses are expected to increase moderately over the next several quarters.  In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 2001 and 2000, no development expenditures were capitalized, as there were no amounts that qualified for capitalization.

General and administrative expenses consist primarily of personnel and related overhead costs for finance, legal, information systems, human resources and general management. General and administrative expenses increased by 3% in the three months ended June 30, 2001 over the same period of 2000.  The three months ended March 31, 2001 included a large increase in expense as a result of adjusting a debt reserve for a debt that was considered uncollectible.  However, the debt was collected in July 2001 and the reserve was partially reversed in the three months ending June 30, 2001.  Excluding the impact of the reserve adjustment, general and administrative expenses increased by 13% in the three months ended June 30, 2001 over the same period of 2000, and by 12% for the six months ended June 30, 2001 over the same period of 2000.  The increase is primarily due to increased general reserves for bad debt and recruiting fees for replacement hires.  General and administrative expenses are expected to increase moderately over the next several quarters.

Interest income (expense), net

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

	(in thousands, except percentages)

Interest income (expense), net	$115	$114	$339	$(106)
Percentage of total revenues	4%	4%	7%	(2%	)

Interest income (expense), net increased from $114,000 in the three months ended June 30, 2000 to $115,000 in the three months ended June 30, 2001.  The increase was primarily due to  increased interest income earned on Insignia’s cash and cash equivalents.  The three months ended March 31, 2000 included a one time expense for a $300,000 commitment fee for the $5 million line of credit secured in the first quarter of 2000.  The line of credit was repaid in the fourth quarter of 2000 resulting in interest income only for the six months ended June 30, 2001. Interest income, net increased from expense of $106,000 in the six months ended June 30, 2000 to income of $339,000 in the six months ended June 30, 2001.

Other income, net

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

	(in thousands, except percentages)

Other income, net	$(5)	$16	$26	$24
Percentage of total revenues	-	1%	1%	1%

In the three months ended June 30, 2001, Insignia realized a foreign exchange loss of $5,000 compared to a gain of $16,000 in the three months ended June 30, 2000.  In the six months ended June 30, 2001, Insignia realized a foreign exchange gain of $26,000 compared to a gain of $24,000 in the six months ended June 30, 2000.

Approximately 94% of Insignia’s total revenues and over 45% of its operating expenses are denominated in United States dollars.  Most of the remaining revenues and expenses of Insignia are British pound sterling denominated and consequently Insignia is exposed to fluctuations in British pound sterling exchange rates.  To hedge against this currency exposure, Insignia has, in prior years, entered into foreign currency options and forward exchange contracts for periods and amounts consistent with the amounts and timing of its anticipated British pound sterling denominated operating cash flow requirements

Insignia has, at times, an investment portfolio of fixed income securities that are classified as “available for sale securities.”  These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  Insignia attempts to limit this exposure by investing primarily in short-term securities.

Provision (benefit) for income taxes

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

	(in thousands)
Provision (benefit) for incometaxes	$60	$(596)	$60	$(591)
Effective income tax rate	-	-	-	-

Insignia’s benefit for income taxes for the three and six months ended June 30, 2000 primarily represents a tax refund from the U.K. government on taxes paid in the years 1995 - 1997.  Insignia’s provision for income taxes for the three and six months ended June 30, 2001 primarily represents Japanese sales tax withholding.  Insignia has recorded a full valuation allowance against all deferred tax assets, primarily comprising net operating losses, on the basis that significant uncertainty exists with respect to their realization.

Liquidity and capital resources

	June 30,	June 30,
	2001	2000

	(in thousands)

Cash, cash equivalents and restricted cash	$12,470	$1,300
Cash and cash equivalents held in escrow	$-	$5,200
Working capital (deficit)	$15,396	$(3,348)
Net cash used in operating activities	$(9,865)	$(6,201)

Insignia has transitioned its product focus from compatibility products to its Jeode product line based on Insignia’s EVM technology.  This change in product focus has resulted in a redirection of available resources from Insignia’s historical revenue base towards the development and marketing efforts associated with the Jeode platform, which was released for general availability in March 1999.  Cash used in operating activities in the second quarter of 2001 totaled $5.5 million compared to $4.4 million in the first quarter of 2001.  For the six months ended June 30, 2001, cash used in operating activities totaled $9.9 million compared to $6.2 million for the same period in 2000.

Insignia’s cash, cash equivalents, restricted cash, and funds held in escrow, were $12.5 million at June 30, 2001, an increase of $6.0 million from $6.5 million at June 30, 2000.  Working capital increased to $15.4 million at June 30, 2001, from $(3.3) million at June 30, 2000.  The principal source of working capital came from a private placement funding, warrant exercises and receivable collections.

A large portion of the accounts receivable balance for the quarter ended June 30, 2001 is related to one customer and accounts for 75% of the the outstanding balance.

Insignia has granted extended payment terms from time to time and recognizes these future payments as accounts receivable and deferred revenue.

Insignia believes that the cash it will generate from on going operations and other sources of capital will be sufficient to meet Insignia’s expected liquidity and capital needs through June of 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

From time to time, Insignia enters into derivative financial instruments such as currency option contracts to hedge certain anticipated, but not yet committed, transactions expected to be denominated in foreign currencies.  Insignia does not use derivative financial instruments for trading or speculative purposes.  Insignia’s downside risk with respect to currency option contracts (British pound sterling) is limited to the premium paid for the right to exercise the option.  Insignia did not enter into any currency option hedge contracts in the second quarter of 2001 or the second quarter of 2000 and had no option hedge contracts outstanding as of June 30, 2001 or June 30, 2000.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	Insignia held its Annual General Meeting on June 8, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)	At each Annual General Meeting, the third of Insignia’s Board of Directors who have been in office longest since their last election, as well as any directors appointed by the Board during the preceding year, are required to resign and are then considered for re-election, assuming they wish to stand for re-election. Richard M. Noling and Vincent S. Pino were re-elected and John C. Fogelin was elected as Directors at the meeting. The Directors whose term of office continues after the meeting are Nicholas, Viscount Bearsted and David G. Frodsham.

(c)	The matters described below were voted on at the Annual General Meeting, and the number of votes cast with respect to each matter and, with respect to the election of directors, for each nominee, were as indicated:

2. To re-appoint PricewaterhouseCoopers as UK statutory auditors of Insignia until the conclusion of the next Annual General Meeting and to authorize the Directors to fix their remuneration.

FOR	AGAINST
9,435,080	445,698

3. To elect as a Director John C. Fogelin.

FOR	AGAINST
9,745,208	145,240

4. To re-elect as a Director Richard M. Noling.

FOR	AGAINST
9,819,046	67,014

5. To re-elect as a Director, Vincent S. Pino

FOR	AGAINST
9,816,997	69,379

6. To amend Insignia’s UK Employee Share Option Scheme 1996 to increase the number of ordinary shares available for issuance under the plan by 1,000,000 to a total of 6,072,071 shares.

FOR	AGAINST
9,684,039	190,194

7. To amend Insignia’s 1995 Incentive Stock Option Plan for US Employees to increase the number of ordinary shares available for issuance under the plan by 1,000,000 to a total of 6,072,071 shares.

FOR	AGAINST
9,682,239	190,894

8. To increase Insignia’s authorized share capital by creating an additional 20,000,000 ordinary shares of 20p nominal value.

FOR	AGAINST
9,549,748	326,952

9. Conditioned upon the passing of Proposal 8 above, to authorize the Board of Directors of Insignia to issue up to 26,224,249 ordinary shares (or other relevant securities derived from such ordinary shares, such as options or warrants) of Insignia without first gaining shareholder approval, with such authority lasting a period of five years.

FOR	AGAINST
9,471,758	405,237

10. Conditioned upon the passing of Proposal 9 above, to authorize the Board of Directors of Insignia to issue up to 26,224,249 ordinary shares (or other  securities derived from such ordinary shares, such as options or warrants) without giving shareholders the first opportunity to purchase such shares or securities, with such authority lasting a period of five years.

FOR	AGAINST
9,431,902	447,298

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
The following exhibit is filed as part of this Report:

None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SOLUTIONS PLC
(Registrant)

Date: August 14, 2001

/s/ ALBERT J. WOOD

ALBERT J. WOOD
Chief Financial Officer