Form 10-Q
period 2001-09-30
INSIGNIA SOLUTIONS PLC
filed 2001-11-14
CIK 1002390

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or,

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

As of November 9, 2001, there were 19,500,313 Ordinary shares of £0.20 each nominal value, outstanding.

INSIGNIA SOLUTIONS PLC

PART 1 - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED BALANCE SHEET

(amounts in thousands, unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$10,526	$12,051
Accounts receivable, net of allowances of $249 and $42, respectively	7,890	3,385
Prepaid and other current assets	1,944	1,088
Total current assets	20,360	16,524

Property and equipment, net	402	512
Cash and cash equivalents held in escrow	-	5,050
Restricted cash	250	250
Other noncurrent assets	100	-
	$21,112	$22,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$426	$1,096
Accrued liabilities	1,155	1,833
Deferred revenue	5,613	898
Accrued royalties	-	770
Income taxes payable	404	550
Total current liabilities	7,598	5,147

Commitments and Contingencies (Note 6)

Mandatorily redeemable warrants	1,440	1,440

Shareholders’ equity:
Ordinary shares	6,278	5,876
Additional paid-in capital	58,930	54,117
Accumulated deficit	(52,673)	(43,783)
Other accumulated comprehensive loss	(461)	(461)
Total shareholders’ equity	12,074	15,749

	$21,112	$22,336

The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(amounts in thousands, except per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Net revenues:
License	$1,883	$2,349	$5,648	$6,166
Service	485	541	1,494	1,286

Total net revenues	2,368	2,890	7,142	7,452

Cost of net revenues:
License	818	1,245	2,792	2,470
Service	80	83	349	352

Total cost of net revenues	898	1,328	3,141	2,822

Gross margin	1,470	1,562	4,001	4,630

Operating expenses:
Sales and marketing	1,791	1,379	5,337	3,839
Research and development	1,568	1,495	4,751	4,503
General and administrative	1,009	891	3,208	2,760

Total operating expenses	4,368	3,765	13,296	11,102

Operating loss	(2,898)	(2,203)	(9,295)	(6,472)

Interest income (expense), net	80	20	419	(86)
Other income, net	23	20	49	44

Loss before income taxes	(2,795)	(2,163)	(8,827)	(6,514)

Provision (benefit) for income taxes	3	147	63	(444)

Net loss	$(2,798)	$(2,310)	$(8,890)	$(6,070)

Net loss per share:
Basic	$(0.14)	$(0.16)	$(0.46)	$(0.43)
Diluted	$(0.14)	$(0.16)	$(0.46)	$(0.43)

Weighted average shares and share equivalents:
Basic	19,476	14,251	19,163	14,180
Diluted	19,476	14,251	19,163	14,180

The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

 (amounts in thousands, unaudited)

	Nine months ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(8,890)	$(6,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	253	320
Other	-	(63)
Net changes in assets and liabilities:
Accounts receivable, net	(4,505)	(2,749)
Prepaid and other current assets	(856)	111
Other non-current assets	(100)	325
Accounts payable	(670)	(98)
Accrued liabilities	(678)	113
Accrued royalties	(770)	291
Deferred revenue	4,715	(519)
Income taxes	(146)	581
Net cash used in operating activities	(11,647)	(7,758)
Cash flows from investing activities:
Proceeds from sale of property and equipment	-	3
Purchases of property and equipment	(142)	(218)
Product line sale proceeds held in escrow	-	(215)
Product line sale proceeds released from escrow	5,050	1,300
Net cash provided by investing activities	4,908	870
Cash flows from financing activities:
Proceeds from issuance of shares, net	4,969	2,000
Proceeds from exercise of stock options	245	934
Net cash provided by financing activities	5,214	2,934
Net decrease in cash and cash equivalents	(1,525)	(3,954)
Cash and cash equivalents at beginning of the period	12,051	4,677
Cash and cash equivalents at end of the period	$10,526	$723

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

The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on December 31, 2001.

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

Statement regarding computation of loss per share  (in thousands except per share data, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Net loss	$(2,798)	$(2,310)	$(8,890)	$(6,070)

Calculation of basic loss per share:
Weighted average number of ordinary shares outstanding used in computation	19,476	14,251	19,163	14,180

Basic loss per share	$(0.14)	$(0.16)	$(0.46)	$(0.43)

Calculation of diluted loss per share:
Weighted average number of ordinary shares outstanding used in computation	19,476	14,251	19,163	14,180
Net effect of dilutive stock options outstanding	-	-	-	-

	19,476	14,251	19,163	14,180

Diluted loss per share	$(0.14)	$(0.16)	$(0.46)	$(0.43)

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

Total comprehensive loss was not different from the net loss reported for the three and nine months ended September 30, 2001.

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

Note 6.  Commitments and Contingencies

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

In September 2001, Insignia and Sun Microsystems, Inc. (“Sun”) entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement (the “Distribution Agreement”) between the two companies.  In addition, in June 2001, the two companies entered into an addendum (the “Addendum”) to the Distribution Agreement relating to distribution of products to an Insignia customer.  The Amendment and the Addendum each require Insignia to make non-refundable royalty prepayments to Sun.  A total of $2,750,000 of prepaid royalties were paid to Sun under these agreements through the third quarter of 2001, and these agreements require additional royalty prepayments totaling $1,150,000, $1,750,000 and $1,350,000 in the fourth quarter of 2001, the first quarter of 2002 and the second quarter of 2002, respectively.

Note 7.  Segment information

Insignia operates in a single industry segment providing virtual machine technology which enables software applications and operating systems to be run on various computer platforms.  In the third quarter of 2001, Phoenix Technologies, Ltd. (“Phoenix”) and Lineo, Inc. (“Lineo”) accounted for 53% and 26% of total revenues, respectively.  In the third quarter of 2000, Victor Data Systems Company, Ltd. (“VDS”), Ravisent Technologies Internet Appliance Group, Inc. (“Ravisent”), and Bsquare Corporation (“Bsquare”) accounted for 38%, 24% and 19% of total revenues, respectively. For the nine months ended September 30, 2001, Phoenix accounted for 46% of total revenues.  For the nine months ended September 30, 2000, Gemstar International Group Ltd., Quantum Corporation, and VDS accounted for 24%, 20% and 19% of total revenues, respectively.  No other customer accounted for 10% or more of Insignia's total revenues during 2001 and 2000.

Geographic information

Financial information by geographical region is summarized below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues from unaffiliated customers:
United States	$2,304	$2,890	$6,787	$7,421
International	64	-	355	31
Consolidated	$2,368	$2,890	$7,142	$7,452
Intercompany revenues:
United States	$51	$-	$284	$-
International	1,215	1,128	3,143	2,789
Consolidated	$1,266	$1,128	$3,427	$2,789
Operating loss:
United States	$(1,704)	$(946)	$(5,160)	$(1,931)
International	(1,194)	(1,257)	(4,135)	(4,541)
Consolidated	$(2,898)	$(2,203)	$(9,295)	$(6,472)

	September 30,
	2001	2000
Identifiable assets:
United States	$16,081	$4,175
International	39,408	24,106
Intercompany items and eliminations	(34,377)	(17,828)
Consolidated	$21,112	$10,453
Long-lived assets:
United States	$442	$396
International	34,687	23,176
Intercompany items and eliminations	(34,377)	(17,828)
Consolidated	$752	$5,744

All of the international revenues and substantially all of the international identifiable assets relate to Insignia's operations in the United Kingdom.  Intercompany sales are accounted for at prices intended to approximate those that would be charged to unaffiliated customers.

Revenues from United States operations included export sales of $99,500 and $1,200,000 for the three months ended September 30, 2001 and 2000, respectively, and $882,000 and $1,653,000 for the nine months ended September 30, 2001 and 2000, respectively.

Revenue by geographic area for the quarter ended September 30, 2001 is as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total

Distributor	$2,009	$78	$12	$2,099
OEM	194	21	47	262
End User	2	-	5	7

Total	$2,205	$99	$64	$2,368

Percentage of total revenue	93%	4%	3%	100%

Revenue by geographic area for the quarter ended September 30, 2000 is as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total

Distributor	$601	$1,088	$-	$1,689
OEM	1,070	111	-	1,181
End User	20	-	-	20

Total	$1,691	$1,199	$-	$2,890

Percentage of total revenue	59%	41%	0%	100%

There were no European countries that accounted for more than 10% of total revenue.

Note 8.  Private placement and warrants

In December 1999, Insignia entered into agreements whereby Insignia issued 1,063,515 Ordinary Shares in ADS form, bundled with warrants, at a price of $4.23 per share to Castle Creek Technology Partners LLC and four other investors of whom one is a member of Insignia’s board of directors.  The bundled warrants give the investors the right to purchase a total of 319,054 ADSs at an exercise price of $5.29 per ADS.  The warrants expire on December 9, 2004.  Insignia received $4.5 million less offering expenses totaling $0.4 million.  The securities were issued by Insignia in reliance upon the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”).

During 2000, Insignia issued a total of 19,994 Ordinary Shares in ADS form at various prices, ranging from $6.281 to $16.50 to a director of Insignia, as payment for drawdown fees under a Line of Credit arrangement entered into in March 2000.  The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.

On November 24, 2000 Insignia entered into agreements whereby Insignia issued 3,600,000 Ordinary Shares in ADS form, bundled with warrants, at a price of $5.00 per share to a total of 23 investors, including Sun Microsystems, Bsquare, and a member of Insignia’s board of directors.  Insignia received $18.0 million less offering expenses totaling $2.0 million.  The bundled warrants give the investors the right to purchase 1,800,000 ADSs at an exercise price of the lower of the average quoted closing sale price of Insignia’s ADSs for the ten trading days ending on the day preceding the date of the warrant holder’s intent to exercise less a 10% discount, and $6.00.  In the second quarter of 2001, three investors exercised their warrants for 282,500 ADSs. In the third quarter of 2001, no investors exercised their warrant rights.  The warrants expire on November 24, 2003, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, Insignia may cancel the warrants upon sixty days prior written notice. Insignia also issued a warrant to purchase 225,000 ADSs to the placement agent exercisable at a price of $5.00 per ADS.  This warrant expires on November 24, 2005.  The securities were issued by Insignia in reliance upon the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act.

On December 31, 2000 Insignia issued a total of 251,333 Ordinary Shares in ADS form to Quantum Peripherals (Europe) SA, at a per share price of $4.23 per share under the terms of a convertible promissory note entered into on October 20, 1999.  The securities were issued in reliance upon the exemption from registration provided under Section 4 (2) of the Securities Act.

On February 12, 2001 Insignia entered into agreements whereby Insignia issued 940,000 Ordinary Shares in ADS form, bundled with warrants, at a price of $5.00 per share to a total of 4 investors, including Wind River Systems, Inc. and a member of Insignia’s board of directors.  The bundled warrants gave the investors the right to purchase 470,000 ADSs, at an exercise price of the lower of the average quoted closing sale price of Insignia’s ADSs for the ten trading days ending on the day preceding the date of the warrant holder’s intent to exercise less a 10% discount, and $6.00.  The warrants expire on February 12, 2004, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, Insignia may cancel the warrants upon sixty days prior written notice.  Insignia received $4.7 million less offering expenses totaling $0.5 million.  Insignia also issued a warrant to purchase 25,000 ADSs to the placement agent exercisable at a price of $5.00 per ADS.  This warrant expires on February 12, 2006.  The securities were issued by Insignia in reliance upon the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act.

Dilution Adjustments

As noted above, in December 1999, Insignia issued 1,063,515 Ordinary Shares in ADS form at a price of $4.23 per share through a private placement.  Along with ADSs, Insignia also issued to the investors warrants that entitle them to purchase a total of 319,054 ADSs at an exercise price of $5.29 per ADS.  As described below, the exercise price and the number of ADSs issuable under the warrants are subject to various adjustments.

Under the December 1999 private placement, the investors received warrants to purchase three ADSs for every 10 ADSs they purchased.  The exercise price of the warrants was set at 125% of the original per ADS purchase price, or $5.29.  However, the warrants contain anti-dilution provisions which decrease this exercise price and increase the number of ADSs purchasable if Insignia sells or is deemed to sell any shares at below market price during the term of the warrants, which ends on December 9, 2004.  The private placement that closed on November 24, 2000 was a sale which triggered the anti-dilution provisions in the warrants, and, as a consequence, the exercise price of the warrants has been decreased from $5.29 to $4.77 per ADS, and the number of ADSs purchasable has increased to 353,834.  The private placement on February 12, 2001 also triggered the anti-dilution provisions of the warrants issued on December 9, 1999.  However, the effect of such dilution was less than 1% of the exercise price, and, consequently, such adjustment is deferred until such time as the accumulation of this adjustment and future adjustments exceed at least 1% of the exercise price.

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

Under the December 1999 private placement, the investors were entitled to additional warrants to purchase ADSs at £0.20 nominal value per share if the average of the closing bid price of the ADSs over the ten days before an adjustment date was less than $4.23.  The adjustment dates commenced on March 10, 2000 and occurred on the 10th of each month through March 10, 2001, inclusive.  The rights for an adjustment date to occur would terminate upon release of at least $4.75 million of the funds held in escrow by Citrix on December 9, 1999.  However, not enough of the funds held were released to trigger this termination.  As calculated, the average bid price of Insignia’s ADSs on all the adjustment dates exceeded $4.23 per share and consequently no adjustment occurred.  The adjustment rights have now expired.

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

Amounts classified as warrants will remain outside  of  shareholders’ equity  for  the  life of   the warrant or until they are exercised,  whichever  occurs  first.  This  classification  reflects  certain potential  cash payments  that  may occur, should  Insignia  complete  a  major  transaction,  such  as  a takeover,  during  the  life of  the  warrants.  If a major transaction had occurred as of  September 30, 2001, the maximum cash payout would have been $280,768 based on the  estimated  Black-Scholes value of the warrant.

Limitations in the transaction agreements preclude these investors in question from achieving certain levels of beneficial ownership.  The securities purchase agreement, the warrants and the additional warrants contain the restriction that Insignia may not issue, and a selling investor may not purchase, and the warrants and additional warrants may not be exercised for any ADSs, if doing so would cause such investor to beneficially own more than 9.9% of the total Ordinary Shares in issue as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934.  Under the additional warrants, if such investors are prohibited from exercising the additional warrant as a result of the 9.9% restriction, the selling investor may, at its option and in addition to its other rights under the securities purchase agreement and the warrant, retain the warrant or demand payment, in cash, from Insignia in an amount  calculated  by  the  Black-Scholes  formula multiplied  by the number of ADSs  for  which  the additional warrant was exercisable, without regard to any limits on exercise.  The restrictions on the levels of beneficial ownership in these  documents do not, however, restrict  those investors  from  exercising  the  warrants or additional warrants up to those limitations, selling ADSs to decrease their level of beneficial ownership, and exercising the warrants to receive additional ADSs.  This could result in additional dilution to the holders of Insignia’s ADSs and a potential decrease in the price of the ADSs.

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

Note 11.  Related party transaction

During the three months and nine months ended September 30, 2001, Insignia recognized revenue of $1,250,000 and $3,300,000, respectively, from Phoenix Technologies, Ltd.  During the three months and nine months ended September 30, 2000, Insignia recognized revenue of $25,000 and $280,000, respectively, from Phoenix Technologies Ltd.  The CEO of Phoenix Technologies Ltd. was also a director on Insignia’s Board of Directors from March 1997 until March 2001.

During the three months and nine months ended September 30, 2001 and the three months ended December 31, 2000, Insignia recognized revenue of $90,000, $304,000 and $2.4 million, respectively, from Wind River Systems, Inc. (“Wind River”).  Wind River participated in a  private placement of equity in Insignia in February 2001 on the same terms as the other three investors in the private placement (see Note 8).  Wind River paid the aggregate purchase price of $2 million for 400,000 ordinary shares represented by ADRs and warrants to purchase 200,000 ordinary shares represented by ADRs.   In addition, a Vice President of Wind River, John C. Fogelin, was appointed to Insignia’s Board of Directors in January 2001.

On February 13, 2001, Insignia entered into an agreement with a person who is an officer and a director whereby Insignia would provide a three-year loan for $150,000.  The interest rate on the loan is prime plus 1%.  The interest accrual is due and payable monthly in arrears on the last calendar day of each month, beginning March 31, 2001.  On each annual anniversary from the date of this note, beginning on February 13, 2002, a payment of one-third of the original principal balance is due and payable in its entirety.  The second and third payment dates are February 13, 2003 and February 13, 2004.  In addition, on July 17, 2001, this person received an interest free loan of $50,000.  The July 17, 2001 loan was repaid in full on September 30, 2001.

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

Future operating results

This Form 10-Q contains forward looking statements.  These forward looking statements concern matters which include, but are not limited to, the revenue model and market for the Jeode product line, the features, benefits and advantages of the Jeode platform, international sales, gross margins, the availability of licenses to third-party proprietary rights, business and sales strategies, matters relating to proprietary rights, competition, exchange rate fluctuations and Insignia’s liquidity and capital needs.  These and other statements regarding matters that are not historical are forward-looking statements.  These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements.  In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the demand for the Jeode platform; the performance and functionality of Jeode; Insignia’s ability to deliver products on time, and market acceptance of new products or upgrades of existing products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; product life cycles; quality control of products sold; competitive conditions in the industry; economic conditions generally or in various geographic areas; and the risks listed from time to time in the reports that Insignia files with the U.S. Securities and Exchange Commission.  There can be no assurance that Insignia will experience growth in revenues and net income in any particular period when compared to prior periods.  Any quarterly or annual shortfall in net revenues and/or net income from the levels expected by securities analysts and shareholders could result in a substantial decline in the trading price of Insignia’s shares.

Insignia continues to face significant risks associated with the successful execution of its new product strategy.  These risks include, but are not limited to continued technology and product development, introduction and market acceptance of new products, changes in the marketplace, liquidity, competition from existing and new competitors who may enter the marketplace, and retention of key personnel.  Due to the generally long sales cycles associated with the Jeode platform, including a licensing process which usually takes as long as six to nine months to complete, Insignia does not currently have accurate visibility of future order rates and demand for its products generally.  There can be no assurance that Jeode platform products will achieve market acceptance.

Insignia has experienced operating losses in each quarter since the second quarter of 1996.  To achieve profitability, Insignia will have to increase its revenue.  Insignia’s ability to increase revenues depends upon the success of its Jeode product line.  Jeode has been available since March 1999, and it may not achieve widespread market acceptance.  If Insignia is unable to generate higher revenues from Jeode in the form of development license fees, maintenance and support fees, commercial use royalties and customer-funded engineering services, Insignia’s current revenue levels will be insufficient to sustain its business.

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three and nine month periods ended September 30, 2001 and 2000.

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Net revenues:
License	80.0%	81.3%	79.1%	82.7%
Service	20.0%	18.7%	20.9%	17.3%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of net revenues:
License	34.5%	43.1%	39.1%	33.2%
Service	3.4%	2.9%	4.9%	4.7%

Total cost of net revenues	37.9%	46.0%	44.0%	37.9%

Gross margin	62.1%	54.0%	56.0%	62.1%

Operating expenses:
Sales and marketing	75.6%	47.7%	74.7%	51.5%
Research and development	66.2%	51.7%	66.5%	60.5%
General and administrative	42.6%	30.8%	44.9%	37.0%

Total operating expenses	184.4%	130.2%	186.1%	149.0%

Operating loss	(122.3%)	(76.2%)	(130.1%)	(86.9%)

Interest income (expense), net	3.4%	0.7%	5.8%	(1.1%)
Other income (expense), net	0.9%	0.7%	0.7%	0.6%

Loss before income taxes	(118.0%)	(74.8%)	(123.6%)	(87.4%)

Provision (benefit) for income taxes	0.1%	5.1%	0.9%	(6.0%)

Net loss	(118.1%)	(79.9%)	(124.5%)	(81.4%)

Overview

Insignia, which commenced operations in 1986, develops, markets and supports software technologies that speed the adoption of Java-based individualized computing in Internet appliances and embedded devices.

In January 1998, Insignia announced its intention to launch a new product line called the Jeode™ platform, based on Insignia’s Embedded Virtual Machine (“EVM”™) technology.  This followed a strategic review in late 1997 of Insignia’s business.  Insignia also explored new markets that would take advantage of Insignia’s 15 years of emulation software development experience.  The Jeode platform is Insignia’s implementation of Sun Microsystems, Inc.’s (“Sun”) Java® technology tailored for Internet appliances and embedded devices.  It utilizes patent-pending intellectual property to provide these resource-constrained devices with high performance, fully-compatible Java applet and application support.   The product became available for sale in March 1999.  The Jeode platform is now the principal product line of Insignia and will be for the foreseeable future.  The Jeode product line revenue model is based on original equipment manufacturers’ (“OEMs”) and channel partners’ customer transactions.

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

Revenues

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000
	(in thousands)
License revenue	$1,883	$2,349	$5,648	$6,166
Service revenue	485	541	1,494	1,286
Total net revenue	$2,368	$2,890	$7,142	$7,452

Revenue from the Jeode product line is derived from four main sources: the sale of a development license, the sale of annual maintenance and support contracts/services, prepaid royalties and commercial use royalties based on shipments of products that include Jeode technology, and customer-funded engineering activities.  Insignia derived its SoftWindows revenues from the sale of packaged software products and annual maintenance contracts, along with royalties received from bundling agreements with OEMs and customer-funded engineering activities under OEM contracts.  Revenues from the sale of development licenses, packaged products and royalties received from OEMs are classified as license revenue, while revenues from customer-funded engineering activities, training, and annual maintenance contracts are classified as service revenue.

In the third quarter of 2001, total revenues decreased by 18% compared to total revenues for the third quarter of 2000.  In the nine months ended September 30, 2001, total revenues decreased by 4% compared to total revenues for the first nine months of 2000.  The decrease was primarily due to current economic conditions, delayed and canceled projects and deals with lower prepayments.  The Jeode platform is the principal product of Insignia accounting for 100% of the total revenue for the three and nine months ended September 30, 2001.  The Jeode platform accounted for 99% and 98% of total revenue for the three months and nine months ended September 30, 2000, respectively.  Insignia believes adoption of the Jeode platform will increase.  However, due to revenue recognition rules, not all of this growth will necessarily translate into revenue in the immediate future.

License revenue and service revenue accounted for 80% and 20%, respectively, of total revenues for the three months ended  September 30, 2001.  For the nine months ended September 30, 2001, license revenue and service revenue accounted for 79% and 21%, respectively, of total revenues.  For the three months ended September 30, 2000, license revenue and service revenue accounted for 81% and 19%, respectively, of total revenues.  For the nine months ended September 30, 2000, license revenue and service revenue accounted for 83% and 17%, respectively, of total revenues.

License revenue decreased 20% in the third quarter of 2001 compared to license revenues in the third quarter of 2000.  For the nine months ended September 30, 2001, license revenue decreased 8% compared to the same period in 2000.  The decrease was primarily due to current economic conditions, delayed and canceled projects and deals with lower prepayments.  Jeode license revenues for both the three months and nine months ended September 30, 2001 accounted for 100% of total license revenues.  Jeode license revenues for the three months and nine months ended September 30, 2000 accounted for 100% and 99%, respectively, of total license revenues.

Service revenue in the third quarter of 2001 was 10% lower than service revenue in the third quarter of 2000 due to decreased Jeode engineering work.  Service revenue for the nine months ended September 30, 2001 was 16% higher than service revenue for the same period in 2000. The increase was primarily due to increased Jeode engineering and Jeode support contracts in the first half of 2001.  Jeode service revenues accounted for 100% of total service revenues for both the three months and nine months ended September 30, 2001.  Jeode service revenues for the three months and nine months ended September 30, 2000 accounted for 96% and 93% of total service revenues, respectively.  SoftWindows service revenues for the three months and nine months ended September 30, 2001 accounted for 0% of total service revenues.  SoftWindows service revenues accounted for 4% and 7%, respectively, of the service revenue for the three months and nine months ended September 30, 2000.

Sales to Distributors and OEMs representing more than 10% of total revenue in each period accounted for the following percentages of total revenue.

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Distributors:
Phoenix	53%	*	46%	*
Lineo	26%	*	*	*
VDS	*	38%	*	19%
Bsquare	*	19%	*	9%

All Distributors:	89%	58%	70%	34%

OEMs:
Quantum Corporation	*	*	*	20%
Gemstar International Group Ltd.	*	*	*	24%
Ravisent	–	24%	–	9%

All OEMs:	11%	41%	30%	63%

* Less than 10%

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 7% of total revenues in the three months ended September 30, 2001, 41% of total revenues in the three months  ended September 30, 2000, 15% of total revenues in the nine months ended September 30, 2001 and 22% of total revenues in the nine months ended September  30,  2000.  Insignia markets Jeode to Internet appliance and embedded device manufacturers in the United States, Europe and Japan.

Cost of revenues and gross margin

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(in thousands, except percentages)

Cost of license revenue	$818	$1,245	$2,792	$2,470
Gross margin: license revenue	57%	47%	51%	60%

Cost of service revenue	80	83	349	352
Gross margin: service revenue	84%	85%	77%	73%

Total cost of revenues	$898	$1,328	$3,141	$2,822
Gross margins: total revenues	62%	54%	56%	62%

Cost of license revenue is mainly comprised of royalties to third parties, along with the costs of documentation, duplication and packaging.  Cost of service revenue includes costs associated with customer-funded engineering activities and end-user support under maintenance contracts.

Insignia believes that the significant factors affecting the Jeode platform gross margin include pricing of the development license, pricing of the unit usage and royalties to third parties such as Sun Microsystems, Inc. (“Sun”).  In early 1999, Insignia signed a five-year agreement with Sun under which Sun established Insignia as an authorized Virtual Machine provider.  Under this agreement, Insignia will pay Sun a per unit royalty on each Jeode platform-enabled Internet appliance or embedded device shipped by Insignia’s customers, plus a royalty on all development licenses put in place between Insignia and its customers. In the third quarter of 2001, Insignia amended its license agreement with Sun.  The amendment expanded the scope of the licensed technology, changed the royalty rate, limited the royalty obligations to only per units licensed, established a prepaid royalty schedule and extended the expiration date of the contract from March 2004 to June 2004.  License revenue gross margins in the quarter ended September 30, 2001 were 57%, compared to 47% for the same period in 2000.  For the nine months ended September 30, 2001, license revenue gross margins were 51% compared to 60% for the same period in 2000. The increase for the three months ended September 30, 2001 over the same period in 2000 was due to deals with favorable gross margins.  The decrease for the nine months ended September 30, 2001 was due primarily to a large deal with lower gross margin.

Gross margin for service revenue is impacted by the level of and pricing terms of customer funded engineering activities, which can vary from customer to customer, from contract to contract, and based on the level of maintenance contracts sold.  Gross margin for service revenue decreased in the third quarter of 2001 to 84% from 85% in the same period of 2000 due to less favorable labor costs on fixed price engineering consulting contracts.  For the nine months ended September 30, 2001, service revenue gross margins were 77% compared to 73% for the same period in 2000.  The increase was due to Jeode customer-funded engineering activities and maintenance agreements with favorable margins.

Operating expenses

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(in thousands, except percentages)

Sales and marketing	$1,791	$1,379	$5,337	$3,839
Percentage of total revenues	76%	48%	75%	52%

Research and development	$1,568	$1,495	$4,751	$4,503
Percentage of total revenues	66%	52%	67%	60%

General and administrative	$1,009	$891	$3,208	$2,760
Percentage of total revenues	43%	31%	45%	37%

Sales and marketing expenses consist primarily of personnel and related overhead costs, salesperson commissions, advertising and promotional expenses, and trade shows.  Sales and marketing expenses increased by 30% in the quarter ended September 30, 2001 from the quarter ended September 30, 2000, and by 39% for the nine months ended September 30, 2001 from the same period of 2000.  The increase was primarily due to increased personnel costs, new hires, and increased legal fees relating to patents and trademarks. Insignia anticipates a moderate increase in sales and marketing expenses in the near term as Insignia continues to increase its marketing and sales organization for its Jeode product line.  Insignia has established a direct sales force in the United States, Europe and Japan. Insignia has also developed relationships with strategic partners to leverage the Jeode technology.

Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation.  Research and development expenses rose by 5% and 6% in the three months and nine months ended September 30, 2001, respectively, over the same periods in 2000 due to increased personnel costs.  Research and development expenses are expected to decrease moderately in the near term. This expected decrease is largely due to a head count reduction of 15 people which occurred early in the fourth quarter of 2001.  The head count reduction was a result of deteriorating economic conditions and automation of some of the engineering testing functions.  In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In the first nine months of 2001 and 2000, no development expenditures were capitalized, as there were no amounts that qualified for capitalization.

General and administrative expenses consist primarily of personnel and related overhead costs for finance, corporate legal, information systems, human resources and general management. General and administrative expenses increased by 13% in the three months ended September 30, 2001 over the same period of 2000, and by 16% for the nine months ended September 30, 2001 from the same period of 2000. General and administrative expenses are expected to decrease moderately in the near term due to a headcount reduction of 4 people, which occurred early in the fourth quarter of 2001.  The three months ended both March 31, 2001 and September 30, 2001 included a large increase in expense as a result of adjusting a debt reserve for a debt that was considered uncollectible.  However, the debt was collected in July 2001 and the reserve was reversed in the three months ended June 30, 2001.  Excluding the impact of the reserve adjustments, general and administrative expenses increased by 1% in the three months ended September 30, 2001 over the same period of 2000, and by 9% for the nine months ended September 30, 2001 over the same period of 2000.  The increase was primarily due to recruiting fees for replacement hires.

Interest income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(in thousands, except percentages)

Interest income (expense), net	$80	$20	$419	$(86)
Percentage of total revenues	3%	1%	6%	(1%)

Interest income (expense), net increased from $20,000 in the three months ended September 30, 2000 to $80,000 in the three months ended September 30, 2001. For the nine months ended September 30, 2001, interest income (expense), net increased from an expense of $86,000 to income of $419,000.  The increases in interest income were a result of higher cash and cash equivalent balances, and no debt.  The three months ended March 31, 2000 included a one time expense for a $300,000 commitment fee for a $5 million line of credit secured in the first quarter of 2000.  The line of credit was repaid in the fourth quarter of 2000, resulting in interest income only for the nine months ended September 30, 2001.

Other income, net

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(in thousands, except percentages)

Other income, net	$23	$20	$49	$44
Percentage of total revenues	1%	1%	1%	1%

Other income, net increased from income of $20,000 in the three months ended September 30, 2000 to income of $23,000 in the three months ended September 30, 2001, and were primarily comprised of foreign exchange gains in both periods.  In the nine months ended September 30, 2001, other income, net increased from income of $44,000, for the same period last year, to income of $49,000.

For the nine months ended September 30, 2001 approximately 95% of Insignia’s total revenues and over 47% of its operating expenses are denominated in United States dollars.  Most of the remaining revenues and expenses of Insignia are British pound sterling denominated and consequently Insignia is exposed to fluctuations in British pound sterling exchange rates.  To hedge against this currency exposure, Insignia has, in prior years, entered into foreign currency options and forward exchange contracts for periods and amounts consistent with the amounts and timing of its anticipated pound sterling denominated operating cash flow requirements.

Insignia has, at times, an investment portfolio of fixed income securities that are classified as “available for sale securities.”  These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  Insignia attempts to limit this exposure by investing primarily in short-term securities.

Provision (benefit) for income taxes

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(in thousands)

Provision (benefit) for income taxes	$3	$147	$63	$(444)
Effective income tax rate	-	-	-	-

Insignia’s benefit for income taxes for the nine months ended September 30, 2000 primarily represents a tax refund from the U.K. government on taxes paid in the years 1995 - 1997.  Insignia’s provision for income taxes for the three months ended September 30, 2000 and three and nine months ended September 30, 2001 primarily represents Japanese sales tax withholding.  Insignia has recorded a full valuation allowance against all deferred tax assets, primarily comprised of net operating losses, on the basis that significant uncertainty exists with respect to their realization.

Liquidity and capital resources

	September 30, 2001	September 30, 2000
	(in thousands)

Cash, cash equivalents and restricted cash	$10,776	$1,093
Cash and cash equivalents held in escrow	$-	$4,975
Working capital (deficit)	$12,762	$(4,905)
Net cash used in operating activities for the nine month period	$(11,647)	$(7,758)

Insignia has transitioned its product focus from compatibility products to its Jeode product line based on Insignia’s EVM technology.  This change in product focus has resulted in a redirection of available resources from Insignia’s historical revenue base towards the development and marketing efforts associated with the Jeode platform, which was released for general availability in March 1999.  Cash used in operating activities in the third quarter of 2001 totaled $1.7 million compared to $5.5 million in the second quarter of 2001.  For the nine months ended September 30, 2001, cash used in operating activities totaled $11.6 million compared to $7.8 million for the same period in 2000.

Insignia’s cash, cash equivalents, restricted cash, and funds held in escrow, were $10.8 million at September 30, 2001, an increase of $4.7 million from $6.1 million at September 30, 2000.  Working capital increased to $12.8 million at September 30, 2001, from $(4.9) million at September 30, 2000.  The principal source of working capital came from a private placement funding, warrant exercises and receivable collections.

A large portion of the accounts receivable balance for the quarter ended September 30, 2001 is related to one customer, Phoenix, and accounts for 66% of the outstanding balance.

In September 2001, Insignia and Sun Microsystems, Inc. (“Sun”) entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement (the “Distribution Agreement”) between the two companies.  In addition, in June 2001, the two companies entered into an addendum (the “Addendum”) to the Distribution Agreement relating to distribution of products to an Insignia customer.  The Amendment and the Addendum each require Insignia to make non-refundable royalty prepayments to Sun.  A total of $2,750,000 of prepaid royalties were paid to Sun under these agreements through the third quarter of 2001, and these agreements require additional royalty prepayments totaling $1,150,000, $1,750,000 and $1,350,000 in the fourth quarter of 2001, the first quarter of 2002 and the second quarter of 2002, respectively.

Insignia has granted extended payment terms from time to time and recognizes these future payments as accounts receivable and deferred revenue.

Based upon Insignia’s current forecasts and estimates, Insignia is targeting its current cash, cash equivalents and short-term investments, together with cash generated from on-going operations, to be sufficient to meet its anticipated cash needs for working capital and capital expenditures through at least September 30, 2002.  If cash generated from operations is insufficient to satisfy Insignia’s liquidity requirements, Insignia may seek to sell additional equity or convertible debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on Insignia’s operations.  The sale of additional equity or convertible debt securities could result in additional dilution to Insignia’s stockholders.  Insignia may not be able to obtain additional financing on acceptable terms, if at all.  If Insignia is unable to obtain additional financing as and when needed and on acceptable terms, Insignia may be required to reduce the scope of its planned sales, marketing and product development efforts, which could jeopardize Insignia’s business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

From time to time, Insignia enters into derivative financial instruments such as currency option contracts to hedge certain anticipated, but not yet committed, transactions expected to be denominated in foreign currencies.  Insignia does not use derivative financial instruments for trading or speculative purposes.  Insignia’s downside risk with respect to currency option contracts (British pound sterling) is limited to the premium paid for the right to exercise the option.  Insignia did not enter into any currency option hedge contracts in the third quarter of 2001 or the third quarter of 2000 and had no option hedge contracts outstanding as of September 30, 2001 or September 30, 2000.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this Report:

Exhibit 10.70	Amendment No. 3, dated September 28, 2001, to the Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 **

Exhibit 10.71	Addendum, dated June 6, 2001, to the Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 **

Exhibit 10.72	Master Support Agreement between Sun Microsystems, Inc. and Registrant, dated September 28, 2001 **

(b) Reports on Form 8-K

Insignia filed during the quarter ended June 30, 2001 a Report on Form 8-K reporting under Item – 9 announcing a signed agreement with Phoenix Technologies Ltd. dated June 6, 2001.

** Confidential treatment has been requested with respect to certain portions of this agreement.  Such portions were omitted from this filing and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SOLUTIONS PLC
(Registrant)

Date: November 14, 2001

/s/ ALBERT J. WOOD
ALBERT J. WOOD
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

Exhibit 10.70	Amendment No. 3, dated September 28, 2001, to the Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 **

Exhibit 10.71	Addendum, dated June 6, 2001, to the Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 **

Exhibit 10.72	Master Support Agreement between Sun Microsystems, Inc. and Registrant, dated September 28, 2001 **

** Confidential treatment has been requested with respect to certain portions of this agreement.  Such portions were omitted from this filing and filed separately with the Securities and Exchange Commission.