Form 10-K
period 2001-12-31
INSIGNIA SOLUTIONS PLC
filed 2002-04-01
CIK 1002390

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
or,

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-27012

Insignia Solutions plc

(Exact name of Registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization)	Not applicable (I.R.S. employer identification number)

41300 Christy Street Fremont California 94538-3115 United States of America (510) 360-3700	Insignia House The Mercury Centre Wycombe Lane, Wooburn Green High Wycombe, Bucks HP10 0HH United Kingdom (44) 1628-539500

(Address and telephone number of principal executive offices and principal places of business)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

Ordinary Shares (£0.20 nominal value)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $21,290,000 as of February 25, 2002 based upon the closing sale price on the Nasdaq National Market reported for such date. Ordinary shares held by each officer and director and by each person who owns 5% or more of the outstanding Ordinary share capital have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes.

As of February 25, 2002, there were 19,561,727 Ordinary shares of £0.20 each nominal value, outstanding.

Documents Incorporated by Reference

None

PART I

        This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, particularly the ongoing development of the Jeode™ product line, the timing of the availability of enhancements of the Jeode platform, the Jeode product and service offerings, the revenue model and market for the Jeode platform, the features, benefits and advantages of the Jeode platform, international sales, the availability of licenses to third-party proprietary rights, business and sales strategies, matters relating to proprietary rights, competition, facilities needs, exchange rate fluctuations and the Company's liquidity and capital needs and other statements regarding matters that are not historical are forward-looking statements.

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

Item 1—Business

Overview

        Insignia Solutions plc (the "Company"), which commenced operations in 1986, develops, markets and supports software technologies that implement accelerated virtual machine technology for memory-constrained smart devices.

        In January 1998, the Company announced its intention to launch a new product line called the Jeode™ platform, based on the Company's Embedded Virtual Machine ("EVM"™) technology. This followed a strategic review in late 1997 of the Company's business. The Company also explored new markets that would leverage the Company's 16 years of emulation software development experience. The Jeode platform is the Company's implementation of Sun Microsystems, Inc.'s ("Sun") Java® technology tailored for smart devices. It leverages patent-pending intellectual property to provide these resource-constrained devices with high performance, fully-compatible Java applet and application support. The product became available for sale in March 1999. The Jeode platform was the principal product line of the Company in 2001. The Company expects that it will continue to rely upon sales of Jeode products, plus new products that may be introduced, for the Company's revenue in the foreseeable future. The Jeode product line revenue model is based on original equipment manufacturer's ("OEMs") and channel partners' customer transactions.

        During 2001, the Company began development of a range of products for the mobile handset and wireless carrier industry. These products build on our position as a Virtual Machine ("VM") supplier for manufacturers of mobile devices and allow wireless carriers to build valuable incremental services. These new products will be shipping during 2002.

        Before 1998, the Company's principal product line in past years was SoftWindows™. This product enabled Microsoft Windows ("Windows"®) applications to be run on most Apple Computer Inc. ("Apple"®) Macintosh computers and many UNIX workstations. Revenues from this product line grew until 1995, but declined significantly after that date, along with margins. This was due to a declining demand for Apple Macintosh products and increased competition. The Company also shipped RealPC, a low cost software product that allowed consumers to play games and other applications designed for Intel-based PCs on their Power Macintosh computers. In 1999 Management took steps to discontinue these product lines, thus allowing the Company to focus exclusively on its Jeode platform business strategy.

Products and Support

Summary

        The Jeode product has been available for sale since March 16, 1999. In 2001, revenue from the Jeode product line was derived from four main sources: the sale of a development license, the sale of annual maintenance and support contracts/services, prepaid royalties and commercial use royalties based on shipments of products that include Jeode technology, and customer-funded engineering activities. The Jeode product line revenue model is based on a combination of indirect sales to customers through OEMs as well as direct sales to customers. Jeode product line revenues accounted for 99% of total Company revenues in 2001, and 95% of total Company revenues in the fourth quarter of 2001.

        SoftWindows revenues accounted for 1% of total Company revenues in 2001.

Jeode Platform

        The Company's Jeode platform allows developers to create applications for smart devices (Personal Digital Assistants, Mobile Phones, Automobile Multimedia, Set Top Boxes as well as computer devices and other embedded devices) using Java technology. The Java environment was originally designed by Sun and first unveiled in 1995. Currently, Venture Development Corporation ("VDC") estimates that during 2001 over 24 million Java-enabled smart devices shipped. VDC estimates that during 2005 Java-enabled smart device shipments will increase to over 600 million units, with over 514 million of these smart devices being mobile phones.

        There is a growing demand in the smart device markets for Java technology because the Java language is simple, robust, object oriented, and multi-threaded—meaning it supports applications that do more than one thing at a time. Among the Java platform's biggest advantages are its "write once, run anywhere" architecture and its ability to deliver virus-free code. In addition, the Java technology platform is interpreted and dynamically extensible and is easy to connect to the Internet. Smart devices, if programmed in Java technology, could be dynamically downloaded with new functionality over the Internet instead of requiring consumers to purchase an entire new device or taking the device to a repair shop.

        Historically, implementations of Java technology were designed for medium to large computing environments, and did not scale down to meet the resource constraints of smart devices.

        With the Company's 16 years of experience developing virtual machine technology to function under severe systems resource restrictions, the Company has developed its version of a Java embedded virtual machine which fits within the constraints of a smart device. The Company believes its VM incorporates unique technologies, including dynamic adaptive compilation and precise, concurrent garbage collection to achieve optimal performance and robustness in limited memory smart devices.

Consequently, the Company believes it is in a unique position to take advantage of the opportunity and demand that now exists.

        A vital component of the Company's Jeode platform is the highly configurable and tunable VM, which optimizes the performance of embedded application software in resource constrained smart devices. The Company believes the Jeode platform addresses the specific requirements of smart device developers, making Java technology viable for the smart device markets for the first time.

        The Jeode platform is available for ARM, MIPS, x86, Hitachi SuperH-3 and SuperH-4 and Power PC processors, and Windows CE 2.12 and 3.0, Windows NT4, VxWorks, Linux, ITRON, Nucleus, BSDi Unix, pSOS and other operating systems, with additional processor/operating system platforms planned for introduction in 2002. The Company also offers various services and will license technology for porting the Jeode platform to other platforms to help developers migrate their applications to their platforms more easily.

        The Company has filed applications with the Patent Office of the United Kingdom and the United States for international protection of certain of its technologies related to the Jeode platform.

Mobile Solutions

        The ability for smart devices to connect to an increasingly powerful network has enabled them to become a conduit for a variety of added-value services ("Service Driven Network"). Java has established itself as the standard environment for the Service Driven Network. In addition to its security and stability benefits, Java provides a consistent environment in which these services and applications can execute, regardless of the underlying hardware. Enterprise and consumer applications that are written in Java are ideal for those selling mobile services, as it provides the widest possible number of device platforms that can deliver the same service. For the above reasons, wireless carriers and mobile smart device manufacturers require 100% compatible Java foundation software.

        The Company's new mobile products enable handset manufacturers and wireless carriers to capitalize on the Java standard. Handset manufacturers need Sun certified, robust, rich and accelerated Java-enabling software for their design to be competitive and meet wireless carrier requirements. The Company's complete mobile client software stack meets the challenges of handset manufacturers while supporting the widest possible range of mobile services.

        Wireless carriers need to provide rich mobile services on the widest array of devices in order to capitalize on their investment. The Company is investing in carrier-grade server software that leverages the Company's intimate platform knowledge to enable carriers to meet these challenges.

SoftWindows

        On October 18, 1999, the Company entered into an exclusive licensing arrangement of its SoftWindows and RealPC product lines to FWB Software, LLC. This license was terminated by the Company in April, 2001. This product has reached the end of its product life cycle and is no longer offered as a product by the Company. The Company has no plans to license this product in the future.

Support—Jeode Platform

        The Company offers both pre and post sales support to its Jeode platform customers. Pre sales support is provided at no charge. After the sale, each customer usually commits to at least a one year annual maintenance contract which entitles the customer to receive standard support, including: web-based support, access to FAQs, on-line publications and documentation, email assistance, limited telephone support, and critical bug fixes and product updates (collective bug fixes and minor enhancements). Annual maintenance contracts are also usually required during the time that the customer is developing and/or shipping products that include any of the Jeode technology.

Support—SoftWindows

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

Dependence on Jeode Platform Revenue

        The Company's future performance depends upon sales of products within the Company's new Jeode product line. During the fourth quarter of 2001, sales and service revenues related to the Jeode product line totaled $3.0 million, which accounted for 95% of the Company's total revenue in such quarter. The Company incurred an operating loss of $2.4 million in the fourth quarter of 2001. The Jeode platform may not achieve or sustain market acceptance or provide the desired revenue levels. At current overhead levels, the Company requires revenues of more than $6.0 million per quarter to achieve an operating profit. Overhead expenses are anticipated to increase in 2002. In 2001, the Jeode product line was the Company's sole product line offering. The Company expects that it will continue to rely upon sales of Jeode products, plus new products that may be introduced, for the Company's revenue for the foreseeable future.

        Potential customers must generally consider a wide range of issues before committing to license the Company's product. These issues include product benefits, infrastructure requirements, ability to work with existing systems, functionality and reliability. The process of entering into a development license with a customer typically involves lengthy negotiations. As a result of the Company's sales cycle, it is difficult for the Company to predict when, or if, a particular prospective licensee might sign a license agreement. Development license fees may be delayed or reduced as a result of this process.

        The Company's success depends upon the use of the Company's technology by the Company's licensees in their smart devices and in their success in developing, marketing and distributing such products. In 1999 and 2000, the majority of the Jeode license transactions were with customers who intended to develop, market and distribute internet appliances. Most of these internet appliance development projects were subsequently delayed or cancelled by the customers, partly as a result of the market downturn for internet related endeavors in the second half of 2000. Consequently, most of the customer projects for which the Jeode product was licensed in 1999 and 2000 have not resulted in either actual products in production, or products shipping in significant volumes in 2001, as was expected. In 2001, the Company refocused its efforts on markets other than the internet appliance market. However, it is uncertain whether such markets will experience downturns or other setbacks similar to those endured by the internet appliance market.

        The Company's licensees undertake a lengthy process of developing systems that use the Company's technology. When a licensee enters into a development license with the Company, the licensee will often prepay some future commercial use royalties, typically an amount projected to cover approximately 6 months of future usage. In 1999, 2000 and 2001, the substantial majority of the Company's license revenues were attributable to customer prepayments of commercial use royalties. However, in 2001, the Company experienced increased customer resistance to substantial prepayments of commercial use royalties and some customer licenses required no prepayments, or required prepayments in amounts that were significantly lower than typical prepayments that were made in 1999 and 2000. The increased customer resistance to make substantial prepayments of commercial use royalties in 2001 was due to various factors including a general downturn in the economy, a slowdown in technology related spending, and a more cautious approach by customers that had recently seen many of the internet appliance projects delayed or cancelled. While the majority of the new customers for 2001 made prepayments of commercial use royalties, the increased customer resistance to such prepayments seen in 2001 is expected to continue indefinitely. This trend will generate a lower average royalty prepayment per customer, resulting in greater difficulty in growing future Company license revenues through the prepayment of commercial use royalties. The Company has historically relied on prepayments of commercial use royalties for license revenue growth and as a source of cash for ongoing operations.

        After the Company's licensee makes a prepayment of future commercial use royalties, thereafter, until a licensee has sales of its smart device incorporating the Company's technology which generate sufficient commercial use royalties to surpass any prepayment to the Company, the Company does not receive any further royalties from that licensee. The Company expects that the period of time between entering into a development license and actually recognizing further commercial use royalties to be not only lengthy, but contingent on many factors, which makes it difficult for the Company to predict when the Company will recognize royalties from commercial use licenses.

        The market for commercially available virtual machines is fragmented and highly competitive. The Company's main competitors are Aplix Corporation, Hewlett-Packard Company, International Business Machines, Kada Systems, Inc., and Tao Group. The Jeode product line is targeted at the emerging Java-based smart device marketplaces, which are rapidly changing and are characterized by an increasing number of new entrants whose products compete with the Jeode platform. As the industry continues to develop, the Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality than the Company's products. Many of the Company's current competitors, as well as potential competitors, have substantially greater financial, technical, marketing and sales resources than the Company does, and the Company might not be able to compete successfully against these companies. If price competition increases significantly, competitive pressures could cause the Company to reduce the prices of the Company's products, which would result in reduced gross margins and could harm the Company's ability to provide adequate service to the Company's customers. The Company's pricing model for the Company's software products is based on a range of mid-priced development license packages, combined with low-priced per-unit royalty payments for each smart device that incorporates the Company's technology, and may be subject to significant pricing pressures, including buy-out arrangements. Also, the market may demand alternative pricing models in the future. A variety of other potential actions by the Company's competitors, including increased promotion and accelerated introduction of new or enhanced products, could also harm the Company's competitive position.

        The market for smart devices is fragmented and is characterized by technological change, evolving industry standards and rapid changes in customer requirements. The Company's existing products will be rendered less competitive or obsolete if the Company fails to introduce new products or product enhancements that anticipate the features and functionality that customers demand. The success of the Company's new product introductions will depend on the Company's ability to accurately anticipate industry trends and changes in technology standards, timely complete and introduce new product designs and features, continue to enhance existing products, offer products across a spectrum of microprocessor families used in the smart device systems market, and respond promptly to customers' requirements and preferences. In addition, the introduction of new or enhanced products also requires that the Company manage the transition from older products to minimize disruption in customer ordering patterns.

Dependence on development and success of new products

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

Sales and Marketing

Jeode Products

        Jeode platform customers are expected to be OEMs of smart devices located primarily in North America, Europe and Japan. The Company has established a specialized direct sales force to sell the Jeode product line in North America, Europe and Japan. The Company has also established relationships and an indirect sales channel through various companies including Wind River Systems, Inc. ("Wind River"), Lineo, Inc., a subsidiary of Caldera, Inc. ("Lineo"), Phoenix Technologies Ltd. ("Phoenix") and BSquare Corporation ("BSquare") to sell the Jeode product line throughout the world. The Jeode product line revenue model is based on OEM customer transactions. The timing of customer transactions that occur in the direct or indirect sales channel is difficult to predict and revenues may vary significantly from quarter to quarter as a result. The failure to conclude a substantial customer transaction during a particular quarter could have a material adverse effect on the Company's revenues and results of operations.

        The Jeode platform became available in March 1999 and generated 99% of the Company's total revenues for 2001 and 95% of the Company's total revenues for the fourth quarter of 2001. In 2001, 27% of Jeode platform revenues were derived from OEM sales and 73% from distributors. Revenues from distributor customer Phoenix accounted for 49% of total revenues in the year. There were no OEM customers representing more than 10% of total revenues in the year.

        Marketing.    The Company focuses most of its efforts in marketing the Jeode platform in the smart device market.

        The Company is initially concentrating on selling its Jeode product line to markets that it believes will be early adopters of this technology. These early adopters include manufacturers of personal digital assistants (PDA's), mobile phones, digital set-top boxes, car navigation/multimedia systems, Internet terminals, handheld PC's, smart phones, webphones, mass storage devices and networking infrastructure.

        According to market research firm VDC, the market for Java-enabled smart devices will increase from over 24 million units in 2001 to over 610 million in 2005. The majority of these units are mobile phones with over 514 million of the total Java-enabled smart device market in 2005, which is 63% of the total available mobile phone market of 816 million units. In 2005, VDC estimates that the other Java-enabled smart device unit shipments will be: Digital TV with 36.7 million, PDA with 31.9 million, Automotive with 12.5 million, Other Consumer devices with 6.4 million and various embedded devices with 8 million.

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

        The Company plans to further develop sales channels in the smart device markets and to hire and train more sales personnel. Competition for qualified sales personnel is intense and there can be no assurance that the Company will be able to attract the personnel needed to market and sell products in the smart device markets. The Company anticipates increased operating expenses as it introduces new products and develops the organization to market, sell and support such products.

        The Company is also leveraging its resources by entering into commercial relationships with channel partners that would ship Jeode technology as part of a broader product offering.

        Sales Cycle.    The sales cycle for a smart device design win typically can range from three months to a year. Customers make product decisions only after extensive product review and hands-on evaluation. Because customers in the smart device markets tend to remain with the same vendor over time, the Company believes that it must devote significant resources to each potential sale. To the extent potential customers do not design the Company's products into their products, the resources the Company has devoted to the sales prospect would be lost.

        OEM Bundling.    The Company participates in numerous OEM bundling arrangements. Sales to OEM customers represented approximately 27%, 52% and 23% of total revenues in 2001, 2000 and 1999, respectively.

        Distributor Sales.    The Company has established a worldwide distribution channel for its Jeode products. Sales to Jeode distributors represented approximately 73%, 46% and 0% of total revenues in 2001, 2000 and 1999, respectively.

        International Sales.    Jeode platform sales to customers outside the United States, derived from customers in Asia and Europe, represented approximately 14%, 18% and 15% of total revenues in 2001, 2000 and 1999, respectively. The Company opened an office in Japan during 1999. Revenues from outside the United States are expected to increase significantly over time. International operations are subject to a number of risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing operations, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of laws and political and economic instability. In addition, fluctuations in exchange rates could affect demand for the Company's products. If for any reason exchange or price controls or other currency restrictions are imposed, the Company's business, financial condition and results of operations could be materially adversely affected. The Company markets its Jeode product line to manufacturers of smart devices in Japan. Economic conditions in Japan generally, as well as fluctuations in the value of the Japanese yen against the U.S. dollar and British pound sterling, could have a negative effect on the Company's revenues and results of operations. As the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

SoftWindows

        The Company sold SoftWindows through a multiple channel distribution system that included distributors and resellers. SoftWindows accounted for 1%, 2% and 74% of total company revenues in 2001, 2000 and 1999, respectively.

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

        The Company ceased making sales to distributors in mid 1999, and sold through its remaining inventories of SoftWindows product.

        OEM Bundling.    The Company has participated in numerous OEM bundling arrangements. In 2000 and 2001 the Company did not participate in any OEM arrangements, and consequently did not receive any revenue from such arrangements. In 1999 the Company participated in two such arrangements and license revenues from SoftWindows OEM's represented 7% of the Company's total revenues.

Strategic Alliances

        Sun Technology License and Distribution Agreement.    In the first quarter of 1999, the Company signed a five year agreement with Sun under which Sun established the Company as a Sun Authorized Virtual Machine Provider. The agreement authorizes access to the Java compatibility test suite and Java technology source code. The agreement includes technology sharing and compatibility verification. In September 2001, the Company and Sun entered into Amendment No. 3 (the "Amendment") to the Technology License and Distribution Agreement (the "Distribution Agreement") between the two companies. The Amendment requires the Company to make non-refundable royalty prepayments to Sun. Under the agreement, the Company will pay Sun a per unit royalty on each smart device shipped by the Company's customers. The Amendment deletes the former expiration terms and expires on June 30, 2004 with an optional 3 year term renewal on a portion of the Sun technology (specifically personal and embedded Java).

        If the agreement with Sun terminates or expires without renewal, the Company would not be able to market its Jeode product line. Any disruption in the Company's relationship with Sun would likely impair its sales of Jeode and result in a material adverse effect on the Company's business, financial condition and results of operations.

        Wind River.    In December 2000, the Company signed a three year OEM agreement with Wind River under which Wind River will offer the Jeode platform to customers as a component of its product and service offerings.

        BSquare Distribution Agreement.    In February 2000, the Company signed a three year distribution agreement with BSquare under which BSquare will offer the Jeode platform to customers as a component of its product and service offerings. Per the terms of the agreement, BSquare is the exclusive distributor of Jeode (as based on the PJava version of Java), as ported to the Windows CE or NT operating systems.

        Software Development Tools.    The Company, in prior years, licensed software development tool products from other companies to distribute with some of its products. These third parties may not be able to provide competitive products with adequate features and high quality on a timely basis or to provide sales and marketing cooperation. In addition, the Company's products compete with products produced by some of its licensors. When these licenses terminate or expire, continued license rights might not be available to the Company on reasonable terms. In addition, the Company might not be able to obtain similar products to substitute into its tool suites.

Competition

Jeode Products

        The markets for the Jeode product for smart devices are fragmented and are characterized by technological change, evolving industry standards and rapid changes in customer requirements. The Company's existing products will be rendered less competitive or obsolete if the Company fails to introduce new products or product enhancements that anticipate the features and functionality that customers demand. The success of the Company's new product introductions will depend on the Company's ability to accurately anticipate industry trends and changes in technology standards, timely complete and introduce new product designs and features, continue to enhance the Company's existing product lines, offer the Company's products across a spectrum of microprocessor families used in the target markets, and respond promptly to customers' requirements and preferences.

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

        The Jeode product line is targeted at the emerging Java-based smart device marketplaces, which are rapidly changing and are characterized by intense competition from existing competitors plus an increasing number of new entrants whose products compete with the Jeode platform. As the industry continues to develop, the Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality than the Company's products. Many of the Company's current competitors, as well as potential competitors, have substantially greater financial, technical, marketing and sales resources than the Company does, and the Company might not be able to compete successfully against these companies. If price competition increases significantly, competitive pressures could cause the Company to reduce the prices of the Company's products, which would result in reduced gross margins and could harm the Company's ability to provide adequate service to the Company's customers. The Company's pricing model for the Company's software products is based on a range of mid-priced development license packages, combined with low-priced per-unit royalty payments for each product that incorporates the Company's technology. This pricing model may be subject to significant pricing pressures, including buy-out arrangements. Also, the market may demand alternative pricing models in the future. A variety of other potential actions by the Company's competitors, including increased promotion and accelerated introduction of new or enhanced products, could also harm the Company's competitive position.

Product Development

        In January 1998, the Company announced it was developing the Jeode product for the emerging Java-based smart device marketplace. The Jeode platform is based upon the Company's virtual machine technology and is geared toward providing current smart device developers with the feature-rich Jeode product that is supported by tools compatible with smart device environments, such as configuration and remote debugging tools. In November 1998, the Company delivered beta versions of the Jeode platform. The Company released the Jeode platform in March 1999. The Company developed additional functionality during 2001 and intends to develop further functionality in 2002, particularly to provide compatibility with additional processor/operating platforms. Product development is subject to a number of risks, including development delays, product definition, marketing and competition. It is possible that development of the enhancements to the Company's Jeode platform will not be completed in a timely manner and, even if they are developed, that the product line will not achieve or maintain customer acceptance. The failure of the Company to commercialize its virtual machine technology successfully and in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company must continually change and improve its products in response to changes in operating systems, application software, computer hardware, networking software, programming tools and computer language technology. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable.

        In 2001, 2000 and 1999, the Company spent approximately $6.2 million, $6.0 million and $6.0 million, respectively, on Company-sponsored research and development. At December 31, 2001, the Company had 50 full-time employees engaged in research and development, all of whom were located at the Company's facility in the United Kingdom. The geographic distance between the Company's engineering personnel in the United Kingdom and the Company's principal offices in California and its primary markets in the United States and Japan has in the past led and could in the future lead to logistical and communication difficulties. There can be no assurance that the geographic and cultural differences between the Company's United States, Japanese and United Kingdom personnel and operations will not result in problems that materially adversely affect the Company's business, financial condition and results of operations. Further, because the Company's research and development operations are located in the United Kingdom, its operations and expenses are directly affected by economic and political conditions in the United Kingdom.

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

English Corporation

        The Company is incorporated under English law. One of the Company's executive officers and two of its directors reside in England. All or a substantial portion of the assets of such persons, and a significant portion of the assets of the Company, are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against them or against the Company, in United States courts, judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States. There is doubt as to the enforceability in England, in original actions or in actions for enforcement of judgments of United States courts, of civil liabilities predicated solely upon United States securities laws. In addition, the rights of holders of Ordinary Shares and, therefore, certain of the rights of ADS holders, are governed by English law, including the Companies Act 1985, and by the Company's Memorandum and Articles of Association. These rights differ in certain respects from the rights of shareholders in typical United States corporations.

Employees

        As of December 31, 2001, the Company employed 92 regular full-time persons, comprising 26 in sales, marketing and related staff activities, 50 in research and development and 16 in management, administration and finance. Of these, all research and development employees, 6 sales and marketing employees and 6 administration and finance employees are located in the United Kingdom. None of the Company's employees are represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

        The Company's success depends to a significant degree upon the continued contributions of members of the Company's senior management and other key research and development, sales and marketing personnel. The loss of any of such persons could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its future success will depend upon its ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel, the competition for whom is intense. In particular, the Company must recruit and retain marketing and sales personnel with expertise in smart devices. There can be no assurance that the Company will be successful in attracting and retaining such personnel, and the failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 2—Facilities

        The Company's headquarters and principal management, sales and marketing and support facility is located in Fremont, California, and consists of approximately 18,400 square feet under a lease that will expire in February 2003. The Company's principal European sales, research and development and administrative facility is located in High Wycombe, in the United Kingdom, and consists of approximately 10,700 square feet under a lease that will expire in August 2013. During 1998, the Company sublet until March 2002 facilities it formerly occupied in the United Kingdom, on substantially the same terms as those applicable to the Company. The Company's lease on the subleased premises expires in September 2017, except that with seven months' notice the Company may elect to terminate the lease in September 2002, 2007 and 2012. In January 2002, the Company entered into an agreement with the landlord to terminate the lease on April 13, 2002. During 1997, the Company vacated its Boston, Massachusetts facility. In January 1998, the Company sublet this facility through August 2001, the month the Company's lease on the facility expired. The Company also leases an office in Tokyo, Japan. The Company does not anticipate expanding the size of its facilities in California, the United Kingdom, or Japan in the foreseeable future.

Item 3—Legal Proceedings

        On October 4, 1999, the Company filed suit against Citrix Systems Inc. ("Citrix") and GraphOn Corporation ("GraphOn") in the Superior Court of the State of California, County of Santa Clara, relating to the misappropriation assertions of GraphOn and Citrix's refusal to release funds still remaining in escrow and breach of a Cooperation Agreement between the Company and Citrix. On March 15, 2000, GraphOn filed a suit against Citrix and the Company in the Superior Court of the State of California, County of Santa Clara, alleging trade secret misappropriation and breach of contract arising out of the same facts and circumstances set forth in the Company's action against GraphOn. The two cases were consolidated.

        This case was settled out of court on April 5, 2001. The settlement did not involve any payment on the GraphOn claims against the Company and the balance of an escrow account, $4.9 million, was released to the Company on April 20, 2001.

Item 4—Submission of Matters to a Vote of Security Holders

        None

Item 4A—Executive Officers of the Registrant

        The executive officers of the Company as of February 22, 2002 are as follows:

Name	Age	Position
Richard M. Noling	53	Chief Executive Officer, and Director
Albert J. Wood	45	Chief Financial Officer, Company Secretary and a Senior Vice President
George Buchan	49	Senior Vice President of Engineering and UK General Manager
Mark E. McMillan	38	President
C. Lamar Potts	48	Senior Vice President Worldwide Sales
Peter Baldwin	40	Executive Vice President Operations

        Richard M. Noling was named Chief Executive Officer in July 2000. Richard M. Noling was named President and Chief Executive Officer and a director of the Company in March 1997. He also served as Chief Financial Officer, Senior Vice President of Finance and Operations and Company Secretary between April 19, 1996 and October 1, 1997 and Chief Operations Officer between February and March 1997. From August 1995 to February 1996, Mr. Noling was Vice President and Chief Financial Officer at Fast Multimedia, Inc., a German-based computer software and hardware developer. From November 1994 to August 1995, he was Chief Financial Officer for DocuMagix Inc., a personal paper management software company. From June 1991 to October 1994, Mr. Noling served as Senior Vice President and Chief Financial Officer for Gupta Corporation. He received a Bachelor of Arts degree in aerospace and mechanical engineering science from the University of California (San Diego) in 1970. He received an M.A. degree in theology from the Fuller Theological Seminary in 1972, and an M.S. degree in business administration in 1979 from the University of California (Irvine).

        Albert J. Wood was named Chief Financial Officer of the Company on April 1, 2001. From June 1999 to March 2001, Mr. Wood was Chief Financial Officer for Cohera Corporation, a privately held company providing e-commerce infrastructure and data base management software and consulting services. From December 1997 to June 1999, Mr. Wood was Vice President Finance and Treasurer for Indus International Inc., an enterprise management software consulting services company, where Mr. Wood also served as interim Chief Financial Officer from July 1998 to June 1999. From September 1996 to December 1997, Mr. Wood was Controller for Prism Solutions, a software and consulting services company. From November 1993 to September 1996, Mr. Wood was Director of Finance, Treasurer and Sales Controller for Pyramid Technology, a computer manufacturing and consulting services company.

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

        Mark E. McMillan joined the Company in November 1999 as Senior Vice President of Worldwide Sales and Marketing, was promoted to Executive Vice President of Worldwide Sales and Marketing in May, 2000 and Chief Operating Officer in October 2000. Mr. McMillan was promoted to President in July 2000. Before joining the Company Mr. McMillan served as Vice President of Sales, Internet Division, for Phoenix Technologies Ltd. Prior to that, Mr. McMillan served as Phoenix's Vice President and General Manager of North American Operations. Before joining Phoenix, he was founder, CEO and general partner of Vision Technologies, LLC, a manufacturer of segment-zero personal computers. Prior to that, Mr. McMillan co-founded and served as President of Softworks Development Corporation, a regional distributor of PC components that he sold in 1991.

        C. Lamar Potts is Senior Vice President of Worldwide Sales for the Company. Mr. Potts joined the Company in August, 2001 from Be, where he was Vice President of Sales and Marketing. Prior to that, Mr. Potts was the Vice President of Apple Computer's MacOS licensing business unit that launched Apple into the Mac compatible marketplace, along with holding other positions during his eleven years with Apple. Earlier, he was Vice President, Sales and Marketing for an ITT financing company and held sales and sales management positions with Pitney Bowes. As Senior Vice President of Worldwide Sales, Mr. Potts is responsible for day-to-day management of sales, including direct and OEM sales, sales strategy and business development.

        Peter Baldwin is Executive Vice President, Operations for the Company, responsible for Engineering and Marketing. He joined the Company in September, 2001, as Senior Vice President, Solutions Group. Before joining the Company, Mr. Baldwin was a Vice President with Phoenix Technologies responsible for the Information Appliance Division. From 1986 to 1994, Mr. Baldwin was founder and development director of Distributed Information Processing Limited ("DIP"), which designed software for the first Pocket PCs. Before that, Mr. Baldwin was one of the first employees of Psion Limited.

PART II

Item 5—Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Ordinary Shares

        The Company's American Depositary Shares ("ADSs"), each ADS representing one Ordinary Share, have been traded on the Nasdaq National Market under the symbol INSGY from the Company's initial public offering in November 1995 through to December 24, 2000, and INSG since then. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's ADSs as reported by the Nasdaq National Market:

2000	High	Low
First Quarter	$27.50	$4.50
Second Quarter	$15.13	$5.00
Third Quarter	$9.50	$5.50
Fourth Quarter	$13.13	$4.25
2001	High	Low
First Quarter	$6.625	$2.563
Second Quarter	$4.71	$1.688
Third Quarter	$3.60	$1.35
Fourth Quarter	$2.61	$1.35

        The closing sales price of the Company's ADS as reported on the Nasdaq National Market on February 25, 2002 was $1.40 per share. As of that date, there were approximately 155 holders of record of the Company's Ordinary Shares and ADSs, excluding holders of ADSs whose ADSs are held in nominee or street name by brokers.

Dividends

        The Company has not declared or paid any cash dividends on its Ordinary Shares. The Company anticipates that it will retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Any payment of dividends would be subject, under English law, to the Companies Act 1985, and to the Company's Memorandum of Association, and may only be paid from the retained earnings of the Company, determined on a pre-consolidated basis. As of December 31, 2001 the Company had a deficit of $22,370,496 on a pre-consolidated basis.

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

Warrants exercised

        In April 2001, three investors exercised their warrants for 282,500 ADSs. The Company received $682,283, net of $19,117 for legal fees for the warrant exercises. In March 2002, two investors exercised warrants for 400,000 ADSs. The Company received gross proceeds of $495,773.

Item 6—Selected Consolidated Financial Data

        The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 1999, 2000 and 2001, and the consolidated balance sheet data as of December 31, 2000 and 2001 are derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, which are included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 1997 and 1998, and the consolidated balance sheet data as of December 31, 1997, 1998 and 1999 are derived from audited consolidated financial statements that are not included in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Selected Consolidated Financial Data

(in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999	1998	1997
Consolidated Statement of Operations Data
Net revenues	$10,273	$10,766	$6,837	$14,096	$38,869
Cost of net revenues	4,275	3,291	3,800	9,375	17,062

Gross margin	5,998	7,475	3,037	4,721	21,807

Operating expenses:
Sales and marketing	7,058	5,376	5,542	7,946	15,804
Research and development	6,220	5,960	5,972	6,228	9,129
General and administrative	4,155	3,733	3,178	4,213	6,761
Restructuring	292	—	—	—	1,995

Total operating expenses	17,725	15,069	14,692	18,387	33,689

Operating loss	(11,727)	(7,594)	(11,655)	(13,666)	(11,882)
Interest and other income (expense), net	567	(5)	380	15,871	504

Income (loss) before income taxes	(11,160)	(7,599)	(11,275)	2,205	(11,378)
Provision (benefit) for income taxes	(152)	(785)	(1,316)	1,783	(720)

Net income (loss)	$(11,008)	$(6,814)	$(9,959)	$422	$(10,658)

Net income (loss) per share:
Basic	$(0.57)	$(0.47)	$(0.77)	$0.03	$(0.91)

Diluted	$(0.57)	$(0.47)	$(0.77)	$0.03	$(0.91)

Weighted average number of shares and share equivalents:
Basic	19,248	14,571	12,883	12,159	11,690

Diluted	19,248	14,571	12,883	12,378	11,690

Consolidated Balance Sheet Data at December 31,	2001	2000	1999	1998	1997
Cash, cash equivalents, short-term investments and restricted cash	$8,893	$17,351	$11,107	$16,334	$14,461
Working capital	10,633	11,377	(221)	9,712	7,816
Total assets	17,768	22,336	13,284	21,011	25,457
Long-term obligations under capital leases	—	—	—	—	111
Mandatorily redeemable capital	—	—	2,619	—	—
Mandatorily redeemable warrants	1,440	1,440	1,440	—	—
Total shareholders' equity	9,895	15,749	1,980	11,418	10,523

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

        Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein are forward-looking statements. Words such as "anticipates," "believes," "expects," "future," and "intends," and similar expressions are used to identify forward-looking statements. These forward-looking statements concern matters which include, but are not limited to, the revenue model and market for the Jeode product line, the features, benefits and advantages of the Jeode platform, international operations and sales, gross margins, spending levels, the availability of licenses to third-party proprietary rights, business and sales strategies, matters relating to proprietary rights, competition, exchange rate fluctuations and the Company's liquidity and capital needs and other statements regarding matters that are not historical are forward-looking statements. Actual results may differ materially from the results and outcomes discussed in the forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the demand for the Jeode platform; the performance and functionality of Jeode technology; the Company's ability to deliver on time, and market acceptance of new products or upgrades of existing products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; product life cycles; quality control of products sold; competitive conditions in the industry; economic conditions generally or in various geographic areas; and the risks listed from time to time in the reports that the Company files with the SEC. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

        Insignia Solutions plc (the "Company"), which commenced operations in 1986, develops, markets and supports software technologies that implement accelerated virtual machine technology for memory-constrained smart devices.

        In January 1998, the Company announced its intention to launch a new product line called the Jeode™ platform, based on the Company's Embedded Virtual Machine ("EVM"™) technology. This followed a strategic review in late 1997 of the Company's business. The Company also explored new markets that would leverage the Company's 16 years of emulation software development experience. The Jeode platform is the Company's implementation of Sun Microsystems, Inc.'s ("Sun") Java® technology tailored for smart devices. It leverages patent-pending intellectual property to provide these resource-constrained devices with high performance, fully-compatible Java applet and application support. The product became available for sale in March 1999. The Jeode platform was the principal product line of the Company in 2001. The Company expects that it will continue to rely upon sales of Jeode products, plus new products that may be introduced, for the Company's revenue in the foreseeable future. The Jeode product line revenue model is based on original equipment manufacturer's ("OEMs") and channel partners' customer transactions.

        During 2001, the Company began development of a range of products for the mobile handset and wireless carrier industry. These products build on our position as a Virtual Machine ("VM") supplier for manufacturers of mobile devices and allow wireless carriers to build valuable incremental services. These new products will be shipping during 2002.

        Before 1998, the Company's principal product line in past years was SoftWindows™. This product enabled Microsoft Windows ("Windows"®) applications to be run on most Apple Computer Inc. ("Apple"®) Macintosh computers and many UNIX workstations. Revenues from this product line grew until 1995, but declined significantly after that date, along with margins. This was due to a declining demand for Apple Macintosh products and increased competition. The Company also shipped RealPC, a low cost software product that allowed consumers to play games and other applications designed for Intel-based PCs on their Power Macintosh computers. In 1999 Management took steps to discontinue these product lines, thus allowing the Company to focus exclusively on its Jeode platform business strategy.

        Between December 1995 and May 1998, the Company shipped NTRIGUE™, a Windows compatibility client/server product that supported multiple X-terminals, workstation clients, Macintosh computers, PCs, network computers and Net PCs from a Windows NT-based server. The Company disposed of its NTRIGUE technology in February 1998.

        The Company's operations outside of the United States are primarily in the United Kingdom, where the majority of the Company's research and development operations and its European sales activities are located. The Company distributes its Jeode platform through distributors and OEM's and distributed its SoftWindows product through independent distributors. The Company's revenues from customers outside the United States are derived primarily from Europe and Asia and are generally affected by the same factors as its revenues from customers in the United States. The operating expenses of the Company's operations outside the United States are mostly incurred in Europe and relate to its research and development and European sales activities. Such expenses consist primarily of ongoing fixed costs and consequently do not fluctuate in direct proportion to revenues. The Company's revenues and expenses outside the United States can fluctuate from period to period based on movements in currency exchange rates. Historically, movements in currency exchange rates have not had a material effect on the Company's revenues.

        The Company operates with the United States dollar as its functional currency, with a majority of revenues and operating expenses denominated in dollars. Pound sterling exchange rate fluctuations against the dollar can cause United Kingdom expenses, which are translated into dollars for financial statement reporting purposes, to vary from period-to-period.

Critical accounting policies

        Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

        The consolidated financial statements are prepared in accordance with generally accepted accounting principles. Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. These estimates affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. By their nature, these judgments are subject to an inherent degree of uncertainty. The most significant estimates and assumptions relate to revenue recognition, accounts receivable, the recoverability of prepaid royalties, and the adequacy of allowances for doubtful accounts. Actual amounts could differ from these estimates.

        The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition", as amended. SOP 97-2 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

        At the time of the transaction, the Company will assess whether the fee associated with its revenue transactions is fixed and determinable and whether or not collection is reasonably assured. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the normal payment terms, which are 30 to 90 days from invoice date, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company recognizes revenue as the fees become due.

        The Company assesses collections based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, the Company will defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

        For all sales, the Company uses either a signed license agreement or a binding purchase order (primarily for maintenance renewals) as evidence of an arrangement.

        For arrangements with multiple obligations (for example, undelivered maintenance and support), the Company will allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to the Company. This means that the Company will defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligation is based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based upon separate sales by the Company of these services to other customers.

        The Company's arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

        The Company recognizes revenue for maintenance services ratably over the contract term. The Company's training and consulting services are billed based on hourly rates, and the Company will generally recognize revenue as these services are performed. However, at the time of entering into a transaction, the Company will assess whether or not any services included within the arrangement require the Company to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, the Company recognizes the entire fee using the percentage of completion method. The Company estimates the percentage of completion based on the Company's estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

        The Company performs ongoing credit evaluations of its customers and will adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by the Company's review of their current credit information. The Company continuously monitors collections and payments from its customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that the Company has identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past.

Since The Company's accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivables and future operating results.

        The preparation of financial statements requires the Company's management to make estimates of the uncollectability of its accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

        The Company's agreements with licensors sometimes require the Company to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are capitalized and amortized as cost of sales based on the contractual royalty rate based on actual net product sales. The Company continually evaluates recoverability of prepaid royalties and, if necessary, will charge to cost of sales any amount that the Company deems unlikely to be recoverable in the future. While historically the Company has not recorded any unrecoverable prepaid royalties, the Company cannot guarantee that future experiences will be within its expectations. Prepaid royalties are classified as current assets based on estimated net product sales within the next year.

Revenues

	Year ended December 31,
	2001	2000	1999
	(In thousands)
License revenues	$8,224	$8,987	$6,471
Service revenues	2,049	1,779	366

Total revenues	$10,273	$10,766	$6,837

        The Jeode product line was the primary business of the Company for 2001 and 2000. In 1999, the Company shipped two principal product lines: the Jeode platform and SoftWindows.

        Revenue from the Jeode product line is derived from four main sources: the sale of a development license, the sale of annual maintenance and support contract/services, prepaid royalties and commercial use royalties based on shipments of products that include Jeode technology, and customer-funded engineering activities. The Company derived its SoftWindows revenues from the sale of packaged software products and annual maintenance contracts, along with royalties received from bundling agreements with OEMs and customer-funded engineering activities under OEM contracts. Revenues from the sale of development licenses, packaged products and royalties received from OEMs are classified as license revenue, while revenues from customer-funded engineering activities, training, and annual maintenance contracts are classified as service revenue.

        In 2001, 2000 and 1999, Jeode platform revenues accounted for 99%, 98% and 23%, respectively, of total revenues. The Jeode platform became available for sale in 1999. The Jeode platform is the principal product of the Company. The Jeode platform revenue decreased 4% in 2001 compared to 2000, due to the decline in the Internet appliance market, a key market target for 2001 as well as the general weakening of the economy, principally in the second half of 2001. The Jeode Platform revenue increased 566% in 2000 compared to 1999 as a result of increased demand. In 2001 and 2000 license revenue from the sale of Jeode accounted for 80% and 83%, respectively, of total revenues. Service revenue from the Jeode platform accounted for 20% and 17% of total revenues for 2001 and 2000, respectively.

        License revenues decreased 8% in 2001 compared to 2000 due to the decline in the Internet appliance market and the general weakening of the economy. There were fewer prepaid royalties in 2001 compared to 2000. In 2000, license revenues increased 39% compared to 1999, as a result of increased demand.

        Service revenues increased 15% in 2001 compared to 2000 and 386% in 2000 compared to 1999. The increase is due to providing customer-funded engineeing activities for the Jeode platform and additional maintenance. Service revenues in 1999 declined 67% compared to 1998, primarily because the Company performed fewer customer-funded engineering activities than in the previous year.

        In 2001, 2000 and 1999, total revenues from SoftWindows accounted for 1%, 2% and 74%, respectively, of total Company revenues primarily due to reduced demand for SoftWindows and management's decision to discontinue the product line. In 1999, license revenue from the sale of the Company's products for Macintosh computers accounted for 40% of total revenues. In 1999 total revenues from the Company's product for UNIX computers accounted for 34% of total revenues. No future revenues are expected from SoftWindows.

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

        Sales to distributors and OEM's representing more than 10% of total revenue in each period accounted for the following percentages of total revenue.

	Year ended December 31,
	2001	2000	1999
Distributors:
Phoenix Technologies Ltd.	49%	*	—%
Victor Data Systems Company, Ltd.	*	14%	—%
Wind River Systems, Inc.	*	22%	—%
All Distributors	73%	46%	64%
OEM's:
Quantum Corporation	*	15%	23%
Gemstar International Group, Ltd.	*	18%	—%
All OEMs	27%	52%	30%

*
Less than 10%

        Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 14%, 18% and 15% of total revenues in 2001, 2000 and 1999, respectively. The Company markets Jeode to Smart device manufacturers in the United States, Europe and Japan.

        Movements in currency exchange rates did not have a material impact on total revenues in 2001, 2000 or 1999. Economic conditions in Europe and Japan, as well as fluctuations in the value of the Euro and Japanese yen against the U.S. dollar and British pound sterling, could impair the Company's revenues and results of operations. International operations are subject to a number of other special risks. These risks include foreign government regulation, reduced protection of intellectual property rights in some countries where we do business, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and staffing and managing foreign operations, general geopolitical risks, such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships, and possible recessionary environments in economies outside the United States.

Cost of revenues and gross margin

	Year ended December 31,
	2001	2000	1999
	(In thousands, except percentages)
Cost of license revenues	$3,768	$2,826	$3,296
Gross margin: license revenues	54%	69%	49%

Cost of service revenues	$507	$465	$504
Gross margin: service revenues	75%	74%	(38%)

Total cost of revenues	$4,275	$3,291	$3,800
Gross margin: total revenues	58%	69%	44%

        Cost of license revenue is mainly comprised of royalties to third parties, along with the costs of documentation, duplication and packaging. Cost of service revenue includes costs associated with customer-funded engineering activities and end-user support under maintenance contracts.

        The Company believes that the significant factors affecting the Jeode platform gross margin include pricing of the development license, pricing of the unit usage and royalties to third parties such as Sun Microsystems, Inc. ("Sun"). In early 1999, the Company signed a five-year agreement with Sun under which Sun established the Company as an Authorized Virtual Machine Provider. This agreement was amended in the third quarter of 2001. Under this agreement the Company will pay Sun a per unit royalty on each Jeode platform-enabled product shipped by the Company's customers.

        License gross margins in 2001 decreased to 54% from 69% in 2000, due to the prior year including substantial license revenue from one customer at 100% gross margin. License gross margins in 2000 increased to 69% from 49% in 1999 due to the introduction of the Jeode product line which accounted for 83% of total license revenues in 2000.

        Gross margin for service revenue is impacted by the level of and pricing terms of customer-funded engineering activities, which can vary from customer to customer, from contract to contract and the level of maintenance contracts sold. Service gross margins in 2001 were 75% compared to 74% in 2000. The increase is due to Jeode customer-funded engineering activities and maintenance agreements. In 1999 the Company earned little revenue from customer-funded engineering activities. UNIX maintenance agreement revenue declined in 1999. The Company discontinued selling SoftWindows maintenance in late 1999 as a result of the SoftWindows license arrangement with FWB. The continued support of existing SoftWindows contracts with no renewal revenue combined with the high cost of providing support under NTRIGUE maintenance contracts resulted in the Company achieving service revenue gross margins of (38%) in 1999.

        To the extent that Jeode license revenues increase in future periods, service revenue gross margins are expected to increase due to customer-funded engineering activities and the required maintenance, and upgrade contracts for each Jeode product sale.

Operating expenses

	Year ended December 31,
	2001	2000	1999
	(In thousands, except percentages)
Sales and marketing	$7,058	$5,376	$5,542
Percentage of total revenues	69%	50%	81%

Research and development	$6,220	$5,960	$5,972
Percentage of total revenues	61%	55%	87%

General and administrative	$4,155	$3,733	$3,178
Percentage of total revenues	40%	35%	46%

Restructuring	$292	—	—
Percentage of total revenues	3%	—	—

        Sales and marketing expenses consist primarily of advertising and promotional expenses, trade shows, personnel and related overhead costs, and salesperson commissions. Sales and marketing expenses increased by 31% in 2001 over 2000 primarily due to increased personnel costs, new hires, and increased legal fees relating to patents and trademarks. Personnel costs increased due to a 27% increase in headcount throughout most of the year. Increased headcount resulted in a 44% increase in related travel expenditures and a 70% increase in recruiting fees over the prior year. Legal fees relating to patent and trademarks increased approximately 200% over the prior year. Sales and marketing expenses decreased by 3% in 2000 from 1999. Sales and marketing expenses increased in the first half of 2000 and were reduced the second half of the year due to changes in staffing. Sales and marketing expenses decreased in 1999 by 30% as a result of reduced spending on SoftWindows advertising programs and staffing. The Company anticipates sales and marketing expenses to increase in 2002 as the Company continues to increase its marketing and direct sales organization for its Jeode product line and expands into other product lines. The Company has established a direct sales force in the United States, Europe and Japan.

        Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation. Research and development expenses in 2001 increased 4% over 2000. Research and development expenses in 2000 were comparable to 1999. Research and development expenses decreased in 1999 by 4% over 1998 as a result of reductions in personnel. In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 2001, 2000 and 1999, no development expenditures were capitalized. Development costs are expected to increase in 2002 as the Company further enhances its Jeode technology.

        General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems, human resources and general management. General and administrative expenses increased by 11% in 2001 over 2000 as a result of former CFO severance costs, new CFO recruiting costs and an additional $450,000 increase in reserve for bad debt expense. General and administrative expenses increased by 17% in 2000 over 1999 as a result of increased legal fees and a large reversal of bad debt reserves in 1999 not repeated in 2000. General and administrative costs are not expected to change significantly in 2002 compared to 2001 but will increase.

        Restructuring expenses consist primarily of personnel costs due to a reduction in force in October 2001. The Company reduced headcount by 25 persons and moved Engineering and Marketing under the direction of Executive Vice President, Peter Baldwin. Restructuring expenses which represent 3% of total revenues in 2001, consist principally of costs related to terminated employees, including severance payments as well as national insurance costs where legally required. As a result of the restructuring, the Company anticipates cash savings of approximately $2 million in 2002.

Interest income (expense), net

	Year ended December 31,
	2001	2000	1999
	(In thousands, except percentages)
Interest income (expense), net	$455	$(129)	$473
Percentage of total revenues	4%	(1%)	7%

        Interest income (expense), net increased in 2001 over 2000 from expense of $129,000 to income of $455,000. This increase was primarily due to larger cash and cash equivalent balances and no debt in 2001. The Company's cash, cash equivalents and amounts held in escrow decreased from $17.3 million at December 31, 2000 to $8.9 million at December 31, 2001. Interest income, net, decreased in 2000 over 1999 due primarily to a one time expense for a $300,000 commitment fee for a $5 million line of credit secured in the first quarter of 2000 and reduced interest income earned on the Company's cash, cash equivalents and amounts held in escrow. Interest income is expected to decrease in 2002.

Other income (expense), net

	Year ended December 31,
	2001	2000	1999
	(In thousands, except percentages)
Other income (expense), net	$112	$124	$(93)
Percentage of total revenues	1%	1%	(1%)

        Other income (expense), net decreased from income of $124,000 in 2000 to income of $112,000 in 2001. Other income (expense), net increased from an expense of $93,000 in 1999 to income of $124,000 in 2000 and primarily comprised foreign exchange gains (losses) in both periods. Other expense is a result of foreign exchange losses.

        Over 96% of the Company's total revenues and approximately 45% of its operating expenses are denominated in United States dollars. Most of the remaining revenues and expenses of the Company are British pound sterling denominated and consequently the Company is exposed to fluctuations in British pound sterling exchange rates. There can be no assurance that such fluctuations will not have a material effect on the Company's results of operations in the future. To hedge against this currency exposure, the Company has, in prior years, entered into foreign currency options and forward exchange contracts for periods and amounts consistent with the amounts and timing of its anticipated British pound sterling denominated operating cash flow requirements. The Company did not enter into any foreign currency option contracts or forward exchange contracts in 1999, 2000 or 2001.

        The Company has, at times, an investment portfolio of fixed income securities that are classified as "available-for-sale-securities". These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities.

Provision (benefit) for income taxes

	Year ended December 31,
	2001	2000	1999
	(In thousands, except percentages)
Provision (benefit) for income taxes	$(152)	$(785)	$(1,316)
Effective income tax rate	(1%)	(10%)	(12%)

        The Company's benefit for income taxes for 2001 primarily represents the release of a provision for prior year taxes that is no longer required following an agreement in principle with the United Kingdom tax authorities offset by Japanese income tax withholding. The Company's benefit for income taxes for 2000 primarily represents a tax refund from the United Kingdom government on taxes paid in the years 1995 - 1997. The Company's benefit for income taxes for 1999 primarily represents certain non-U.S. taxes arising from sales to customers in Japan and the benefit of offsetting net operating losses against provisions arising from the disposal of the Company's NTRIGUE product line in 1998.

        A more complete analysis of the differences between the federal statutory rate and the Company's effective income tax rates is presented in Note 4 to the Consolidated Financial Statements. At December 31, 2001, the Company has recorded a full valuation allowance against all deferred tax assets, primarily comprising net operating losses, on the basis that significant uncertainty exists with respect to their realization.

Liquidity and capital resources

	Year ended December 31,
	2001	2000	1999
	(In thousands)
Cash, cash equivalents, investments and restricted cash	$8,893	$17,351	$11,107

Working capital	$10,633	$11,377	$(221)

Net cash used in operating activities	$(13,323)	$(10,698)	$(10,617)

        The Company has transitioned its product focus from compatibility products to its Jeode product line based on the Company's virtual machine technology. This change in product focus has resulted in a redirection of available resources from the Company's historical revenue base towards the development and marketing efforts associated with the Jeode platform, which was released for general availability in March 1999. Cash used in operating activities totaled $13.4 million during 2001.

        The Company's cash, cash equivalents and short-term investments held in escrow, were $8.9 million at December 31, 2001, a decrease of $8.4 million from $17.3 million at December 31, 2000. Working capital decreased to $10.6 million at December 31, 2001, from $11.4 million at December 31, 2000. The principal source of cash funding came from a private placement funding, warrant exercises and receivable collections. Capital additions totaled $0.2 million, $0.3 million and $0.2 million during the years ended December 31, 2001, 2000 and 1999, respectively.

        On October 20, 1999, the Company signed a convertible promissory note in favor of Quantum Corporation ("Quantum") for $1.0 million. All unpaid principal and unpaid interest, accrued at 8% per annum, compounded quarterly, was converted to Ordinary Shares on December 31, 2000.

        On March 20, 2000, the Company entered into a binding agreement with a director and members of his family whereby they would provide the Company a $5.0 million line of credit. The interest rate on amounts drawn down is at prime plus 2% until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash at the repayment date. The Company drew down a total of $3.0 million of the line of credit during 2000. On November 27, 2000 the Company repaid this sum, along with all accrued interest and the termination fee due.

        In September 2001, the Company and Sun Microsystems, Inc. ("Sun") entered into Amendment No. 3 (the "Amendment") to the Technology License and Distribution Agreement (the "Distribution Agreement") between the two companies. In addition, in June 2001, the two companies entered into an addendum (the "Addendum") to the Distribution Agreement relating to distribution of products to a customer of the Company. The Amendment and the Addendum each require the Company to make non-refundable royalty prepayments to Sun. A total of $3,900,000 of prepaid royalties were paid to Sun under these agreements in 2001, and these agreements require additional royalty prepayments totaling $1,750,000 and $1,350,000 in the first quarter of 2002 and the second quarter of 2002, respectively.

        The Company has granted extended payment terms from time to time and recognizes these future payments as accounts receivable and deferred revenue.

        Based upon the Company's current forecasts and estimates, the Company is targeting its current cash, cash equivalents and short-term investments, together with cash generated from on-going operations, to be sufficient to meet its anticipated cash needs for working capital and capital expenditures through at least March 31, 2003. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or convertible debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on the Company's operations. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. The Company may not be able to obtain additional financing on acceptable terms, if at all. If the Company is unable to obtain additional financing as and when needed and on acceptable terms, the Company may be required to reduce the scope of its planned sales, marketing and product development efforts, which could jeopardize the Company's business.

Private placements and warrants

        In a private placement that closed on November 24, 2000, certain investors purchased from the Company a total of 3,600,000 units at a price of $5.00 per unit. Each unit comprises one ADS and one half of one warrant to purchase one ADS. As described below, the Company may cancel the warrants upon sixty days prior written notice if the closing sale price of the Company's ADSs exceeds $9.00 for 30 consecutive trading days following the effectiveness of a registration statement filed with the Securities and Exchange Commission ("SEC") for the ADSs issued and the ADSs underlying the warrants. This registration statement became effective on December 24, 2000. As compensation for services in connection with the private placement, the Company (i) issued five year warrants to purchase 225,000 of the Company's ADSs at an exercise price of $5.00 per share, and (ii) paid a cash compensation equal to 6% of the gross proceeds received by the Company in the private placement to the placement agent.

        The investors that participated in this private placement received warrants to purchase one ADS for every two ADSs they purchased. The exercise price of the warrants was set at an exercise price per ADS equal to the lower of $6.00 and the average quoted closing sale price of the Company's ADSs for the ten trading days ending on the day preceeding the day the Company is informed of the investor's intent to exercise, less a 10% discount. In April 2001, three investors exercised their warrants for 282,500 ADSs. These warrants expire on November 24, 2003.

        These investors also have rights under their subscription agreements to be issued additional ADSs by the Company if the registration statement is suspended for more than 60 days in any 12 month period by the Company. If the registration statement is suspended beyond the 60 day limit, the Company must issue, for payment of the nominal value of £0.20 per share, to these investors 0.07 ADS for each ADS purchased in the private placement. In addition, the Company must issue, for payment of the nominal value of £0.20 per share, 0.02 ADS for each ADS purchased in the private placement for each month thereafter until the suspension or stop order is lifted. If the Company issues additional ADSs under these obligations, the ownership interest of existing shareholders will be substantially diluted.

        In a private placement that closed on February 12, 2001, certain investors purchased from the Company a total of 940,000 units at a price of $5.00 per unit. Each unit comprises one ADS and one half of one warrant to purchase one ADS. As described below, the Company may cancel the warrants upon sixty days prior written notice if the closing sale price of the Company's ADSs exceeds $9.00 for 30 consecutive trading days following the effectiveness of a registration statement filed with the SEC for the ADSs issued and the ADSs underlying the warrants. As compensation for services in connection with the private placement, the Company (i) issued five year warrants to purchase 25,000 of the Company's ADSs at an exercise price of $5.00 per share, and (ii) paid a cash compensation equal to 6% of the first $2 million and 3% on the remainder of the gross proceeds received by the Company in the private placement to the placement agent.

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

        These investors also have rights under their subscription agreements to be issued additional ADSs by the Company if (a) the Company does not register with the SEC their ADSs and the ADSs underlying the Company's warrants and the SEC does not declare the registration statement effective by May 14, 2001 or (b) the registration statement is suspended for more than 60 days in any 12 month period by the Company. If the registration statement the Company files with the SEC is not declared effective by the deadline, or if the registration statement is suspended beyond the 60 day limit, the Company must issue, for payment of the nominal value of £0.20 per share, to these investors 0.07 ADS for each ADS purchased in the private placement. In addition, the Company must issue, for payment of the nominal value of £0.20 per share, 0.02 ADS for each ADS purchased in the private placement for each month thereafter until the registration statement is declared effective by the SEC. If the Company issues additional ADSs under these obligations, the ownership interest of existing shareholders will be substantially diluted.

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

        Under the December 1999 private placement, the investors were entitled to additional warrants to purchase ADS's at £0.20 nominal value per share if the average of the closing bid price of the ADS's over the ten days before an adjustment date was less than $4.23. The adjustment dates commenced on March 10, 2000 and occurred on the 10th of each month through March 10, 2001, inclusive. The rights for an adjustment date to occur would terminate upon release of at least $4.75 million of the funds held in escrow by Citrix on December 9, 1999. However, not enough of the funds held were released to trigger this termination. The calculated average bid price of the Company's ADS's on all the adjustment dates exceeded $4.23 per share and consequently no adjustment occurred. The adjustment rights have now expired.

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

New accounting pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, "SFAS", No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other intangibles. The Company plans to adopt SFAS No. 142 effective January 1, 2002. The Company is currently assessing the potential impact of SFAS No. 141 and 142 and does not expect the adoption of these statements will have a material impact on its financial position and results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board, or APB, Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of SFAS No. 144 are required to be adopted during the Company's fiscal year beginning January 1, 2002. The Company is currently assessing the potential impact of SFAS No. 144 and does not believe it will have a material impact on its financial position and results of operations.

Risk Factors

        In addition to the other information in this report, the following factors should be considered carefully in evaluating the Company's business and prospects:

Potential fluctuations in operating results

        The Company's revenues, margins and operating results are subject to quarterly and annual fluctuations due to a variety of factors, including demand for the Company's products, acceptance and demand for Java technology in the Smart device markets, the volume and timing of orders received during the quarter, the mix of and changes in customers to whom the Company's products are sold, the mix of product and service revenue received during the quarter, the mix of development license fees and commercial use royalties received, the timing and acceptance of new products and product enhancements by the Company or by the Company's competitors, changes in pricing, buyouts of commercial use licenses, product life cycles, the level of the Company's sales of third party products, variances in costs associated with fixed price contracts, purchasing patterns of customers, competitive conditions in the industry, foreign currency exchange rate fluctuations, business cycles and economic conditions that affect the markets for the Company's products and extraordinary events, such as litigation, including related charges. Although the Company's primary functional currency is the United States dollar, a significant portion of the Company's operating expenses are incurred by its United Kingdom operations and paid in British pound sterling. The Company enters into short-term currency option and forward exchange contracts to hedge the short-term impact of exchange rate fluctuations on British pound sterling net operating cash flows, but there can be no assurance that such fluctuations will not have a material adverse effect on the Company's business, financial condition or results of operations in the future. A relatively high percentage of the Company's expenses is fixed over the short term and, as a result, if anticipated revenues in any quarter do not occur or are delayed, expenditure levels could be disproportionately high as a percentage of total revenues and the Company's operating results for that quarter would be adversely affected. It is difficult for the Company to predict when, or if, a particular prospect might sign a license agreement. Development license fees may be delayed or reduced as a result of this process. The Company's success depends upon the use of the Company's technology by our licensees in their products, which makes it difficult for the Company to predict when the Company will recognize royalty or revenues from commercial use licenses. An increasing amount of the Company's sales orders involve products and services that yield revenue over multiple quarters or upon completion of performance. If license agreements entered into during a quarter do not meet the Company's revenue recognition criteria, even if it meets or exceeds the Company's forecast of aggregate licensing and other contracting activity, it is possible that the Company's revenues would not meet expectations. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of some orders, a lost or delayed sale could have a material adverse effect on the Company's quarterly operating results. Moreover, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis. The Company intends to make a significant investment in its marketing, sales, customer support and research and development infrastructure to support its Jeode product line. The timing of this expansion and the rate at which the Jeode platform generates revenue could cause material fluctuations in the Company's results of operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Although historically the Company's business has not been subject to seasonal variations, sales of the Company's products in certain international markets, such as Europe, are typically slower in the summer months. Due to all of the foregoing factors, it is possible that in some future quarters the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's ADSs would likely be materially adversely affected.

        The prices for the Company's ADSs have fluctuated widely in the past. During the 12 months ended February 25, 2002 the closing price of a share of the Company's common stock ranged from a high of $5.188 to a low of $1.10. Under the rules of The Nasdaq Stock Market, the Company's stock price must remain above $1.00 per share for continued quotation of the Company's shares on the Nasdaq National Market. Stock price volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has been instituted against the Company. The Company may in the future be the target of similar litigation. Regardless of the outcome, securities litigation may result in substantial costs and divert Management's attention and resources.

Factors affecting future operating results

        There can be no assurance that the Company will experience growth in revenues and net income in any particular period when compared to prior periods. Any quarterly or annual shortfall in net revenues and/or net income from the levels expected by securities analysts and shareholders would result in a substantial decline in the trading price of the Company's shares.

        The Company's future performance depends upon sales of products within the Company's Jeode product line. During the fourth quarter of 2001, revenues related to the services and sales of products in the Jeode product line were $3.0 million, which accounted for 95% of the Company's total revenue in such quarter. The Company incurred an operating loss of $2.4 million in the fourth quarter of 2001. The Jeode platform may not achieve or sustain market acceptance or provide the desired revenue levels. At current overhead levels, the Company requires revenues of more than $6.0 million per quarter to achieve an operating profit. The Jeode product line is the Company's sole product line and the Company expects that it will continue to rely upon sales of Jeode products for the majority of the Company's revenues in the future.

        The Company's revenue is dependent upon its ability to license the Jeode product to third parties. Licensing the Jeode product is a long and complex process, which usually takes up to 6 or 9 months to complete. Before committing to license the product, potential customers must generally consider a wide range of issues including product benefits, infrastructure requirements, and ability to work with existing systems, functionality and reliability. The process of entering into a development license with a potential customer typically involves lengthy negotiations. Because of the sales cycle, it is difficult for the Company to predict when, or if, a particular prospect might sign a license agreement. Development license fees may be delayed or reduced because of this process.

        The Company's success depends upon the use of the Company's technology by the Company's licensees in their smart devices. The Company's licensees undertake a lengthy process of developing systems that use the Company's technology. When a licensee enters into a development license with the Company, the Company often requires the licensee to prepay some future commercial use royalties, typically an amount projected to cover 3 to 6 months of future usage. Until a licensee has sales of its systems incorporating the Company's technology, which create sufficient commercial use royalties to surpass any prepayment to the Company, the Company does not receive any further royalties from that licensee. The Company expects that the period of time between entering into a development license and actually recognizing commercial use royalties to be lengthy and difficult to predict.

        In the first quarter of 1999, the Company signed a five year agreement with Sun Microsystems, Inc. ("Sun") under which Sun established the Company as a Sun Authorized Virtual Machine provider. The agreement also grants the Company immediate access to the Java compatibility test suite and the Java technology source code. The agreement includes technology sharing and compatibility verification. In September 2001, the Company and Sun entered into Amendment No. 3 (the "Amendment") to the Technology License and Distribution Agreement ("the Distribution Agreement") between the two companies. The Amendment requires the Company to make non-refundable royalty prepayments to Sun. Under the agreement, the Company will pay Sun a per unit royalty on each smart device shipped by the Company's customers. The Amendment deletes the former expiration terms and expires on June 30, 2004 with an optional 3 year term renewal on a portion of the Sun technology (specifically personal and embedded Java). If the agreement with Sun terminates or expires without renewal, the Company would not be able to market its Jeode product line. Any disruption in the Company's relationship with Sun would likely impair its sales of Jeode.

        The Company at times licenses software development tool products from other companies to distribute with some of its products. These third parties may not be able to provide competitive products with adequate features and high quality on a timely basis or to provide sales and marketing cooperation. Further, the Company's products compete with products produced by some of its licensors. When these licenses terminate or expire, continued license rights might not be available to the Company on reasonable terms. The Company might not be able to obtain similar products to substitute into its tool suites. Through the date of this prospectus, the Company has not experienced any major problems with its third-party licenses.

        The Company may need to raise additional funds in the future, and additional financing may not be available on favorable terms, if at all. Further, if the Company issues additional equity securities, security holders may experience dilution, and the new equity securities may have rights, preferences or privileges senior to those of the Company's ordinary shares. If the Company cannot raise funds on acceptable terms, the Company may not have sufficient net assets to maintain the listing of its shares on the Nasdaq National Market. Further, the Company may not be able to develop new products or enhance its existing products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. The Company believes, based on current forecasts and estimates, its current cash, cash equivalents and short-term investments, together with cash generated from on-going operations, to be sufficient to meet its anticipated cash needs for working capital and capital expenditures through at least March 31, 2003.

        The Company has experienced operating losses in each quarter since the second quarter of 1996. To achieve profitability, the Company will have to increase its revenue significantly. The Company's ability to increase revenues depends upon the success of its Jeode product line. Jeode may not achieve market acceptance. If the Company is unable to create revenues from Jeode in the form of development license fees, maintenance and support fees, commercial use royalties and customer-funded engineering services, the Company's current revenues will be insufficient to sustain its business.

        For the fiscal year 1999, 2000 and 2001, the Company spent 81%, 50% and 69%, respectively, of its total revenues on sales and marketing. The Company expects to continue to incur disproportionately high sales and marketing expenses in the future. To market Jeode effectively, the Company must further develop sales channels in the smart device and wireless device market. The Company must continue to incur the expenses for a sales and marketing infrastructure before it recognizes significant revenue from sales of the product. Because customers in the smart device and wireless device market tend to remain with the same vendor over time, the Company believes that it must devote significant resources to each potential sale. If potential customers do not design the Company's products into their systems, the resources the Company has devoted to the sales prospect would be lost. If the Company fails to achieve and sustain significant increases in its quarterly sales, the Company may not be able to continue to increase its investment in these areas. With increased expenses, the Company must significantly increase its revenues if it is to become profitable.

        The market for smart devices and wireless devices is fragmented and is characterized by technological change, evolving industry standards and rapid changes in customer requirements. The Company's existing products will become less competitive or obsolete if the Company fails to introduce new products or product enhancements that anticipate the features and functionality that customers demand. The success of the Company's new product introductions will depend on the Company's ability to:

  •
  accurately anticipate industry trends and changes in technology standards;

  •
  complete and introduce new product designs and features in a timely manner;

  •
  continue to enhance its existing product lines;

  •
  offer the Company's products across a spectrum of microprocessor families used in the smart devices and wireless devices market; and

  •
  respond promptly to customers' requirements and preferences.

        The introduction of new or enhanced products also requires that the Company manage the transition from older products to minimize disruption in customer ordering patterns. The Company has had difficulty managing the transition from older products in the past. For example, between 1995 and 1999, the Company transitioned from the SoftWindows product line to the NTRIGUE product line and began preparations for its Jeode product line. During this same period the Company's yearly revenues dropped from a high of $55.1 million in 1995 to a low of $6.8 million in 1999. The decrease in revenues was partly because the Company did not timely introduce new products, which could compensate for the decreasing demand for our SoftWindows product line.

        Development delays are commonplace in the software industry. The Company has experienced delays in the development of new products and the enhancement of existing products in the past and it is likely to experience delays in the future. The Company may not be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards.

        The Company's Jeode product line is targeted for the smart device market. The market for these products is fragmented and highly competitive. This market is also rapidly changing and there are many companies creating products that compete or will compete with the Company. As the industry develops, the Company expects competition to increase in the future. This competition may come from existing competitors or other companies that are not yet known about. If these competitors develop products that are cheaper or provide better performance or functionality than the Company's Jeode product line, the Company's market share will drop. Many of the Company's current competitors and potential competitors have greater resources than the Company, and the Company might not be able to compete successfully against these organizations. Competition could force the Company to reduce the prices of its products, which would result in reduced profit margins and could harm the Company's ability to provide adequate service to its customers. Further, the Company's competitors can increase their promotions or introduce new or enhanced products that hurt the Company's market share.

        The Company obtains revenues from selling development license packages and commercial use licenses for its Jeode product line. Competition may cause the Company to reduce the price of these licenses, which will reduce the Company's revenues. The market in which the Company competes may change so that the Company will have to provide alternate licensing arrangements in the future that are less profitable for the Company.

Reliance on International sales

        Sales from outside of the United States accounted for approximately 14%, 18% and 15% of the Company's total revenue in 2001, 2000 and 1999, respectively, and are expected to increase over time. The Company markets Jeode to manufacturers of smart devices and wireless devices in Europe and Asia, particularly in Japan. Economic conditions in Asia and Europe generally and fluctuations in the value of the Japanese yen and the euro against the U.S. dollar and British pound sterling could impair the Company's revenue and results of operations. International operations are subject to a number of other special risks. These risks include:

  •
  foreign government regulation;

  •
  reduced protection of intellectual property rights in some countries where the Company does business;

  •
  longer receivable collection periods and greater difficulty in accounts receivable collection;

  •
  unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

  •
  potentially adverse tax consequences;

  •
  the burdens of complying with a variety of foreign laws and staffing and managing foreign operations;

  •
  general geopolitical risks, such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; and

  •
  possible recessionary environments in economies outside the United States.

Risks associated with potential product defects

        The Company's software products, like all software products, may have undetected errors or compatibility problems. This is particularly true when a product is first introduced or a new version is released. Despite thorough testing, the Company's products might be shipped with errors. If this was to happen, the Company's products could be rejected by customers, or there might be costly delays in correcting the problems.

        The Company's products are increasingly used in systems that interact directly with the general public, such as in transportation and medical systems. In systems such as these, the failure of our product could cause substantial property damage or personal injury, which would expose the Company to product liability claims. The Company's products are used for applications in business systems where the failure of the Company's product could be linked to substantial economic loss.

        The Company's agreements with its customers typically contain provisions designed to limit its exposure to potential product liability and other claims. It is likely, however, that these provisions are not effective in all circumstances and in all jurisdictions. The Company may not have adequate insurance against product liability risks and renewal of the Company's insurance may not be available to us on commercially reasonable terms. Further, the Company's errors and omissions insurance may not be adequate to cover claims. As of the date of this prospectus, the Company has not had any product liability claims or recalls against its Jeode line of products. However, a product liability claim or claim for economic loss brought against the Company in the future could lead to unexpected large expenses and lost sales. Also, if the Company ever had to recall its product due to errors or other problems, it would cost the Company a great deal of time, effort and expense.

        The Company's operations depend on its ability to protect its computer equipment and the information stored in its databases against damage by fire, natural disaster, power loss, telecommunications failure, unauthorized intrusion and other catastrophic events. The Company believes it has taken prudent measures to reduce the risk of interruption in its operations. However, these measures might not be sufficient. As of the date of this prospectus, the Company has not experienced any major interruptions in its operations because of a catastrophic event.

Reliance on key personnel

        The Company's future performance depends to a significant degree upon the continued contributions of its key management, product development, sales, marketing and operations personnel. The Company does not have agreements with any of its key personnel that require them to work for the Company for a specific term, and the Company does not maintain any key person life insurance policies. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for qualified personnel is intense in the San Francisco bay area, where the Company's United States operations are headquartered, and the Company may not be able to attract and retain personnel.

Intellectual property rights

        The Company depends on its proprietary technology. Despite the Company's efforts to protect its proprietary rights, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company considers proprietary. The Company's competitors could independently develop technologies that are substantially equivalent or superior to the Company's technologies. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. The status of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted on fundamental technologies in software, and patents may issue that relate to fundamental technologies incorporated into the Company's products.

        As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products based on our technology may increasingly become the subject of infringement claims. Third parties could assert infringement claims against the Company in the future. Infringement claims with or without merit could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, might not be available on terms acceptable to the Company. The Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of its proprietary rights. Litigation to determine the validity of any claims, whether or not the litigation is resolved in the Company's favor, could result in significant expense to the Company and divert the efforts of its technical and management personnel from productive tasks. If there is an adverse ruling against the Company in any litigation, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The Company's failure to develop or license a substitute technology could prevent the Company from selling its products.

Potential dilution resulting from warrants

        Some security holders, including the selling security holders, have rights to be issued additional ADSs by the Company if the registration statements covering their shares and the shares underlying their warrants are suspended for more than 60 days in any 12 month period by the Company. The Company must issue a total of up to 317,800 ADSs if it suspends any of the registration statements covering the shares and the shares underlying the warrants for more than the 60 days. The Company has not suspended registration statements for more than 60 days in any 12 month period in the past.

        The purchase price the security holders will pay per additional ADS is the nominal value, or £0.20 per ADS, which is the lowest amount these shares can be purchased under English law. If the Company issues additional ADSs under these obligations, the ownership interest of existing security holders will be diluted.

Potential dilution from anti-dilution rights

        The investors who participated in the Company's four private placements received warrants which have anti-dilution protections. This means that they are entitled to purchase an additional amount of ordinary shares, in the form of ADSs, if the Company issues ordinary shares at a price below market price. The anti-dilution protections, if triggered, increase the number of shares which the investors may purchase with their warrants. The exact amount of the increase is not known until the anti-dilution protections are actually triggered. There are two ways the anti-dilution protections can be triggered:

  •
  if the Company sells its securities in a transaction, such as a private placement financing, for a price that is lower than the ten day average price of its ADSs before the transaction, or

  •
  if the warrants issued in the Company's four private placements are exercised at a price less than the ten day average price of the Company's ADSs at the time of exercise.

        When some of the warrants the Company issued in the private placements are exercised, anti-dilution protections will likely be triggered. The amount of the anti-dilution adjustment is based on a formula where the lower the price of the Company's ADSs as quoted on the Nasdaq Stock Market, the greater the potential increase in the number of shares issuable to the warrants due to the anti-dilution protections.

        For example, if the average ten day price of the Company's ADSs drops to $2.09, the total number of ADSs the investors could purchase with their warrants would increase by 28,476, assuming all warrants are exercised at the same time. If the average ten-day price of our ADSs drops to $0.70, this increase would be approximately 50,211 additional ADSs.

        Anti-dilution adjustments could accelerate and increase the magnitude of a decline in the quoted share price of the Company's ADSs. Warrant holders have the right to purchase an increasing amount of shares during a decline in the price of our ADSs. If the warrant holders exercise their warrants and sell their shares in the open market during this time, downward pressure is added to the price. This can further increase the anti-dilution adjustments for the remaining warrant holders. Short sales of our shares may further the downward pressure on the price of our ADSs. Anti-dilution adjustments and short sales may accelerate and compound a decline in the price of our ADSs. Shareholders will also be diluted as warrant holders gain the right to purchase an increasingly large number of shares due to their anti-dilution protections.

Risk of shareholder litigation

        The prices for the Company's ADSs have fluctuated widely in the past. During the 12 months ended February 25, 2002, the closing price of a share of our common stock ranged from a high of $5.188 to a recent low of $1.10. Under the rules of the Nasdaq Stock Market, the Company's stock price must remain above $1.00 per share for continued quotation of its shares on the Nasdaq National Market. Stock price volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company. We may in the future be the target of similar litigation. Regardless of the outcome, securities litigation may result in substantial costs and divert management attention and resources.

Item 8—Consolidated Financial Statements and Supplementary Data

        The financial statements required by this Item are set forth at the pages indicated in Item 14 of Part IV of this Report on Form 10-K. The following table has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of this information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results of any future period.

        The following table provides selected quarterly consolidated financial data (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2001:
Revenues	$1,696	$3,078	$2,368	$3,131
Gross profit	901	1,630	1,470	1,997
Net loss	(3,420)	(2,672)	(2,798)	(2,118)
Basic net loss per share	(0.18)	(0.14)	(0.14)	(0.11)
Diluted net loss per share	(0.18)	(0.14)	(0.14)	(0.11)
2000:
Revenues	$1,511	$3,051	$2,890	$3,314
Gross profit	750	2,318	1,562	2,845
Net loss	(3,158)	(602)	(2,310)	(744)
Basic net loss per share	(0.22)	(0.04)	(0.16)	(0.05)
Diluted net loss per share	(0.22)	(0.04)	(0.16)	(0.05)
1999:
Revenues	$2,308	$1,507	$1,754	$1,268
Gross profit	1,037	555	980	465
Net loss	(3,116)	(2,711)	(2,030)	(2,102)
Basic net loss per share	(0.25)	(0.21)	(0.16)	(0.16)
Diluted net loss per share	(0.25)	(0.21)	(0.16)	(0.16)

Item 9—Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10—Directors and Executive Officers of the Registrant

Directors of the Company

        The names of the directors of the Company, and certain information about them as of February 22, 2002, are set forth below:

Name of Director	Age	Principal Occupation	Director Since
Richard M. Noling	53	Chief Executive Officer	1997
Nicholas, Viscount Bearsted (1)	52	Chairman of the Board of the Company	1988
Vincent S. Pino (1)(2)	53	Retired President of Alliance Imaging	1998
David G. Frodsham (1)	45	Chief Executive Officer of Argo Interactive Group	1999
John C. Fogelin (2)	36	Vice President and General Manager, Wind River Embedded Technologies Business Unit, Chief Technical Officer	2001

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

        Richard M. Noling was named Chief Executive Officer in July 2001. Richard M. Noling was named President and Chief Executive Officer and a director of the Company in March 1997. He also served as Chief Financial Officer, Senior Vice President of Finance and Operations and Company Secretary between April 19, 1996 and October 1, 1997 and Chief Operations Officer between February and March 1997. From August 1995 to February 1996, Mr. Noling was Vice President and Chief Financial Officer at Fast Multimedia, Inc., a German-based computer software and hardware developer. From November 1994 to August 1995, he was Chief Financial Officer for DocuMagix Inc., a personal paper management software company. From June 1991 to October 1994, Mr. Noling served as Senior Vice President and Chief Financial Officer for Gupta Corporation. He received a Bachelor of Arts degree in aerospace and mechanical engineering science from the University of California (San Diego) in 1970. He received an M.A. degree in theology from the Fuller Theological Seminary in 1972, and an M.S. degree in business administration in 1979 from the University of California (Irvine).

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

        Vincent S. Pino was appointed a director of the Company in October 1998. He served as President of Alliance Imaging, Inc. since February 1998, and retired in November 2000. Alliance Imaging is a provider of diagnostic imaging and therapeutic services. Mr. Pino began his association with Alliance in

1988 as Chief Financial Officer. From 1991 through 1993 Mr. Pino held the position of Executive Vice President and Chief Financial Officer. From 1986 to 1988, Mr. Pino was President of Pacific Capital, where he provided financial consulting services to corporations and publicly registered real estate limited partnerships. Prior to joining Pacific Capital, Mr. Pino held executive staff positions with Petrolane Incorporated, a diversified services company. Mr. Pino received an MBA and a B.S. degree in finance from the University of Southern California in 1972 and 1970, respectively.

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

        John C. Fogelin was appointed a director of the Company in January, 2001. He currently serves as Chief Technical Officer and Vice President and General Manager of Wind River Systems Embedded Technologies Business Unit. Mr. Fogelin oversees all aspects of research and development for the Wind River Tornado tools and VXWorks operating system. Previously, Mr. Fogelin designed hardware for embedded applications used in devices ranging from biomedical equipment to arcade games.

Executive officers

        The information required by this Item with respect to the executive officers of the Company is incorporated by reference from "Item 4A—Executive Officers of the Registrant" in Part I of this Report.

Section 16(a) beneficial ownership reporting compliance

        Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of the Company's Ordinary Shares to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements were met, except as follows: the Form 3 for Peter Baldwin, the Company's Executive Vice President of Operations, was filed in March 2002. The required filing date for such filing was February 4, 2002.

Item 11—Executive Compensation

        The following table sets forth all compensation awarded to or earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of 2001, 2000 and 1999 by the Company's Chief Executive Officer and each of the Company's four most highly compensated officers who were serving as executive officers at the end of 2001, as well as a former Chief Financial Officer and Senior Vice President of Corporate Development who left the Company during 2001 (the "Named Officers"). This information includes the dollar values of base salaries and bonus awards, the number of shares subject to options granted and certain other compensation, whether paid or deferred.

Summary Compensation Table

		Annual Compensation				Long Term Compensation Awards
Name and Principal Positions	Year	Salary($)	Bonus($)(1)	Other Annual Compensation($)		Securities Underlying Options(#)	All Other Compensation($)(2)
Richard M. Noling Chief Executive Officer	2001 2000 1999	232,708 241,032 240,611	50,568 103,403 83,042	— — —		139,000 20,000 —	900 1,080 1,080
Stephen M. Ambler (3) Former Chief Financial Officer, Company Secretary and Senior Vice President	2001 2000 1999	113,333 178,008 179,382	16,400 64,480 57,512	— — —		— — 25,000	— — —
George Buchan Senior Vice President of Engineering and UK General Manager	2001 2000 1999	164,515 160,387 168,000	32,329 62,845 48,161	19,206 20,163 21,120	(4) (4) (4)	99,000 — 40,000	16,805 16,039 16,800
Mark E. McMillan (5) President	2001 2000 1999	217,708 179,032 26,481	20,092 80,121 19,166	— — —		134,500 175,000 150,000	1,080 1,080 —
Albert J. Wood (6) Chief Financial Officer, Company Secretary and Senior Vice President	2001	149,679	30,615	—		155,000	540
Ronald C. Workman (7) Senior Vice President of Marketing	2001 2000 1999	176,426 174,756 174,983	19,622 61,418 47,746	— — —		66,000 25,000 10,000	1,080 405 1,080
Paul Livesay (8) Senior Vice President of Corporate Development	2001	110,106	13,728	—		140,000	540

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

(3)
Mr. Ambler joined the Company in April 1994 as Director of Finance and Administration, Europe. He was appointed Chief Financial Officer, Company Secretary and Vice President in October 1997. He became a Senior Vice President in January 1999. Mr. Ambler has left the employment of the Company. His last day with the Company was March 15, 2001. However, for a period of six months following this date, Mr. Ambler was a part-time consultant to the Company.

(4)
Represents the payment of a Company car allowance.

(5)
Mr. McMillan joined the Company in November 1999 as Senior Vice President of Worldwide Sales and Marketing. He was appointed Executive Vice President of Worldwide Sales and Marketing in April 2000, and Chief Operating Officer in October 2000. Mr. McMillan was appointed President of the Company in July, 2001.

(6)
Mr. Wood joined the Company in March 2001.

(7)
Mr. Workman joined the Company in July 1998, as Senior Vice President of Marketing. His last day with the Company was January 14, 2002.

(8)
Mr. Livesay joined the Company in January 2001, as Senior Vice President of Corporate Development. His last day with the Company was September 30, 2001.

        The following table sets forth further information regarding individual grants of rights to purchase Ordinary Shares during 2001 to each of the Named Officers. In accordance with the rules of the SEC, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compounded share price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises depend upon the future performance of the Ordinary Shares and ADSs. There can be no assurance that the potential realizable values shown in this table will be achieved.

Option Grants in 2001

Potential Realizable Value at Assumed Annual Rates of Share Price Appreciation for Option Term(1)
Number of Securities Underlying Options Granted (#)
Percent of Total Options Granted to Employees in 2001
Name					Exercise Price ($/Sh)	Expiration Date
							5%($)	10%($)
Richard M. Noling	100,000 39,000	(2) (4)	5 2	% %	3.55 2.00	04/26/11 10/15/11	223,258 49,054	565,779 124,312
Mark E. McMillan	100,000 34,500	(2) (4)	5 2	% %	3.35 2.00	07/02/11 10/15/11	210,680 43,394	533,904 109,968
Albert J. Wood	125,000 30,000	(3) (4)	7 2	% %	2.906 2.00	03/29/11 10/15/11	228,446 37,734	578,927 95,625
George Buchan	70,000 29,000	(2) (4)	4 2	% %	3.55 2.00	04/26/11 10/15/11	156,280 36,476	396,045 92,437
Ronald C. Workman	40,000 26,000	(2) (4)	2 1	% %	3.55 2.00	04/26/11 10/15/11	89,303 32,703	226,311 82,875
Paul Livesay	140,000	(3)	8%		4.63	01/03/11	407,209	1,031,948

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

        The following table sets forth certain information concerning the exercise of options by each of the Named Officers during 2001, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable rights to acquire shares as of December 31, 2001. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding rights to acquire shares and $1.50 per share, which was the closing price of the ADSs as reported on the Nasdaq National Market on December 31, 2001.

Aggregated Option Exercises in 2001 and
Year-End Option Values

			Number of Securities Underlying Unexercised Options at Year-End (#)		Value of Unexercised In-the-Money Options at Year-End($)(2)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard M. Noling	—	—	509,133	129,167	6,428	1,692
Stephen M. Ambler	4,384	3,571	—	—	—	—
George Buchan	—	—	197,750	96,250	20,588	3,460
Mark E. McMillan	—	—	180,750	278,750	—	—
Ronald C. Workman	—		74,564	85,939	24,019	8,255
Albert J. Wood	—	—	28,438	126,563	—	—

(1)
"Value Realized" represents the fair market value of the shares underlying the options on the date of exercise less the aggregate exercise price of the options.

(2)
For purposes of the table, all amounts in pounds sterling were converted to U.S. dollars using $1.47 per pound sterling, the exchange rate in effect as of December 31, 2001.

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

Compensation committee interlocks and insider participation

        The Compensation Committee of the Board (the "Committee") makes all decisions involving the compensation of executive officers of the Company. The Committee consists of the following non-employee directors: Vincent S. Pino and John C. Fogelin.

Director compensation

        The Company pays each outside director $1,000 for every regular meeting attended, $2,500 per quarter of service on the Board, $500 per quarter for service on each committee, plus $500 for each committee meeting attended, and reimburses outside directors for reasonable expenses in attending meetings of the Board. The Chairman of the Board receives an additional $1,500 per quarter. Effective October 1, 2001, each quarterly payment is reduced by 10%. This reduction is for an unspecified time and due to economic conditions. In addition, each new outside director will be granted an option to purchase 15,000 shares and each outside director will be granted an option to purchase 5,000 shares annually for so long as he serves as an outside director. For information concerning the compensation of Mr. Noling and Nicholas, Viscount Bearsted, see "Employment Agreements."

Item 12—Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information, as of February 25, 2002, with respect to the beneficial ownership of the Company's Ordinary Shares by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's Ordinary Shares, (ii) each director, (iii) each Named Officer, and (iv) all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Castle Creek Technology Partners LLC (2)	1,974,585	9.8%
RIT Capital Partners plc (3)	1,932,788	9.9%
Nicholas, Viscount Bearsted (4)	845,988	4.3%
Richard M. Noling (5)	545,506	2.7%
Vincent S. Pino (6)	491,610	2.5%
Mark E. McMillan (7)	242,167	1.2%
George Buchan (8)	236,845	1.2%
Ronald C. Workman (9)	76,648	*
Albert J. Wood (10)	57,356	*
David G. Frodsham (11)	56,750	*
Albert E. Sisto (12)	48,542	*
John C. Fogelin (13)	20,500	*
Stephen M. Ambler (14)	0	*
Paul O. Livesay (15)	0	*
All directors and executive officers as a group (12 persons)(16)	2,621,912	12.4%

*
Less than 1%

(1)
Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares subject to options that are currently exercisable or exercisable within 60 days of February 25, 2002 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Represents ordinary shares outstanding as of February 25, 2002 and includes ordinary shares and warrants held by Castle Creek Technology Partners LLC. Each of the warrants held by Castle Creek cannot be exercised at any time to the extent that exercise would result in Castle Creek having beneficial ownership of more than 9.9% of the total number of ordinary shares in issue at the time of exercise. The aggregate number of shares issuable to Castle Creek under all outstanding warrants exceeds the number set forth herein. If the total number of ordinary shares in issue increases, including as a result of issuance of ordinary shares upon exercise of the warrants, then the number of shares beneficially owned by Castle Creek may also increase. Castle Creek Technology Partners LLC are located at 77 West Wacker Drive, Ste. 4040, Chicago, Illinois 60601.

(3)
The address of RIT Capital Partners plc is 27 St. James's Place, London SW1A 1NR, United Kingdom.

(4)
Includes 209,042 shares subject to options that were exercisable within 60 days of February 25, 2002. Nicholas, Viscount Bearsted is Chairman of the Board of the Company.

(5)
Includes 531,508 shares subject to options that were exercisable within 60 days of February 25, 2002. Mr. Noling is the President, Chief Executive Officer, and a director of the Company.

(6)
Represents shares and warrants held by Mr. Pino and his immediate family. Includes 26,751 shares subject to options that were exercisable within 60 days of February 25, 2002 and warrants entitling Mr. Pino or members of his family to purchase 132,157 shares within 60 days of February 25, 2002. Mr. Pino is a director of the Company.

(7)
Includes 240,167 shares subject to options that were exercisable within 60 days of February 25, 2002. Mr. McMillan is President of the Company.

(8)
Includes 216,583 shares subject to options that were exercisable within 60 days of February 25, 2002. Mr. Buchan is Senior Vice President of Engineering and UK General Manager of the Company.

(9)
Represents shares subject to options that were exercisable within 60 days of February 25, 2002. Until January 14, 2001 Mr. Workman was Senior Vice President of Marketing. On this date, Mr. Workman left the employment of the Company.

(10)
Includes 46,250 shares subject to options that were exercisable within 60 days of February 25, 2002. Mr. Wood is Chief Financial Officer, Company Secretary and a Senior Vice President.

(11)
Includes 26,750 shares subject to options that were exercisable within 60 days of February 25, 2002. Mr. Frodsham is a director of the Company.

(12)
Represents shares subject to options that were exercisable within 60 days of February 25, 2002. Until March 31, 2001, Mr. Sisto was a director of the Company.

(13)
Represents shares subject to options that were exercisable within 60 days of February 25, 2002. Mr. Fogelin is a director of the Company.

(14)
Represents shares subject to options that were exercisable within 60 days of February 25, 2002. Until March 15, 2001, Mr. Ambler was Chief Financial Officer, Company Secretary and a Senior Vice President of the Company. On this date, Mr. Ambler left the employment of the Company. However, for a period of six months following this date, Mr. Ambler was a part-time consultant to the Company.

(15)
Represents shares subject to options that were exercisable within 60 days of February 25, 2002. Until September 30, 2001, Mr. Livesay was the Senior Vice President of Corporate Development and Strategic Relations. On this date, Mr. Livesay left the employment of the Company.

(16)
Includes the shares indicated as included in footnotes (4) through (15).

Item 13—Certain Relationships and Related Transactions

        On March 20, 2000, the Company entered into a binding agreement with a director and members of his family whereby they would provide the Company a $5.0 million line of credit with a commitment fee of four points based upon the total amount of the line and drawdown/termination fee of two points for the first drawdown or termination. The interest rate on amounts drawn down was at prime plus 2% until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash at the repayment date. The Company drew down a total of $3.0 million of the line of credit during 2000. A total of 19,994 Ordinary Shares in ADS form were issued as payment for drawdown fees under the line of credit arrangement. On November 27, 2000 the Company repaid this sum, along with all accrued interest and the termination fee due.

        On February 13, 2001, the Company entered into a promissory note with Richard M. Noling, President and Chief Executive Officer of the Company whereby Mr. Noling borrowed $150,000 from the U.S.-based subsidiary of the Company. The promissory note is due in three equal installments, on each annual anniversary from the date of the note. The note was amended on January 24, 2002 to extend the first and subsequent installments one year. The first installment is due on February 13, 2003. Interest accrues on the unpaid principal balance at a rate per annum equal to the prime lending rate of interest as listed in the Wall Street Journal plus 1%. Accrued interest is due and payable monthly in arrears on the last calendar day of each month, beginning March 31, 2001. In addition, on July 17, 2001, Mr. Noling received an interest free loan of $50,000. The $50,000 loan was repaid in full on September 30, 2001.

        The Company recognized revenue of $4,975,000, $310,000 and $0, respectively, from Phoenix Technologies Ltd. In 2001, 2000 and 1999. The CEO of Phoenix Technologies Ltd. was also a director on the Company's Board of Directors from March 1997 until March 2001.

        In 2001, 2000 and 1999, the Company recognized revenue of $330,000, $2,350,000 and $0, respectively, from Wind River Systems, Inc. ("Wind River"). Wind River participated in a private placement of equity in the Company in February 2001 on the same terms as the other three investors in the private placement (see Note 9). Wind river paid the aggregate purchase price of $2,000,000 for 400,000 ordinary shares represented by ADRs and warrants to purchase 200,000 ordinary shares represented by ADRs. In addition, a Vice President of Wind River, John C. Fogelin, was appointed to the Company's Board of Directors in January 2001.

        Since January 1, 2001, there has not been, nor is there currently proposed, any other transaction or series of transactions to which the Company or any of its subsidiaries was or is to be a party in which the amount involved exceeds $60,000 and in which any executive officer, director or holder of more than 5% of the Company's Ordinary Shares had or will have a direct or indirect material interest other than (i) normal compensation arrangements, which are described under Item 11 above, (ii) the transactions described under "Compensation Committee Interlocks and Insider Participation" in Item 11 above, and (iii) the transactions described under "Employment Agreements" in Item 11 above.

PART IV

Item 14—Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  1.    Financial Statements

    The following documents are filed as part of this Annual Report on Form 10-K:

    2.
    Financial Statement Schedule

    The following financial statement schedule is filed as a part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements:

Document	Page
Schedule II—Valuation and Qualifying Accounts	76

    All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 2001.

  (c)
  Exhibits

    The following exhibits are filed as part of this Report:

Exhibit Number	Exhibit Title
2.01	—Asset Purchase Agreement dated as of January 10, 1998, by and among Citrix Systems, Inc., Citrix Systems UK Limited and Registrant. (4)**
2.02	—Amendment No. 1 to Asset Purchase Agreement dated as of February 5, 1998, by and among Citrix Systems, Inc., Citrix Systems UK Limited and Registrant. (4)**
3.02	—Registrant's Articles of Association. (1)
3.04	—Registrant's Memorandum of Association. (1)
4.01	—Form of Specimen Certificate for Registrant's Ordinary Shares. (1)
4.02	—Deposit Agreement between Registrant and The Bank of New York. (2)
4.03	—Form of American Depositary Receipt (included in Exhibit 4.02). (2)
10.01	—Registrant's 1986 Executive Share Option Scheme, as amended, and related documents. (1)*
10.02	—Registrant's 1988 U.S. Stock Option Plan, as amended, and related documents. (1)*

10.03	—Registrant's 1995 Incentive Stock Option Plan for U.S. Employees and related documents, as amended (incorporated by reference to Exhibit 4.04 to Registrant's Registration Statement on Form S-8 filed on December 13, 2000 (File No. 333-51760)).*
10.05	—Insignia Solutions Inc. 401(k) Plan. (1)*
10.06	—Registrant's Small Self-Administered Pension Plan Definitive Deed and Rules. (1)*
10.10	—Executive's Employment Agreement dated January 1, 1993 between Registrant and George Buchan. (1)*
10.14	—Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (1)*
10.16	—Lease between Registrant and The Standard Life Assurance Company dated November 3, 1992 and related documents. (1)
10.28	—Registrant's U.K. Employee Share Option Scheme 1996, as amended (incorporated by reference to Exhibit 4.05 to Registrant's Registration Statement on Form S-8 filed on December 13, 2000 (File No. 333-51760)).*
10.33	—Employment Agreement effective March 25, 1997 between Registrant and Richard M. Noling. (3)*
10.34	—Consulting Agreement effective April 1, 1997 between Registrant and Nicholas, Viscount Bearsted. (3)*
10.36	—Source Code License and Binary Distribution Agreement dated as of September 29, 1997 between Registrant and Silicon Graphics, Inc. (3)
10.38	—Lease Agreement between Insignia Solutions, Inc. and Lincoln-Whitehall Pacific, LLC, dated December 22, 1997 (incorporated by reference to the exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
10.42	—Registrant's 1995 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 4.06 to Registrant's Registration Statement on Form S-8 filed on April 12, 2000 (File No. 333-34632) ).*
10.44	—Lease agreement between Registrant and Comland Industrial and Commercial Properties Limited dated August 12th, 1998 for the Apollo House premises and the Saturn House premises (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.46	—Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 (incorporated by reference to the exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.50	—License, Distribution, and Asset Purchase Agreement between Registrant and FWB Software, LLC dated October 6, 1999 (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.51	—Registration Rights Agreement dated as of October 20, 1999, by and between Registrant and Quantum Corporation (incorporated by reference to Exhibit 4.14 to Registrant's Registration Statement on Form S-3 filed on February 13, 2001 (File No. 333-55498)).
10.52	—Securities Purchase Agreement dated as of December 9, 1999, between Registrant and Castle Creek Technology Partners LLC (incorporated by reference to Exhibit 10.50 to Registrant's Current Report on Form 8-K filed on December 15, 1999).

10.53	—Securities Purchase Agreement dated as of December 9, 1999, between Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.51 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.54	—Registration Rights Agreement dated as of December 9, 1999, between Registrant and Castle Creek Technology Partners LLC (incorporated by reference to Exhibit 4.05 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.55	—Registration Rights Agreement dated as of December 9, 1999, between Registrant and the Purchasers named therein (incorporated by reference to Exhibit 4.08 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.56	—ADSs Purchase Warrant issued to Castle Creek Technology Partners LLC dated December 9, 1999 (incorporated by reference to Exhibit 4.06 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.57	—ADSs Purchase Reset Warrant issued to Castle Creek Technology Partners LLC dated December 9, 1999 (incorporated by reference to Exhibit 4.07 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.58	—Form of ADSs Purchase Warrant issued December 9, 1999 (incorporated by reference to Exhibit 4.09 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.59	—Form of ADSs Purchase Reset Warrant issued December 9, 1999 (incorporated by reference to Exhibit 4.10 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.60	—Line of Credit Loan Agreement and Promissory Note dated as of March 20, 2000 by and between Registrant and Vincent S. Pino, Rosemary G. Pino, Michael V. Pino and Tiffany R. Pino (incorporated by reference to Exhibit 4.15 to Registrant's Registration Statement on Form S-3 filed on February 13, 2001 (File No. 333-55498)).
10.61	—Form of Subscription Agreement for the Purchase of units dated November 24, 2000 (incorporated by reference to Exhibit 10.52 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.62	—Warrant Agreement, dated as of November 24, 2000, between Registrant and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.53 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.63	—Form of ADSs Purchase Warrant issued November 24, 2000 (incorporated by reference to Exhibit 4.11 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.64	—ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated November 24, 2000 (incorporated by reference to Exhibit 4.12 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.65	—OEM Agreement between Wind River Systems, Inc. and Insignia Solutions, Inc., dated December 22, 2000, as amended (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).**
10.66	—Form of Subscription Agreement for the Purchase of units dated February 12, 2001 (incorporated by reference to Exhibit 10.54 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.67	—Warrant Agreement, dated as of February 12, 2001, between Registrant and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.55 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.68	—Form of ADSs Purchase Warrant issued February 12, 2001 (incorporated by reference to Exhibit 4.13 to Registrant's Current Report on Form 8-K filed on February 15, 2001).

10.69	—ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated February 12, 2001 (incorporated by reference to Exhibit 4.14 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.70	—Amendment No. 3, dated September 28, 2001, to the Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001). **
10.71	—Addendum, dated June 6, 2001, to the Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001). **
10.72	—Master Support Agreement between Sun Microsystems, Inc. and Registrant, dated September 28, 2001 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001). **
21.01	—List of Registrant's subsidiaries. (2)
23.01	—Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.01	—Power of Attorney (included on signature page).

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

INSIGNIA SOLUTIONS PLC

CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$8,643	$11,931
Restricted cash	—	120
Accounts receivable, net	6,015	3,385
Prepaid royalties	1,139	—
Prepaid and other current assets	1,269	1,088

Total current assets	17,066	16,524
Property and equipment, net	352	512
Cash and cash equivalents held in escrow	—	5,050
Restricted cash	250	250
Other noncurrent assets	100	—

	$17,768	$22,336

LIABILITIES, MANDATORY REDEEMABLE AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,011	$1,096
Accrued liabilities	1,179	1,833
Deferred revenue	4,054	898
Accrued royalties	—	770
Income taxes payable	189	550

Total current liabilities	6,433	5,147

Mandatorily redeemable warrants (Note 9)	1,440	1,440

Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred shares, £0.20 par value: 3,000,000 shares authorized; no shares issued	—	—
Ordinary shares, £0.20 par value: 50,000,000 shares authorized; 19,500,313 shares and 18,145,190 shares issued and outstanding in 2001 and 2000, respectively	6,278	5,876
Additional paid-in capital	58,869	54,117
Accumulated deficit	(54,791)	(43,783)
Accumulated other comprehensive loss	(461)	(461)

Total shareholders' equity	9,895	15,749

	$17,768	$22,336

The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONSOLIDATED STATEMENT OF OPERATIONS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2001	2000	1999
Net revenues:
License	$8,224	$8,987	$6,471
Service	2,049	1,779	366

Total net revenues	10,273	10,766	6,837

Costs of net revenues:
License	3,768	2,826	3,296
Service	507	465	504

Total cost of net revenues	4,275	3,291	3,800

Gross margin	5,998	7,475	3,037

Operating expenses:
Sales and marketing	7,058	5,376	5,542
Research and development	6,220	5,960	5,972
General and administrative	4,155	3,733	3,178
Restructuring	292	—	—

Total operating expenses	17,725	15,069	14,692

Operating loss	(11,727)	(7,594)	(11,655)
Interest income (expense), net	455	(129)	473
Other income (expense), net	112	124	(93)

Loss before income taxes	(11,160)	(7,599)	(11,275)
Benefit for income taxes	(152)	(785)	(1,316)

Net loss	$(11,008)	$(6,814)	$(9,959)

Net loss per share:
Basic	$(0.57)	$(0.47)	$(0.77)

Diluted	$(0.57)	$(0.47)	$(0.77)

Weighted average shares and share equivalents:
Basic	19,248	14,571	12,883

Diluted	19,248	14,571	12,883

The accompanying notes are an integral part of these consolidated financial statements

INSIGNIA SOLUTIONS PLC

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(amounts in thousands, except share data)

	Ordinary Shares				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount
Balances, December 31, 1998	12,590,316	$4,164	$34,725	$(27,010)	$(461)	$11,418
Shares issued under employee stock plans	385,771	140	381	—	—	521
Shares issued under private placement	1,063,515	—	—	—	—	—
Net loss	—	—	—	(9,959)	—	(9,959)

Balances, December 31, 1999	14,039,602	4,304	35,106	(36,969)	(461)	1,980
Shares issued under private placement	—	340	2,279	—	—	2,619
Shares issued under employee stock plans	234,261	73	626	—	—	699
Shares issued under line of credit	19,994	6	242	—	—	248
Shares issued for conversion of debt	251,333	72	968	—	—	1,040
Shares issued under private placement	3,600,000	1,081	14,896	—	—	15,977
Net loss	—	—	—	(6,814)	—	(6,814)

Balances, December 31, 2000	18,145,190	5,876	54,117	(43,783)	(461)	15,749
Shares issued under employee stock plans	94,823	27	218	—	—	245
Shares issued for conversion of warrant	282,500	82	600	—	—	682
Shares issued under private placement	977,800	293	3,934	—	—	4,227
Net loss	—	—	—	(11,008)	—	(11,008)

Balances, December 31, 2001	19,500,313	$6,278	$58,869	$(54,791)	$(461)	$9,895

The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(11,008)	$(6,814)	$(9,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	323	420	580
Allowance for doubtful accounts	66	291	(1,318)
Other	6	40	(58)
Net changes in assets and liabilities:
Restricted cash	120	—	66
Accounts receivable	(2,696)	(3,487)	2,835
Prepaid and other current assets	(1,320)	(50)	477
Other noncurrent assets	(100)	—	57
Accounts payable	(85)	389	(948)
Accrued liabilities	(654)	159	(648)
Accrued royalties	(770)	(1,557)	(1,982)
Income taxes	(361)	362	(806)
Deferred revenue	3,156	(451)	1,087

Net cash used in operating activities	(13,323)	(10,698)	(10,617)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	2	3	140
Purchases of property and equipment	(171)	(310)	(213)
Product line sale proceeds held in escrow	—	(290)	(320)
Product line sale proceeds released from escrow	5,050	1,300	3,360
Proceeds from sale of minority share stock	—	325	—

Net cash provided by investing activities	4,881	1,028	2,967

Cash flows from financing activities:
Payments made under capital leases	—	—	(51)
Proceeds from convertible debt	—	—	1,000
Proceeds from share issuance for line of credit	—	248	—
Proceeds from issuance of shares, net	4,227	15,977	4,059
Proceeds from exercise of warrants	682	—	—
Proceeds from exercise of stock options and ESPP	245	699	521

Net cash provided by financing activities	5,154	16,924	5,529

Net increase (decrease) in cash and cash equivalents	(3,288)	7,254	(2,121)
Cash and cash equivalents at beginning of the year	11,931	4,677	6,798

Cash and cash equivalents at the end of the year	$8,643	$11,931	$4,677

Supplemental disclosure of cash flow information:
Interest paid	$—	$209	$25
Supplemental non-cash investing and financing activities:
Conversion from convertible debt	$—	$1,040	$—

The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies:

Organization and business

        Insignia Solutions plc (the "Company"), which commenced operations in 1986, develops, markets and supports software technologies that speed the adoption of Java-based individualized computing in smart devices. The Jeode platform is the Company's implementation of Sun Microsystems, Inc.'s ("Sun") Java® technology tailored for smart devices. It leverages patent-pending intellectual property to provide these resource-constrained devices with high performance, fully-compatible Java applet and application support. The product became available for sale in March 1999. The Jeode platform is now the principal product line of the Company and will be for the foreseeable future. The Jeode product line revenue model is based on original equipment manufacturer's ("OEMs") and channel partner's customer transactions. The Company's principal product line in past years was SoftWindows™.

        The principal markets for the Company's products are North America, Europe and Asia. The Company distributes its products through multiple distribution channels, including direct sales, distributors, resellers and original equipment manufacturers.

Basis of presentation

        During the past two years, the Company has incurred an aggregate loss from operations and negative operating cash flows of $19,321,000 and $24,141,000, respectively. The Company has undertaken measures to reduce operating expenses and redesign its commercial efforts to adapt to new developments. As part of these new developments, the Company's current plans may require obtaining additional financing within the next 12 months. If such financing is not obtained, or if the Company experiences a significant shortfall in expected revenue, the Company will need to further reduce the level of expenses in order to meet the Company's working capital requirements during the next 12 months.

        The Company follows accounting policies that are in accordance with principles generally accepted in the United States of America. The Company conducts most of its business in U.S. dollars. All amounts included in the financial statements and in the notes herein are in U.S. dollars unless designated "£", in which case they are in British pound sterling. The exchange rates between the U.S. dollar and the British pound sterling were $1.47, $1.50 and $1.60 (expressed in U.S. dollars per British pound sterling) at December 31, 2001, 2000 and 1999, respectively.

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

Cash, cash equivalents, and restricted cash

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash, cash equivalents, and restricted cash at December 31, 2001 and 2000 are comprised of cash, restricted cash and certificates of deposit. Restricted cash aggregated $250,000 and $5.4 million at December 31, 2001 and 2000, respectively.

        Certificates of deposit aggregated $1.6 million and $9.25 million at December 31, 2001 and 2000, respectively.

        The Company has classified all its securities as "available-for-sale." The fair value of these securities, comprised primarily of certificates of deposit with commercial banks, approximates cost. These securities mature within one year.

Revenue recognition

        During fiscal 2000 and 2001, the Company primarily entered into license arrangements for the sale of the Jeode product to OEM's and distributors. Prior to fiscal 2000, the Company's primary source of revenue was derived from packaged product licensing fees for the sale of the Company's SoftWindows™ products. Service revenues are derived from customer funded engineering activities, training and annual maintenance contracts.

        Revenue from licenses is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable, and collectibility is probable. For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, the Company recognizes revenue for the delivered elements using the residual method as prescribed by Statement of Position No 98-9, "Modification of SOP No 97-2 with Respect to Certain Transactions". If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until evidence exists, or all elements have been delivered. Generally the Company has vendor-specific objective evidence of fair value for the maintenance element of software arrangements based on the renewal rates for maintenance in future years as specified in the contracts. In such cases, the Company defers the maintenance revenue at the outset of the arrangement and recognizes it ratably over the period during which the maintenance is to be provided, which generally commences on the date the software is delivered. Vendor-specific objective evidence of fair value for the service element is determined based on the price charged when those services are sold separately. The Company occasionally enters into license agreements with extended payment terms. Provided all other revenue criteria are met, revenue from these contracts is recognized at the earlier of when the cash is received from the customer or the quarter in which the payments become due and payable.

        The Company also has entered into license agreements with certain distributors which provide for minimum guaranteed royalty payments throughout the term of the agreement. Provided all other revenue criteria are met, minimum guaranteed royalty revenue is recognized when the payments become due and payable. Royalty revenue that exceeds the minimum guarantees is recognized as reported.

        Revenue for customer-funded engineering is recognized on a percentage of completion basis, which is computed using the input measure of labor cost. Revenues from training are recognized when the training is performed.

        The Company does not grant return rights or price protection under license agreements for its Jeode product, but did offer price protection to certain distributors in 2000. The Company did grant return rights and price protection to certain resellers and distributors related to the sale of the SoftWindows product line during 1999. The Company provided sales return allowances for distributor and resellers inventories of its SoftWindows products and certain rights of return and price protection on unsold merchandise held by those distributors and resellers. The Company provided sales returns allowances based on the Company's historical rates of return and estimates of expected sell through by distributors and resellers of its product.

        License revenue and service revenue on contracts involving significant implementation, customization or services which are essential to the functionality of the software is recognized over the period of each engagement, using the percentage of completion method. Labor hours incurred is generally used as the measure of progress towards completion.

        Payments for customer funded engineering activities, training and maintenance contracts received in advance of revenue recognition are recorded as deferred revenue.

Equipment and depreciation

        Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives which range from three to four years or the lease term if shorter.

Foreign currency translation

        The Company's primary functional currency for its non-U.S. operations is the U.S. dollar. Certain monetary assets and liabilities of the non-U.S. operating companies are denominated in local currencies (i.e. not the U.S. dollar). Upon a change in the exchange rate between the non-U.S. currency and the U.S. dollar, the Company must remeasure the local non-U.S. denominated assets and liabilities to avoid carrying unrealized gains or losses on its balance sheet. Non-U.S. dollar denominated monetary assets and liabilities are remeasured using the exchange rate in effect at the balance sheet date, while nonmonetary items are remeasured at historical rates. Revenues and expenses are translated at the average exchange rates in effect during each period, except for those expenses related to balance sheet amounts which are translated at historical exchange rates. Remeasurement adjustments and transaction gains or losses are recognized in the income statement during the period of occurrence. During its early years of existence, the Company used the pound sterling as the functional currency for its non-U.S. operations. Accordingly, translation gains and losses recognized during such periods have been included in the cumulative currency translation adjustments account.

Foreign currency financial instruments

        The Company has, in prior years, entered into foreign currency option contracts to hedge against exchange risks associated with the British pound sterling denominated operating expenses of its U.K. operations. The gains and losses on these contracts are generally included in the statement of operations when the related operating expenses are recognized. At December 31, 2001 and 2000, there were no outstanding currency options. From time to time, the Company also entered into short-term forward exchange contracts, although the Company did not enter into any such contracts in 2000 or 2001. The Company generally does not use hedge accounting for the forward exchange contracts. No forward exchange contracts were outstanding at December 31, 2001 and 2000.

Software development costs

        The Company capitalizes internal software development costs incurred after technological feasibility has been demonstrated. The Company defines establishment of technological feasibility as the completion of a working model. Such capitalized amounts are amortized commencing with the introduction of that product at the greater of the straight-line basis utilizing its estimated economic life, generally six months to one year, or the ratio of actual revenues achieved to the total anticipated revenues over the life of the product. At December 31, 2001 and 2000, capitalized software development costs were fully amortized.

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

        The Jeode platform is the Company's principal product line for the forseeable future and generated 99% of the Company's total revenues for 2001.

        The Company sells its products primarily to original equipment manufacturers and distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. At December 31, 2001, two customers accounted for 61% and 17%, respectively, of gross trade receivables. At December 31, 2000, two customers accounted for 43% and 25%, respectively, of gross trade receivables.

        In the first quarter of 1999, the Company signed a five-year agreement with Sun Microsystems, Inc. ("Sun"), under which Sun established the Company as a Sun Authorized Virtual Machine provider. In September 2001, the Company and Sun Microsystems, Inc. ("Sun") entered into Amendment No. 3 (the "Amendment") to the Technology License and Distribution Agreement (the

"Distribution Agreement") between the two companies. In addition, in June 2001, the two companies entered into an addendum (the "Addendum") to the Distribution Agreement relating to distribution of products to a customer of the Company. The Amendment and the Addendum each require the Company to make non-refundable royalty prepayments to Sun. Under the agreement, the Company will pay Sun a per unit royalty on each Jeode-enabled OEM product shipped by the Company's customers. The Amendment deletes the former expiration terms and expires on June 30, 2004 with an optional 3 year term renewal on a portion of the Sun technology, (specifically personal and embedded Java). If the agreement with Sun terminates or expires without renewal, the Company would not be able to market the Company's Jeode product line.

Advertising costs

        The Company expenses advertising costs as incurred. Advertising expense totaled $11,000, $200,000, and $600,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

New accounting pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, "SFAS", No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other intangibles. The Company plans to adopt SFAS No. 142 effective January 1, 2002. The Company is currently assessing the potential impact of SFAS No. 141 and 142 and does not expect the adoption of these statements will have a material impact on its financial position and results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board, or APB, Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of SFAS No. 144 are required to be adopted during the Company's fiscal year beginning January 1, 2002. The Company is currently assessing the potential impact of SFAS No. 144 and does not believe it will have a material impact on its financial position and results of operations.

Note 2—Balance Sheet Detail:

        The following table provides details of the major components of the indicated balance sheet accounts (in thousands):

	December 31,
	2001	2000
Accounts receivables, net:
Trade accounts receivable, gross	$6,503	$3,427
Less allowance for doubtful accounts	(488)	(42)

	$6,015	$3,385

Property and equipment, net*:
Computers and other equipment	$1,572	$2,148
Leasehold improvements	524	488
Furniture and fixtures	121	132

	2,217	2,768
Less accumulated depreciation	(1,865)	(2,256)

	$352	$512

Accrued liabilities:
Accrued legal and professional services	$257	$775
Accrued compensation and payroll taxes	584	750
Other	338	308

	$1,179	$1,833

*Depreciation expense was approximately $323,000, $420,000 and $580,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 3—Stock Plans:

        The Company has four stock option plans, which provide for the issuance of stock options to employees of the Company to purchase Ordinary shares. At December 31, 2001 and 2000, respectively, approximately 539,466 and 641,931 Ordinary shares were available for future grants of stock options. Stock options are generally granted at prices of not less than 100% of the fair market value of the Ordinary shares on the date of grant, as determined by the Board of Directors.

        The following table summarizes activity on stock options:

	1986 and 1996 U.K. Share Option Schemes	1988 and 1995 U.S. Stock Option Plans	Total	Weighted Average Exercise Price
Outstanding at December 31, 1998	567,792	1,704,341	2,272,133	$1.77
Granted	171,000	425,000	596,000	$4.52
Exercised	(69,859)	(144,459)	(214,318)	$1.48
Lapsed	(47,470)	(255,372)	(302,842)	$1.57

Outstanding at December 31, 1999	621,463	1,729,510	2,350,973	$2.52

Granted	88,000	797,400	885,400	$6.81
Exercised	(41,190)	(149,888)	(191,078)	$2.02
Lapsed	(63,995)	(153,483)	(217,478)	$3.65

Outstanding at December 31, 2000	604,278	2,223,539	2,827,817	$3.81

Granted	486,375	1,377,600	1,863,975	$3.01
Exercised	(18,594)	(19,988)	(38,582)	$1.30
Lapsed	(135,936)	(625,574)	(761,510)	$5.35

Outstanding at December 31, 2001	936,123	2,955,577	3,891,700	$3.15

        Options granted under the Company's option plans generally vest over a four year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date. Options to purchase 1,823,407 and 1,406,850 shares were exercisable at December 31, 2001 and 2000, respectively.

        The following table summarizes information about the Company's stock options outstanding and exercisable at December 31, 2001:

        Options outstanding at December 31, 2001:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01 - $2.00	1,671,837	7.0 years	$1.61
$2.01 - $4.00	1,176,939	8.0 years	$2.97
$4.01 - $6.00	852,977	7.9 years	$5.19
$6.01 - $8.00	90,448	8.4 years	$7.07
$8.01 - $10.00	45,999	8.6 years	$8.74
$10.01 - $12.00	53,500	8.6 years	$11.13

	3,891,700	7.6 years	$3.15

        Options exercisable at December 31, 2001:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$0.01 - $2.00	789,346	$1.48
$2.01 - $4.00	481,981	$2.54
$4.01 - $6.00	438,790	$5.27
$6.01 - $8.00	39,656	$6.96
$8.01 - $10.00	22,176	$8.74
$10.01 - $12.00	51,458	$11.13

	1,823,407	$3.15

        In March 1995, the Company's shareholders adopted the 1995 Employee Share Purchase Plan (the "Purchase Plan") with 275,000 Ordinary shares reserved for issuance thereunder. On July 21, 1998 the number of shares reserved for issuance was increased to 525,000. On May 27, 1999 the number was further increased to 900,000. The Purchase Plan enables employees to purchase Ordinary shares at approximately 85% of the fair market value of the Ordinary shares at the beginning or end of each six month offering period. The Purchase Plan qualifies as an "employee stock purchase plan" under section 423 of the U.S. Internal Revenue Code. During 2001, 2000 and 1999 the Company issued 56,241, 43,183, and 171,453 shares under the Purchase Plan, respectively. At December 31, 2001 and 2000 approximately 290,738 and 346,979 ordinary shares were reserved for future Purchase Plan issuances, respectively.

Fair value disclosures

        Had the compensation cost for the Company's stock option plans and the Purchase Plan been determined based on the fair value at the grant dates, as prescribed in FAS 123, the net income (loss)

and net income (loss) per share would have been adjusted to the pro-forma amounts indicated below (in thousands, except per share data):

	Year Ended December 31,
	2001	2000	1999
Net income (loss):
As reported	$(11,008)	$(6,814)	$(9,959)
Pro forma	(13,523)	(9,134)	(11,456)
Basic net income (loss) per share:
As reported	$(0.57)	$(0.47)	$(0.77)
Pro forma	(0.70)	(0.63)	(0.89)
Diluted net income (loss) per share:
As reported	$(0.57)	$(0.47)	$(0.77)
Pro forma	(0.70)	(0.63)	(0.89)

        In accordance with the disclosure provisions of FAS 123, the fair value of employee stock options granted during fiscal 2001, 2000 and 1999 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

	Year Ended December 31,
	2001	2000	1999
Volatility range	110%	118%	113%
Risk-free interest rate range	3.4 - 5.0%	4.6 - 6.7%	4.6 - 6.2%
Dividend yield	0%	0%	0%
Expected option term	4 yrs	4 yrs	4 yrs

Note 4—Income Taxes:

        The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
United States	$(6,592)	$(3,146)	$(3,705)
United Kingdom and other countries	(4,568)	(4,453)	(7,570)

	$(11,160)	$(7,599)	$(11,275)

        The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Current:
U.S. federal	$—	$—	$—
U.S. state and local	1	2	18
United Kingdom and other countries	(153)	(787)	(1,334)

Total current	(152)	(785)	(1,316)

Total provision (benefit)	$(152)	$(785)	$(1,316)

        The Company's actual provision differs from the provision (benefit) computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

	Year Ended December 31,
	2001	2000	1999
U.S. federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State and local taxes, net of U.S. federal benefit	—	—	0.2
Foreign income taxes at other than U.S. rate	(1.4)	(10.4)	(11.9)
Utilization of operating loss carryforwards	—	—	—
Reserve for net deferred tax assets	34.0	34.0	34.0

Effective tax rate	(1.4)%	(10.4)%	(11.7)%

        The components of net deferred income tax assets are as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Net operating loss carryforwards	$16,718	$13,959	$9,456
Tax credit carryforwards	1,120	1,120	1,120
Sales return allowance	—	—	13
Accrued expenses, allowance and other temporary differences	333	258	261

Net deferred tax assets before valuation allowance	18,171	15,337	10,850
Deferred tax asset valuation allowance	(18,171)	(15,337)	(10,850)

Net deferred taxes	$—	$—	$—

        At December 31, 2001, the Company had available net operating loss carryforwards of approximately $37 million, $18 million and $10 million for U.S. Federal, State and United Kingdom tax purposes, respectively. If unutilized, these net operating loss carryforwards will completely expire in 2021, 2006 and unlimited, respectively. For U.S. federal and state tax purposes, a portion of the Company's net operating loss carryforwards may be subject to certain limitations on annual utilization in case of a change in ownership, as defined by federal and state tax law.

        At December 31, 2001, the Company's deferred tax assets relate primarily to its United States operations. Management believes that, based on such factors as recent and potential fluctuations in operating results, it is more likely than not that the United States operations will not generate sufficient future taxable income, and thus a full valuation allowance has been recorded at December 31, 2001. If the Company generates taxable income in future years, the valuation allowance may be reduced, which correspondingly may reduce the Company's tax provision.

Note 5—Employee Pension Plans:

        The Company has a 401(k) plan covering all of its U.S. employees and a defined contribution pension plan covering all its United Kingdom employees. Under both of these plans, employees may contribute a percentage of their compensation and the Company makes certain matching contributions. Both the employees' and the Company's contributions are fully vested and nonforfeitable at all times. The assets of both these plans are held separately from those of the Company in independently managed and administered funds. The Company's contributions to these plans aggregated $239,000 in 2001, $215,000 in 2000 and $202,000 in 1999.

Note 6—Net Income (Loss) Per Share:

	Year Ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
Net income (loss)	$(11,008)	$(6,814)	$(9,959)

Calculation of basic net income (loss) per share:
Weighted average number of shares outstanding used in computation	19,248	14,571	12,883

Basic net income (loss) per share	$(0.57)	$(0.47)	$(0.77)

Calculation of diluted net income (loss) per share:
Weighted average number of shares outstanding used in computation	19,248	14,571	12,883
Net effect of dilutive stock options, warrants and convertible securities outstanding	—	—	—

Weighted average number of shares and share equivalents	19,248	14,571	12,883

Diluted net income (loss) per share	$(0.57)	$(0.47)	$(0.77)

Note 7—Commitments and Contingencies:

Lease commitments

        The Company is party to a number of noncancelable operating and capital lease agreements.

        Amortization of leased computers and other equipment under capital leases was $0, $0 and $47,000 in 2001, 2000 and 1999, respectively.

        The following are future minimum payments under operating leases as of December 31, 2001 (in thousands):

Operating Leases
Year ending December 31,
2002	$699
2003	427
2004	362
2005	343
2006	332
Thereafter	2,201

Total minimum lease payments	$4,364

        Operating lease commitments above are net of sublease income of $165,000, $0 and $0 in 2002, 2003 and 2004, respectively. The rental expense under all operating leases was $805,000, $709,000, and $763,000 in 2001, 2000 and 1999, respectively. Rental expense was net of sublease rental income of $702,000 in 2001, $755,000 in 2000 and $800,000 in 1999.

Royalty agreement

        In the first quarter of 1999, the Company signed a five-year agreement with Sun Microsystems, Inc. ("Sun"), under which Sun established the Company as a Sun Authorized Virtual Machine provider. The agreement also grants the Company immediate access to the Java compatibility test suite and the Java technology source code. The agreement includes technology sharing and compatibility verification. In September 2001, the Company and Sun Microsystems, Inc. ("Sun") entered into Amendment No. 3 (the "Amendment") to the Technology License and Distribution Agreement (the "Distribution Agreement") between the two companies. In addition, in June 2001, the two companies entered into an addendum (the "Addendum") to the Distribution Agreement relating to distribution of products to a customer of the Company. The Amendment and the Addendum each require the Company to make non-refundable royalty prepayments to Sun. Under the agreement, the Company will pay Sun a per unit royalty on each Jeode-enabled OEM product shipped by the Company's customers. The Amendment deletes the former expiration terms and expires on June 30, 2004 with an optional 3 year term renewal on a portion of the Sun technology, (specifically personal and embedded Java). If the agreement with Sun terminates or expires without renewal, the Company would not be able to market the Company's Jeode product line.

Employment Agreements

        The Company has entered into three employment agreements with key executives which would require the Company to continue to pay salary for up to one year if any of these employees are terminated under certain circumstances as specified in the agreements.

Rent Agreement

        During 1998, the Company sublet until March 2002 facilities it formerly occupied in the United Kingdom, on substantially the same terms as those applicable to the Company. The Company's lease on the subleased premises expires in September 2017, except that with seven months' notice the Company may elect to terminate the lease in September 2002, 2007 and 2012. In January 2002, the Company entered into an agreement with the landlord to terminate the lease on April 13, 2002. The termination agreement requires the Company to pay on April 3, 2002 a surrender payment of approximately $470,000.

Note 8—Segment Reporting:

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

        The Company operates in a single industry segment providing virtual machine technology which enables software applications to be run on various computer platforms. In 2001, Phoenix Technologies, Ltd. ("Phoenix") accounted for 49% of total revenues. In 2000, Wind River Systems, Inc., Gemstar International Group, Ltd., Quantum Corporation and Victor Data Systems Company Ltd. accounted for 22%, 18%, 15%, and 14%, respectively, of total revenues. In 1999, Quantum Corporation accounted for 23% of total revenues. No other customer accounted for 10% or more of the Company's total revenues during 2001, 2000 or 1999.

Geographic information

        Financial information by geographical region is summarized below (in thousands):

	Year Ended December 31,
	2001	2000	1999
Revenues from unaffiliated customers:
United States	$9,878	$10,577	$6,203
International	395	189	634

Consolidated	$10,273	$10,766	$6,837

Intercompany revenues:
United States	$316	$127	$406
International	4,679	4,931	880

Consolidated	$4,995	$5,058	$1,286

Operating loss:
United States	$(6,316)	$(2,692)	$(3,389)
International	(5,411)	(4,902)	(8,266)

Consolidated	$(11,727)	$(7,594)	$(11,655)

Identifiable assets:
United States	$14,091	$6,108	$3,321
International	38,637	38,271	24,207
Intercompany items and eliminations	(34,960)	(22,043)	(14,244)

Consolidated	$17,768	$22,336	$13,284

Long-lived assets:
United States	$425	$135	$470
International	35,237	22,670	14,974
Intercompany items and eliminations	(34,960)	(22,043)	(14,244)

Consolidated	$702	$762	$1,200

        All of the international revenues and substantially all of the international identifiable assets relate to the Company's operations in the United Kingdom. Intercompany sales are accounted for at prices intended to approximate those that would be charged to unaffiliated customers.

        Financial information by line of product is summarized below (in thousands):

	Year ended December 31,
	2001	2000	1999
Jeode	$10,123	$10,590	$1,590
SoftWindows	150	176	5,247

Total	$10,273	$10,766	$6,837

        Revenues from United States operations included export sales of $1,030,000, $1,726,000 and $402,000 in 2001, 2000 and 1999, respectively, which were primarily to customers in Asia and Europe.

        Revenue by geographic area for the year ended December 31, 2001 is as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total
OEM	$2,155	$258	$365	$2,778
Distributor	6,692	772	12	7,476
End user	2	—	17	19

Total	$8,849	$1,030	$394	$10,273

Percentage of total revenue	86%	10%	4%	100%

        Revenue by geographic area for the year ended December 31, 2000 is as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total
OEM	$4,931	$496	$148	$5,575
Distributor	3,785	1,170	—	4,955
End user	135	60	41	236

Total	$8,851	$1,726	$189	$10,766

Percentage of total revenue	82%	16%	2%	100%

        Revenue by geographic area for the year ended December 31, 1999 is as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total
OEM	$2,050	$—	$—	$2,050
Distributor	3,505	388	506	4,399
End user	210	14	124	348
Other	36	—	4	40

Total	$5,801	$402	$634	$6,837

Percentage of total revenue	85%	6%	9%	100%

        There were no European countries that accounted for more than 10% of total revenue.

Note 9—Private Placement and Warrants:

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

Note 9—Private Placement and Warrants: (Continued)

        In April 2001, three investors exercised their warrants for 282,500 ADSs. The Company received $682,283, net of $19,117 for legal fees for the warrant exercises.

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

        Under the December 1999 private placement, the investors were entitled to additional warrants to purchase ADS's at £0.20 nominal value per share if the average of the closing bid price of the ADS's over the ten days before an adjustment date was less than $4.23. The adjustment dates commenced on March 10, 2000 and occurred on the 10th of each month through March 10, 2001, inclusive. The rights for an adjustment date to occur would terminate upon release of at least $4.75 million of the funds held in escrow by Citrix on December 9, 1999. However, not enough of the funds held were released to trigger this termination. As calculated the average bid price of the Company's ADS's on all the adjustment dates exceeded $4.23 per share and consequently no adjustment occurred. The adjustment rights have now expired.

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

        Amounts classified as warrants will remain outside of shareholders' equity for the life of the warrant or until they are exercised, whichever occurs first. This classification reflects certain potential cash payments that may occur, should the Company complete a major transaction, such as a takeover, during the life of the warrants. If a major transaction had occurred as of December 31, 2001, the maximum cash payout would have been $149,317 based on the estimated Black-Scholes value of the warrant.

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

Note 10—Convertible Promissory Note:

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

Note 11—NTRIGUE:

        On February 5, 1998 the Company completed the disposal of its NTRIGUE technology to Citrix Systems Inc. ("Citrix") for $17.7 million.

        Under the terms of the disposal agreement $9.0 million was paid to the Company in cash on February 5, 1998, and the remainder is being held in escrow for the sole purpose of satisfying any obligations to Citrix arising from or in connection with an event against which the Company would be required to indemnify Citrix. Of this amount, $2.5 million, $0.9 million, $1.0 million, $0.3 million and $4.9 million were released to the Company in February 1999, August 1999, February 2000, September 2000 and April 2001 respectively. The Company has recorded earned interest of $173,000, $218,000 and $87,000 for the years ended December 31, 1999, 2000 and 2001, respectively, and such amounts were included in the accounts held in escrow.

        On October 4, 1999, the Company filed suit against Citrix Systems Inc. ("Citrix") and GraphOn Corporation ("GraphOn") in the Superior Court of the State of California, County of Santa Clara, relating to the misappropriation assertions of GraphOn and Citrix's refusal to release funds still remaining in escrow and breach of a Cooperation Agreement between the Company and Citrix. On March 15, 2000, GraphOn filed a suit against Citrix and the Company in the Superior Court of the State of California, County of Santa Clara, alleging trade secret misappropriation and breach of contract arising out of the same facts and circumstances set forth in the Company's action against GraphOn. The two cases were consolidated.

        This case was settled out of court on April 5, 2001. The settlement did not involve any payment by the Company on the GraphOn claims against the Company and the balance of an escrow account, $4.9 million, was released to the Company on April 20, 2001.

Note 12—Line of Credit:

        On March 20, 2000, the Company entered into a binding agreement with a director and members of his family whereby they would provide the Company a $5.0 million line of credit with a commitment fee of four points based upon the total amount of the line and drawdown/termination fee of two points for the first drawdown or termination. The interest rate on amounts drawn down was at prime plus 2% until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash at the repayment date. The Company drew down a total of $3.0 million of the line of credit during 2000. A total of 19,994 Ordinary Shares in ADS form were issued as payment for drawdown fees under the line of credit arrangement. On November 27, 2000 the Company repaid this sum, along with all accrued interest and the termination fee due.

Note 13—Related Party:

        On February 13, 2001, the Company entered into a promissory note with Richard M. Noling, President and Chief Executive Officer of the Company whereby Mr. Noling borrowed $150,000 from the U.S.-based subsidiary of the Company. The promissory note is due in three equal installments, on each annual anniversary from the date of the note. The note was amended on January 24, 2002 to extend the first and subsequent installments one year. The first installment is due on February 13, 2003. Interest accrues on the unpaid principal balance at a rate per annum equal to the prime lending rate of interest as listed in the Wall Street Journal plus 1%. Accrued interest is due and payable monthly in arrears on the last calendar day of each month, beginning March 31, 2001. In addition, on July 17, 2001, Mr. Noling received an interest free loan of $50,000. The $50,000 loan was repaid in full on September 30, 2001.

Schedule II
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions	Deductions (Write-offs)	Balance at End of period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2001	$42	$472	$(26)	$488
Year ended December 31, 2000	$58	$—	$(16)	$42
Year ended December 31, 1999	$459	$63	$(464)	$58
Allowance for sales return reserve:
Year ended December 31, 2001	$—	$—	$—	$—
Year ended December 31, 2000	$33	$—	$(33)	$—
Year ended December 31, 1999	$991	$—	$(958)	$33

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of Insignia Solutions plc:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Insignia Solutions plc and its subsidiaries (the "Company") at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California January 20, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2002.

INSIGNIA SOLUTIONS PLC
By:	/s/ RICHARD M. NOLING Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ RICHARD M. NOLING Richard M. Noling	Chief Executive Officer and a Director (Principal Executive Officer and Director)	April 1, 2002
/s/ MARK E. MCMILLAN Mark E. McMillan	President	April 1, 2002
/s/ ALBERT J. WOOD Albert J. Wood	Chief Financial Officer, Secretary and Senior Vice President (Principal Financial and Accounting Officer)	April 1, 2002
Additional Directors:
/s/ NICHOLAS, VISCOUNT BEARSTED Nicholas, Viscount Bearsted	Director	April 1, 2002
/s/ VINCENT S. PINO Vincent S. Pino	Director	April 1, 2002
/s/ DAVID G. FRODSHAM David G. Frodsham	Director	April 1, 2002
/s/ JOHN C. FOGELIN John C. Fogelin	Director	April 1, 2002

INDEX TO EXHIBITS

        The following exhibits are filed as part of this Report:

Exhibit Number	Exhibit Title
2.01	—Asset Purchase Agreement dated as of January 10, 1998, by and among Citrix Systems, Inc., Citrix Systems UK Limited and Registrant. (4)**
2.02	—Amendment No. 1 to Asset Purchase Agreement dated as of February 5, 1998, by and among Citrix Systems, Inc., Citrix Systems UK Limited and Registrant. (4)**
3.02	—Registrant's Articles of Association. (1)
3.04	—Registrant's Memorandum of Association. (1)
4.01	—Form of Specimen Certificate for Registrant's Ordinary Shares. (1)
4.02	—Deposit Agreement between Registrant and The Bank of New York. (2)
4.03	—Form of American Depositary Receipt (included in Exhibit 4.02). (2)
10.01	—Registrant's 1986 Executive Share Option Scheme, as amended, and related documents. (1)*
10.02	—Registrant's 1988 U.S. Stock Option Plan, as amended, and related documents. (1)*
10.03	—Registrant's 1995 Incentive Stock Option Plan for U.S. Employees and related documents, as amended (incorporated by reference to Exhibit 4.04 to Registrant's Registration Statement on Form S-8 filed on December 13, 2000 (File No. 333-51760)).*
10.05	—Insignia Solutions Inc. 401(k) Plan. (1)*
10.06	—Registrant's Small Self-Administered Pension Plan Definitive Deed and Rules. (1)*
10.10	—Executive's Employment Agreement dated January 1, 1993 between Registrant and George Buchan. (1)*
10.14	—Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (1)*
10.16	—Lease between Registrant and The Standard Life Assurance Company dated November 3, 1992 and related documents. (1)
10.28	—Registrant's U.K. Employee Share Option Scheme 1996, as amended (incorporated by reference to Exhibit 4.05 to Registrant's Registration Statement on Form S-8 filed on December 13, 2000 (File No. 333-51760) ).*
10.33	—Employment Agreement effective March 25, 1997 between Registrant and Richard M. Noling. (3)*
10.34	—Consulting Agreement effective April 1, 1997 between Registrant and Nicholas, Viscount Bearsted. (3)*
10.36	—Source Code License and Binary Distribution Agreement dated as of September 29, 1997 between Registrant and Silicon Graphics, Inc. (3)
10.38	—Lease Agreement between Insignia Solutions, Inc. and Lincoln-Whitehall Pacific, LLC, dated December 22, 1997 (incorporated by reference to the exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
10.42	—Registrant's 1995 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 4.06 to Registrant's Registration Statement on Form S-8 filed on April 12, 2000 (File No. 333-34632)).*
10.44	—Lease agreement between Registrant and Comland Industrial and Commercial Properties Limited dated August 12th, 1998 for the Apollo House premises and the Saturn House premises (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

10.46	—Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 (incorporated by reference to the exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.50	—License, Distribution, and Asset Purchase Agreement between Registrant and FWB Software, LLC dated October 6, 1999 (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.51	—Registration Rights Agreement dated as of October 20, 1999, by and between Registrant and Quantum Corporation (incorporated by reference to Exhibit 4.14 to Registrant's Registration Statement on Form S-3 filed on February 13, 2001 (File No. 333-55498)).
10.52	—Securities Purchase Agreement dated as of December 9, 1999, between Registrant and Castle Creek Technology Partners LLC (incorporated by reference to Exhibit 10.50 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.53	—Securities Purchase Agreement dated as of December 9, 1999, between Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.51 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.54	—Registration Rights Agreement dated as of December 9, 1999, between Registrant and Castle Creek Technology Partners LLC (incorporated by reference to Exhibit 4.05 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.55	—Registration Rights Agreement dated as of December 9, 1999, between Registrant and the Purchasers named therein (incorporated by reference to Exhibit 4.08 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.56	—ADSs Purchase Warrant issued to Castle Creek Technology Partners LLC dated December 9, 1999 (incorporated by reference to Exhibit 4.06 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.57	—ADSs Purchase Reset Warrant issued to Castle Creek Technology Partners LLC dated December 9, 1999 (incorporated by reference to Exhibit 4.07 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.58	—Form of ADSs Purchase Warrant issued December 9, 1999 (incorporated by reference to Exhibit 4.09 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.59	—Form of ADSs Purchase Reset Warrant issued December 9, 1999 (incorporated by reference to Exhibit 4.10 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.60	—Line of Credit Loan Agreement and Promissory Note dated as of March 20, 2000 by and between Registrant and Vincent S. Pino, Rosemary G. Pino, Michael V. Pino and Tiffany R. Pino (incorporated by reference to Exhibit 4.15 to Registrant's Registration Statement on Form S-3 filed on February 13, 2001 (File No. 333-55498)).
10.61	—Form of Subscription Agreement for the Purchase of units dated November 24, 2000 (incorporated by reference to Exhibit 10.52 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.62	—Warrant Agreement, dated as of November 24, 2000, between Registrant and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.53 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.63	—Form of ADSs Purchase Warrant issued November 24, 2000 (incorporated by reference to Exhibit 4.11 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.64	—ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated November 24, 2000 (incorporated by reference to Exhibit 4.12 to Registrant's Current Report on Form 8-K filed on November 29, 2000).

10.65	—OEM Agreement between Wind River Systems, Inc. and Insignia Solutions, Inc., dated December 22, 2000, as amended (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).**
10.66	—Form of Subscription Agreement for the Purchase of units dated February 12, 2001 (incorporated by reference to Exhibit 10.54 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.67	—Warrant Agreement, dated as of February 12, 2001, between Registrant and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.55 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.68	—Form of ADSs Purchase Warrant issued February 12, 2001 (incorporated by reference to Exhibit 4.13 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.69	—ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated February 12, 2001 (incorporated by reference to Exhibit 4.14 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.70	—Amendment No. 3, dated September 28, 2001, to the Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001). **
10.71	—Addendum, dated June 6, 2001, to the Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001). **
10.72	—Master Support Agreement between Sun Microsystems, Inc. and Registrant, dated September 28, 2001 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001). **
21.01	—List of Registrant's subsidiaries. (2)
23.01	—Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.01	—Power of Attorney (included on signature page).

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

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1—Business
  Item 2—Facilities
  Item 3—Legal Proceedings
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 4A—Executive Officers of the Registrant
PART II
  Item 5—Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6—Selected Consolidated Financial Data
  Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8—Consolidated Financial Statements and Supplementary Data
  Item 9—Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10—Directors and Executive Officers of the Registrant
  Item 11—Executive Compensation
Summary Compensation Table
Option Grants in 2001
Aggregated Option Exercises in 2001 and Year-End Option Values
  Item 12—Security Ownership of Certain Beneficial Owners and Management
  Item 13—Certain Relationships and Related Transactions
PART IV
  Item 14—Exhibits, Financial Statement Schedules and Reports on Form 8-K
INSIGNIA SOLUTIONS PLC CONSOLIDATED BALANCE SHEET (amounts in thousands, except share data)
INSIGNIA SOLUTIONS PLC CONSOLIDATED STATEMENT OF OPERATIONS (amounts in thousands, except share and per share data)
INSIGNIA SOLUTIONS PLC CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (amounts in thousands, except share data)
INSIGNIA SOLUTIONS PLC CONSOLIDATED STATEMENT OF CASH FLOWS (amounts in thousands)
INSIGNIA SOLUTIONS PLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II Valuation and Qualifying Accounts
REPORT OF INDEPENDENT ACCOUNTANTS
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS