Form 10-Q
period 2002-03-31
INSIGNIA SOLUTIONS PLC
filed 2002-05-15
CIK 1002390

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or,

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 0-27012

Insignia Solutions plc

(Exact name of Registrant as specified in its charter)

England and Wales	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

41300 Christy Street Fremont California 94538 United States of America (510) 360-3700	Mercury Park, Wycombe Lane Wooburn Green High Wycombe, Bucks HP10 0HH United Kingdom (44) 1628-539500

(Address and telephone number of principal executive offices and principal places of business)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

As of May 3, 2002, there were 20,019,729 ordinary shares of £0.20 each nominal value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$6,582	$8,643
Restricted cash	250	—
Accounts receivable, net of allowances of $473 and $488, respectively	4,584	6,015
Prepaid royalties	1,880	1,139
Prepaid and other current assets	1,265	1,269
Total current assets	14,561	17,066

Property and equipment, net	306	352
Restricted cash	—	250
Other non-current assets	100	100
	$14,967	$17,768

LIABILITIES, MANDATORILY REDEEMABLE WARRANTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,018	$1,011
Accrued liabilities	1,164	1,179
Deferred revenue	1,694	4,054
Income taxes payable	187	189
Total current liabilities	4,063	6,433

Commitments and Contingencies (Note 5)

Mandatorily redeemable warrants	1,440	1,440

Shareholders’ equity:
Ordinary shares	6,408	6,278
Additional paid-in capital	59,280	58,869
Accumulated deficit	(55,763)	(54,791)
Other accumulated comprehensive loss	(461)	(461)
Total shareholders’ equity	9,464	9,895

	$14,967	$17,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts, unaudited)

	Three months ended March 31,
	2002	2001

Net revenues:
License	$2,988	$1,081
Service	556	615

Total net revenues	3,544	1,696

Cost of net revenues:
License	1,014	611
Service	197	184

Total cost of net revenues	1,211	795

Gross margin	2,333	901

Operating expenses:
Sales and marketing	1,721	1,731
Research and development	1,196	1,594
General and administrative	938	1,251

Total operating expenses	3,855	4,576

Operating loss	(1,522)	(3,675)

Interest income, net	21	224
Other income (expense), net	(32)	31

Loss before income taxes	(1,533)	(3,420)

Benefit for income taxes	(561)	—

Net loss	$(972)	$(3,420)

Basic and diluted net loss per share	$(0.05)	$(0.18)

Weighted average shares and share equivalents:
Basic and diluted	19,574	18,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(972)	$(3,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67	89
Allowance for doubtful accounts	(15)	(161)
Other	—	3
Net changes in assets and liabilities:
Accounts receivable, net	1,446	227
Prepaid royalties	(741)	—
Prepaid and other current assets	(4)	(115)
Other non-current assets	—	(100)
Accounts payable	7	(536)
Accrued liabilities	(15)	(380)
Accrued royalties	—	203
Deferred revenue	(2,360)	(36)
Income taxes payable	(2)	(149)
Net cash used in operating activities	(2,581)	(4,375)
Cash flows from investing activities:
Purchases of property and equipment	(21)	(95)
Product line sale proceeds held in escrow	—	(77)
Product line sale proceeds released from escrow	—	141
Net cash used in investing activities	(21)	(31)
Cash flows from financing activities:
Proceeds from issuance of shares, net	(1)	4,274
Proceeds from exercise of warrants	481	—
Proceeds from exercise of stock options	61	125
Net cash provided by financing activities	541	4,399
Net decrease in cash and cash equivalents	(2,061)	(7)
Cash and cash equivalents at beginning of the period	8,643	12,051
Cash and cash equivalents at end of the period	$6,582	$12,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

During the past 24 months, Insignia has incurred an aggregate loss from operations and negative operating cash flows of $17,902,000 and $22,591,000, respectively.  Insignia has undertaken measures to reduce operating expenses and redesign its commercial efforts to adapt to new developments.  As part of these new developments, Insignia’s current plans may require obtaining additional financing within the next 12 months.  If such financing is not obtained, or if Insignia experiences a significant shortfall in expected revenue, Insignia will need to further reduce the level of expenses in order to meet Insignia’s working capital  requirements during the next 12 months.

Insignia follows accounting policies that are in accordance with principles generally accepted in the United States of America.  Insignia conducts most of its business in U.S. dollars.  All amounts included in the financial statements and in the notes herein are in U.S. dollars unless designated ''£'', in which case they are in British pound sterling. The exchange rates between the U.S. dollar and the British pound sterling were $1.43 and $1.45 (expressed in U.S. dollars per British pound sterling) at March 31, 2002 and 2001, respectively.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on December 31, 2002.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001, included in Insignia Solutions plc’s (“Insignia”) 2001 Annual Report and Form 10-K.

Note 2.  Net income (loss) per share

Net income (loss) per share is presented on a basic and diluted basis, and is computed using the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the period.  Ordinary equivalent shares consist of warrants and stock options (using the treasury stock method).  Under the basic method of calculating net income (loss) per share, ordinary equivalent shares are excluded from the computation.  Under the diluted method of calculating net income (loss) per share, ordinary equivalent shares are excluded from the computation, if their effect is antidilutive.

Statement regarding computation of loss per share  (in thousands except per share data, unaudited):

	Three months ended March 31,
	2002	2001

Net loss	$(972)	$(3,420)

Calculation of basic and diluted loss per share:
Weighted average number of ordinary shares outstanding used in computation	19,574	18,654

Basic and diluted loss per share	$(0.05)	$(0.18)

At March 31, 2002 and March 31, 2001, the weighted average number of options and warrants were 259,000 and 1,251,100 shares, respectively, but were not included in the year-to-date calculation of diluted EPS because their inclusion would have been anti-dilutive.

Note 3.  Comprehensive income (loss)

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

Note 4.  New accounting pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, “SFAS”, No. 141, "Business Combinations'' and SFAS No. 142, "Goodwill and Other Intangible Assets''. Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of  the useful  lives of existing recognized  intangibles  and the testing for impairment of existing goodwill and other intangibles. Insignia adopted SFAS No. 142 effective January 1, 2002.  The adoption of these statements, SFAS No. 141 and 142, did not have a material impact on Insignia’s financial position and results of operations.

In July 2001, the FASBs Emerging Issues Task Force (EITF) reached final consensus on EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products (EITF 00-25).  EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be clasified in a vendor’s financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized.  In November 2001, the EITF reached consensus on EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products (EITF 01-09).  EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25.  Insignia  adopted these new standards in the quarter ended March 31, 2002.  The implementation of EITF 00-25, EITF 01-09, and the accompanying interpretive guidance did not have a material impact on Insignia’s financial position, results of operations, or cash flows.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144) Accounting for the Impairment or Disposal of Long-Lived Assets, which was effective January 1, 2002.  SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions relating to the disposal of a segment of a business set forth in Accounting Principles Board Opinion No. 30.  This Statement retains many of the fundamental provisions of SFAS 121 and expands the scope of discontinued operations to include more disposal transactions.  Insignia adopted SFAS 144 effective January 1, 2002.  The implementation of SFAS 144 did not have a material effect on Insignia’s financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143 (SFAS 143) Accounting for the Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002.  Earlier adoption is encouraged.  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Insignia does not believe the adoption of SFAS 143 will have a material effect on its financial statements.

In February 2002, the EITF issued Topic Number D-103 Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, which was effective for financial statements beginning after December 31, 2001.  Topic Number D-103 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations.  Insignia has adopted Topic Number D-103 effective January 1, 2002.  Insignia has historically recorded reimbursements of out-of-pocket expenses as net amounts in cost of services revenue in the statement of operations.  In accordance with the transition guidance included in Topic Number D-103, adoption required the reclassification of financial statements for prior periods presented for comparative purposes.  The adoption of Topic Number D-103 did not affect Insignia’s net loss, financial position or cash flows.  The reclassification did affect the presentation of certain revenue and cost of revenue items contained within Insignia’s financial statements.

Note 5.  Commitments and Contingencies

In September 2001, Insignia and Sun Microsystems, Inc. (“Sun”) entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement (the “Distribution Agreement”) between the two companies.  In addition, in June 2001, the two companies entered into an addendum (the “Addendum”) to the Distribution Agreement relating to distribution of products to an Insignia customer.  The Amendment and the Addendum each require Insignia to make non-refundable royalty prepayments to Sun.  A total of $5,650,000 of prepaid royalties were paid to Sun under these agreements through the first quarter of 2002, and these agreements require additional royalty prepayments due to Sun totaling $1,350,000 in the second quarter of 2002.

During 1998, Insignia sublet until March 2002 facilities it formerly occupied in the United Kingdom, on substantially the same terms as those applicable to Insignia.  Insignia’s lease on the subleased premises expires in September 2017, except that with seven months’ notice Insignia may elect to terminate the lease in September 2002, 2007 and 2012.  In January 2002, Insignia entered into an agreement with the landlord to terminate the lease on April 3, 2002.  The termination requires Insignia to pay on April 3, 2002 a surrender payment of approximately $470,000.

Note 6.  Segment information

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

Insignia operates in a single industry segment providing virtual machine technology which enables software applications and operating systems to be run on various computer platforms.  In the first quarter of 2002, Phoenix Technologies, Ltd.  (“Phoenix”), accounted for 78% of total revenues.  In the first quarter of 2001, General Instrument Corporation dba The Broadband Communications Sector of Motorola, Inc. (“Motorola”), Grape Systems, Inc. (“Grape”), and Echelon Corporation (“Echelon”) accounted for 29%, 12% and 11% of total revenues, respectively.  No other customer accounted for 10% or more of Insignia's total revenues during the first quarter of 2002 and 2001.

Geographic information

Financial information by geographical region is summarized below (in thousands):

	Three months ended March 31,
	2002	2001
Revenues from unaffiliated customers:
United States	$3,512	$1,493
International	32	203
Consolidated	$3,544	$1,696
Intercompany revenues:
United States	$25	$162
International	1,468	701
Consolidated	$1,493	$863
Operating loss:
United States	$(891)	$(1,908)
International	(631)	(1,767)
Consolidated	$(1,522)	$(3,675)
Identifiable assets:
United States	$11,029	$8,163
International	39,238	41,017
Intercompany items and eliminations	(35,300)	(26,763)
Consolidated	$14,967	$22,417
Long-lived assets:
United States	$166	$473
International	35,540	27,155
Intercompany items and eliminations	(35,300)	(26,763)
Consolidated	$406	$865

All of the international revenues and substantially all of the international identifiable assets relate to Insignia's operations in the United Kingdom.  Intercompany sales are accounted for at prices intended to approximate those that would be charged to unaffiliated customers.

Revenues from United States operations included export sales of $131,000 and $231,000 for the three months ended March 31, 2002 and 2001, respectively.

Revenue by geographic area for the quarter ended March 31, 2002 was as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total

Distributor	$2,858	$60	$—	$2,918
OEM	518	71	9	598
End User	6	—	22	28

Total	$3,382	$131	$31	$3,544

Percentage of total revenue	95%	4%	1%	100%

Revenue by geographic area for the quarter ended March 31, 2001 was as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total

Distributor	$214	$225	$—	$439
OEM	1,049	5	191	1,245
End User	—	—	12	12

Total	$1,263	$230	$203	$1,696

Percentage of total revenue	74%	14%	12%	100%

There were no European countries that accounted for more than 10% of total revenue.

Note 7.  Private placement and warrants

In December 1999, Insignia entered into agreements whereby Insignia issued 1,063,515 ordinary shares in ADS form, bundled with warrants, at a price of $4.23 per share to Castle Creek Technology Partners LLC and four other investors of whom one is a member of Insignia’s board of directors. Insignia received $4.5 million less offering expenses totaling $0.4 million. The bundled warrants give the investors the right to purchase a total of 319,054 ADSs at an exercise price of $5.29 per ADS.  The warrants expire on December 9, 2004.    The securities were issued by Insignia in reliance upon the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”).

During 2000, Insignia issued a total of 19,994 ordinary shares in ADS form at various prices, ranging from $6.281 to $16.50 to a director of Insignia, as payment for drawdown fees under a Line of Credit arrangement entered into in March 2000.  The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.

On November 24, 2000 Insignia entered into agreements whereby Insignia issued 3,600,000 ordinary shares in ADS form, bundled with warrants, at a price of $5.00 per share to a total of 23 investors, including Sun Microsystems, Bsquare, and a member of Insignia’s board of directors.  Insignia received $18.0 million less offering expenses totaling $2.0 million.  The bundled warrants give the investors the right to purchase 1,800,000 ADSs at an exercise price of the lower of the average quoted closing sale price of Insignia’s ADSs for the ten trading days ending on the day preceding the date of the warrant holder’s intent to exercise less a 10% discount, and $6.00.  In the second quarter of 2001, three investors exercised their warrants for 282,500 ADSs. In the first quarter of 2002, three investors exercised their warrant rights for 400,000 ADSs.  The warrants expire on November 24, 2003, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, Insignia may cancel the warrants upon sixty days prior written notice. Insignia also issued a warrant to purchase 225,000 ADSs to the placement agent exercisable at a price of $5.00 per ADS.  This warrant expires on November 24, 2005.  The securities were issued by Insignia in reliance upon the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act.

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

Amounts classified as warrants will remain outside  of  shareholders’ equity  for  the  life of   the warrant or until they are exercised,  whichever  occurs  first.  This  classification  reflects  certain potential  cash payments  that  may occur, should  Insignia  complete  a  major  transaction,  such  as  a takeover,  during  the  life of  the  warrants.  If a major transaction had occurred as of  March 31, 2002, the maximum cash payout would have been $352,772 based on the  estimated  Black-Scholes value of the warrant.

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

Note 8.  Line of credit

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

On March 28, 2002, Insignia's U.S. subsidiary, Insignia Solutins, Inc. ("Insignia U.S.") entered into an accounts receivable financing agreement with Silicon Valley Bank.  The financing agreement allows Insignia U.S. to borrow an amount up to 80% of eligible receivables not to exceed $1,200,000, with interest at the bank’s prime rate plus two percentage points.  The agreement expires on March 27, 2003.  Borrowing is subject to compliance with certain covenants, including a requirement to maintain specific financial ratios.  Borrowings are secured by substantially all of the assets of Insignia U.S.  Insignia U.S. was in compliance with these covenants at March 31, 2002, and at that time there were no outstanding borrowings under this credit facility.

Note 9.  Related party transaction

During the three months ended March 31, 2002 and the twelve months ended December 31, 2001, Insignia recognized revenue of $2,775,000 and $4,975,000, respectively, from Phoenix.  The CEO of Phoenix was a director on Insignia’s board of directors from March 1997 until March 2001.

During the three months ended March 31, 2002 and the twelve months ended December 31, 2001, Insignia recognized revenue of $25,000 and $329,000, respectively, from Wind River Systems, Inc. (“Wind River”).  Wind River participated in a private placement of equity in Insignia in February 2001 on the same terms as the other three investors in the private placement.  Wind River paid the aggregate purchase price of $2,000,000 for 400,000 ordinary shares

represented by ADRs and warrants to purchase 200,000 additional ordinary shares represented by ADRs.   In addition, a Vice President of Wind River, John C. Fogelin, was appointed to Insignia’s board of directors in January 2001.

On February 13, 2001, Insignia entered into a promissory note with Richard M. Noling, President and Chief Executive Officer of Insignia whereby Mr. Noling borrowed $150,000 from Insignia U.S.  The promissory note is due in three equal installments, on each annual anniversary from the date of the note.  The note was amended on January 24, 2002 to extend the first and subsequent installments one year.  The first installment is now due on February 13, 2003.  Interest accrues on the unpaid principal balance at a rate per annum equal to the prime lending rate of interest as listed in the Wall Street Journal plus 1%.  Accrued interest is due and payable monthly in arrears on the last calendar day of each month, beginning March 31, 2001.  In addition, on July 17, 2001, Mr. Noling received an interest free loan of $50,000.  The $50,000 loan was repaid in full on September 30, 2001.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Insignia’s Form 10-K for the year ended December 31, 2001 (the “Form 10-K”).

Future operating results

This Form 10-Q contains forward-looking statements.  These forward-looking statements concern matters which include, but are not limited to, the revenue model and market for the Jeode product line, the features, benefits and advantages of the Jeode platform, international operations and sales, gross margins, spending levels, the availability of licenses to third-party proprietary rights, business and sales strategies, matters relating to proprietary rights, competition, exchange rate fluctuations and Insignia’s liquidity and capital needs.  These and other statements regarding matters that are not historical are forward-looking statements.  These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the demand for the Jeode platform; the performance and functionality of Jeode technology; Insignia’s ability to deliver products on time, and market acceptance of new products or upgrades of existing products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; product life cycles; quality control of products sold; competitive conditions in the industry; economic conditions generally or in various geographic areas; and the risks listed from time to time in the reports that Insignia files with the U.S. Securities and Exchange Commission.  Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this Report.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  Insignia assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three month periods ended March 31, 2002 and 2001.

	Three months ended March 31,
	2002	2001
Net revenues:
License	84.3%	63.7%
Service	15.7%	36.3%

Total net revenues	100.0%	100.0%

Cost of net revenues:
License	28.6%	36.0%
Service	5.6%	10.9%

Total cost of net revenues	34.2%	46.9%

Gross margin	65.8%	53.1%

Operating expenses:
Sales and marketing	48.6%	102.1%
Research and development	33.7%	94.0%
General and administrative	26.5%	73.7%

Total operating expenses	108.8%	269.8%

Operating loss	(43.0)%	(216.7)%

Interest income, net	0.6%	13.2%
Other income (expense), net	(0.9)%	1.8%

Loss before income taxes	(43.3)%	(201.7)%

Benefit for income taxes	(15.8)%	0%

Net loss	(27.5)%	(201.7)%

Overview

Insignia, which commenced operations in 1986, develops, markets and supports software technologies that implement accelerated virtual machine technology for memory-constrained smart devices.

In January 1998, Insignia announced its intention to launch a new product line called the Jeode™ platform, based on Insignia’s Embedded Virtual Machine (“EVM”™) technology.  Insignia also explored new markets that would leverage Insignia’s 16 years of emulation software development experience.  The Jeode platform is Insignia’s implementation of Sun Microsystems, Inc.’s (“Sun”) Java® technology tailored for smart devices.  It leverages patent-pending intellectual property to provide these resource-constrained devices with high performance, fully-compatible Java applet and application support.   The product became available for sale in March 1999.  The Jeode platform was the principal product line of Insignia in the first quarter of 2002.  Insignia expects that it will continue to rely upon sales of Jeode products, plus new products that may be introduced, for Insignia’s revenue in the foreseeable future.  The Jeode product line revenue model is based on original equipment manufacturers’ (“OEMs”) and channel partners’ customer transactions.

During 2001, Insignia began development of a range of products for the mobile handset and wireless carrier industry.  These products build on our position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and allow wireless carriers to build valuable incremental services.  Insignia is planning for these new products to be shipped before the end of  2002.

Insignia’s principal product line in past years was SoftWindows™.  This product enabled Microsoft Windows (“Windows”®) applications to be run on most Apple Computer Inc. (“Apple”®) Macintosh computers and many UNIX workstations.  Revenues from this product line grew until 1995, but declined significantly after that date, along with margins.  This was due to a declining demand for Apple Macintosh products and increased competition.  Insignia also shipped RealPC, a low cost software product that allowed consumers to play games and other applications designed for Intel-based PCs on their Power Macintosh computers.  In 1999 Management took steps to discontinue these product lines, thus allowing Insignia to focus exclusively on its Jeode platform business strategy.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with generally accepted accounting principals.  Certain of Insignia's accounting policies require the application of significant judgement by management in selecting the appropriate assumptions for calculating financial estimates.  These estimates affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  By their nature, these judgements are subject to an inherent degree of uncertainty.  The most significant estimates and assumptions relate to revenue recognition, accounts receivable, the recoverability of prepaid royalties, and the adequacy of allowances for doubtful accounts.  Actual amounts could differ from these estimates.

Insignia recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition", as amended.  SOP 97-2 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists;
(2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

At the time of the transaction, Insignia assesses whether the fee associated with its revenue transactions is fixed and determinable based on the payment terms associated with the transaction.  If a significant portion of a fee is due after the normal payment terms, which are 30 to 90 days from invoice date, Insignia accounts for the fee as not being fixed and determinable.  In these cases, Insignia recognizes revenue as the fees become due.

For arrangements with multiple obligations (for example, undelivered maintenance and support), Insignia allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to Insignia.  This means that Insignia will defer revenue from the arrangment fee equivalent to the fair value of the undelivered elements.  Fair value for the ongoing maintenance and support obligation is based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts.  Fair value of services, such as training or consulting, is based upon separate sales by Insignia of these services to other customers.

Insignia recognizes revenue for maintenance services ratably over the contract term.  Insignia's training and consulting services are billed based on hourly rates, and Insignia generally recognizes revenue as these services are performed.  However, at the time of entering into a transaction, Insignia assesses whether or not any services included within the arrangement require Insignia to perform a significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests.  If these services are included as part of an arrangement, Insignia recognizes the entire fee using the percentage of completion method.  Insignia estimates the percentage of completion based on Insignia's estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

Insignia's agreements with licensors sometimes require Insignia to make advance royalty payments and pay royalties based on product sales.  Prepaid royalties are capitalized and amortized as cost of sales based on the contractual royalty rate based on actual net product sales.  Insignia continually evaluates recoverability of prepaid royalties and, if necessary, will charge to cost of sales any amount that Insignia deems unlikely to be recoverable in the future.  While historically Insignia has not recorded any unrecoverable prepaid royalties, Insignia cannot guarantee that future experiences will be within its expectations.  Prepaid royalties are classified as current assets based on estimated net product sales within the next year.

Revenues

Three months ended March 31,

	2002	2001
	(in thousands)

License revenue	$2,988	$1,081
Service revenue	556	615
Total net revenue	$3,544	$1,696

The Jeode product line was the primary business of Insignia for the first quarter of 2002 and 2001.  Revenue from the Jeode product line is derived from four main sources: the sale of a development license, the sale of annual maintenance and support contracts/services, prepaid royalties and commercial use royalties based on shipments of products that include Jeode technology, and customer-funded engineering activities.

In the first quarter of 2002, total revenues increased by 109% compared to total revenues for the first quarter of 2001.  The increase was primarily due to increased license revenues relating to the Jeode platform product line.  The Jeode platform accounted for 100% of total revenue for the three months ended March 31, 2002 and 2001.  Insignia expects to see continued acceleration in the adoption of the Jeode platform.  However, due to revenue recognition factors, not all this growth will necessarily translate into revenue at the time of sale.

License revenue and service revenue accounted for 84% and 16%, respectively, of total revenues in the first quarter of 2002.  In the first quarter of 2001, license revenue and service revenue accounted for 64% and 36%, respectively.

License revenue increased 176% in the first quarter of 2002 compared to license revenues in the first quarter of 2001.  Jeode license revenues for the three months ended March 31, 2002 and the three months ended March 31, 2001 accounted for 100% of total license revenues.

Service revenue in the first quarter of 2002 was 10% lower than service revenue in the first quarter of 2001.  The decrease was primarily due to decreased Jeode engineering and Jeode support contracts.  Jeode service revenues for the three months ended March 31, 2002 and the three months ended March 31, 2001 accounted for 100% of total service revenues.

Deferred revenue decreased $2,360,000 in the first quarter of 2002 compared to the fourth quarter of 2001.  The decrease primarily reflected the revenue recognition of approximately $2,000,000 from a June 2001 agreement with Phoenix Technologies, Ltd. (“Phoenix”).

Sales to distributors and OEM’s representing more than 10% of total revenue in each period accounted for the following percentages of total revenues.

Three months ended March 31,

	2002	2001

Distributors:
Phoenix	78%	*
Grape Systems, Inc.	*	12%

All Distributors:	82%	26%

OEM’s:
Motorola, Inc.	*	29%
Echelon Corporation	*	11%
All OEM’s	17%	73%
* Less than 10%

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 5% of total revenues in the three months ended March 31, 2002 and 26% of total revenues in the three months ended March 31, 2001.  Insignia markets Jeode to smart device manufacturers in the United States, Europe and Japan.

Cost of revenues and gross margin

	Three months ended March 31,

	2002	2001
	(in thousands, except percentages)

Cost of license revenue	$1,014	$611
Gross margin: license revenue	66%	43%

Cost of service revenue	197	184
Gross margin: service revenue	65%	70%

Total cost of revenues	$1,211	$795
Gross margins: total revenues	66%	53%

Cost of license revenue is mainly comprised of royalties to third parties, along with the costs of documentation, duplication and packaging.  Cost of service revenue includes costs associated with customer-funded engineering activities and end-user support under maintenance contracts.

Insignia believes that the  significant  factors  affecting the Jeode  platform  gross margin  include pricing of the development license, pricing of the unit usage and royalties to third parties such as Sun Microsystems, Inc. (“Sun”).  In early 1999, Insignia signed a five-year agreement with Sun under which Sun established Insignia as an authorized Virtual Machine Provider.  Under this agreement, Insignia will pay Sun a per unit royalty on each Jeode platform-enabled smart device shipped by Insignia’s customers, plus a royalty on all development licenses put in place between Insignia and its customers. In the third quarter of 2001, Insignia amended its license agreement with Sun.  The amendment expanded the scope of the licensed technology, changed the royalty rate, limited the royalty obligations to only per units licensed, established a prepaid royalty schedule and extended the expiration date of the contract from March 2004 to June 2004.  License revenue gross margins in the quarter ended March 31, 2002 were 66%, compared to 43% for the same period in 2001.  The increase in license revenue gross margins reflected the revised royalty arrangement with Sun and a large transaction with lower gross margins in the first quarter of 2001.

Gross margin for service revenue is impacted by the level of and pricing terms of customer funded engineering activities, which can vary from customer to customer, from contract to contract and based on the level of maintenance contracts sold.  Gross margin for service revenue decreased in the first quarter of 2002 to 65% from 70% in the same period of 2001 due to less favorable labor costs on fixed price engineering consulting contracts.

Operating expenses

	Three months ended March 31,

	2002	2001
	(in thousands, except percentages)

Sales and marketing	$1,721	$1,731
Percentage of total revenues	49%	102%

Research and development	$1,196	$1,594
Percentage of total revenues	34%	94%

General and administrative	$938	$1,251
Percentage of total revenues	26%	74%

Sales and marketing expenses consist primarily of personnel and related overhead costs, salesperson commissions, advertising and promotional expenses, trade shows and legal fees for intellectual property protection. Sales and marketing expenses decreased by 1% in the quarter ended March 31, 2002 from the quarter ended March 31, 2001.  The decrease primarily reflected a $103,000 reduction in personnel and related travel costs, a $61,000 reduction in legal fees for intellectual property protection, and a $47,000 reduction in overhead costs, offset substantially by a $194,000 increase in marketing expenditures for the new product launch.  Insignia anticipates a moderate increase in sales and marketing expenses in the near term as Insignia continues to increase its marketing and sales organization for its Jeode product line and expands into other product lines.  Insignia has established a direct sales force in the United States, Europe and Japan. Insignia has also developed relationships with strategic partners to leverage the Jeode technology.

Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation.  Research and development expenses decreased by 25% in the three months ended March 31, 2002, compared to the same period in 2001, of which substantially all of the decrease was due to reductions in personnel.  Research and development expenses are expected to increase moderately in the near term as Insignia further enhances its Jeode technology. In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In the first three months of 2002 and 2001, no development expenditures were capitalized, as there were no amounts that qualified for capitalization.

General and administrative expenses consist primarily of personnel and related overhead costs for finance, corporate legal, information systems, human resources and general management. General and administrative expenses decreased by 25% in the three months ended March 31, 2002, compared to the same period of 2001. The decrease primarily reflected a $156,000 reduction in personnel costs and related expenses and a $200,000 reduction in bad debt expense, offset in part by a $39,000 increase in insurance costs.  General and administrative expenses are expected to decrease moderately in the near term.

Interest income (expense), net

	Three months ended March 31,

	2002	2001
	(in thousands, except percentages)

Interest income (expense), net	$21	$224
Percentage of total revenues	1%	13%

Interest income (expense), net decreased from income of $224,000 in the three months ended March 31, 2001 to income of $21,000 in the three months ended March 31, 2002.  The decrease in interest income in the first quarter of 2002 was primarily due to a combination of lower interest rates and lower cash and cash equivalent balances.

Other income, net

	Three months ended March 31,

	2002	2001
	(in thousands, except percentages)

Other income, net	$(32)	$31
Percentage of total revenues	(1)%	2%

Other income, net decreased from income of $31,000 in the three months ended March 31, 2001 to expense of $32,000 in the three months ended March 31, 2002, primarily reflecting foreign exchange gains or losses in the respective periods.

For the three months ended March 31, 2002 approximately 96% of Insignia’s total revenues and over 48% of its operating expenses were denominated in United States dollars.  Most of the remaining revenues and expenses of Insignia are British pound sterling denominated and consequently Insignia is exposed to fluctuations in British pound sterling exchange rates.  To hedge against this currency exposure, Insignia has, from time to time, entered into foreign currency options and forward exchange contracts for periods and amounts consistent with the amounts and timing of its anticipated British pound sterling denominated operating cash flow requirements.

Insignia has, at times, an investment portfolio of fixed income securities that are classified as “available-for-sale-securities.”  These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  Insignia attempts to limit this exposure by investing primarily in short-term securities.

Benefit for income taxes

Three months ended March 31,

	2002	2001
	(in thousands)

Benefit for income taxes	$561	$—
Effective income tax rate	—	—

Insignia’s benefit for income taxes for the three months ended March 31, 2002 primarily represented a refund received from the United Kingdom for research and development claims.  Insignia has recorded a full valuation allowance against all deferred tax assets, primarily comprising net operating losses, on the basis that significant uncertainty exists with respect to their realization.

Liquidity and capital resources

	March 31,
	2002	2001
	(in thousands)

Cash, cash equivalents and restricted cash	$6,832	$12,294
Cash and cash equivalents held in escrow	$—	$4,986
Working capital (deficit)	$10,498	$17,303
Net cash used in operating activities for the three month period	$(2,581)	$(4,378)

Insignia has transitioned its product focus from compatibility products to its Jeode product line based on Insignia’s virtual machine technology.  This change in product focus has resulted in a redirection of available resources from Insignia’s historical revenue base towards the development and marketing efforts associated with the Jeode platform, which was released for general availability in March 1999.  Cash used in operating activities in the first quarter of 2002 totaled $2.6 million compared to $4.4 million for the same period in 2001.

Insignia’s cash, cash equivalents, restricted cash, and funds held in escrow, were $6.8 million at March 31, 2002, a decrease of $10.5 million from $17.3 million at March 31, 2001.  Working capital decreased to $10.5 million at March 31, 2002, from $17.3 million at March 31, 2001.  The principal source of working capital came from warrant exercises and receivable collections.  Capital additions totaled $21,000 and $95,000 for the three months ending March 31, 2002 and March 31, 2001, respectively.

In September 2001, Insignia and Sun Microsystems, Inc. (“Sun”) entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement (the “Distribution Agreement”) between the two companies.  In addition, in June 2001, the two companies entered into an addendum (the “Addendum”) to the Distribution Agreement relating to distribution of products to an Insignia customer.  The Amendment and the Addendum each require Insignia to make non-refundable royalty prepayments to Sun.  A total of $5,650,000 of prepaid royalties were paid to Sun under these agreements through the first quarter of 2002, and these agreements require additional royalty prepayments due to Sun totaling $1,350,000 in the second quarter of 2002.

During 1998, Insignia sublet until March 2002 facilities it formerly occupied in the United Kingdom, on substantially the same terms as those applicable to Insignia.  Insignia’s lease on the subleased premises expires in September 2017, except that with seven months’ notice Insignia may elect to terminate the lease in September 2002, 2007 and 2012.  In January 2002, Insignia entered into an agreement with the landlord to terminate the lease on April 13, 2002.  On April 3, 2002, Insignia made a surrender payment of approximately $470,000, pursuant to the termination agreement.

On March 28, 2002, Insignia's U.S. subsidiary, Insignia Solutins, Inc. ("Insignia U.S.") entered into an accounts receivable financing agreement with Silicon Valley Bank.  The financing agreement allows Insignia U.S. to borrow an amount up to 80% of eligible receivables not to exceed $1,200,000, with interest at the bank’s prime rate plus two percentage points.  The agreement expires on March 27, 2003.  Borrowing is subject to compliance with certain covenants, including a requirement to maintain specific financial ratios.  Borrowings are secured by substantially all of the assets of Insignia U.S.  Insignia U.S. was in compliance with these covenants at March 31, 2002, and at that time there were no outstanding borrowings under this credit facility.

Insignia has granted extended payment terms from time to time and recognizes these future payments as accounts receivable and deferred revenue.  Deferred revenue decreased $2,360,000 in the first quarter of 2002 compared to the fourth quarter of 2001.  The decrease primarily reflected the revenue recognition of $2,000,000 from the June 2001 agreement with Phoenix.

Based upon Insignia’s current forecasts and estimates, Insignia is targeting its current cash, cash equivalents and short-term investments, together with cash generated from on-going operations, to be sufficient to meet its anticipated cash needs for working capital and capital expenditures through at least December 31, 2002.  If cash generated from operations is insufficient to satisfy Insignia’s liquidity requirements, Insignia may seek additional sources of financing including selling additional equity, obtaining convertible debt securities or utilizing its credit facility.  If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on Insignia’s operations.  The sale of additional equity or convertible debt securities could result in additional dilution to Insignia’s stockholders.  Insignia may not be able to obtain additional financing on acceptable terms, if at all.  If Insignia is unable to obtain additional financing as and when needed and on acceptable terms, Insignia may be required to reduce the scope of its planned sales, marketing and product development efforts, which could jeopardize Insignia’s business.

Additional risk factors that may affect future results of operations

There can be no assurance that Insignia will experience growth in revenues and net income in any particular period when compared to prior periods or that Insignia will achieve profitability.  Any quarterly or annual shortfall in net revenues and/or net income from the levels expected by securities analysts and shareholders is likely to result in a substantial decline in the trading price of Insignia’s shares.

Insignia’s future performance depends upon sales of products within Insignia’s Jeode product line. During the first quarter of 2002, revenues related to the services and sales of products in the Jeode product line were $3.5 million, which accounted for 100% of Insignia’s total revenue in such quarter. Insignia incurred an operating loss of $1.5 million in the first quarter of 2002. The Jeode platform may not achieve or sustain market acceptance or provide desired revenue levels. At current overhead levels, Insignia requires revenues of more than $6.0 million per quarter to achieve an operating profit. The Jeode product line is Insignia’s sole product line and Insignia expects that it will continue to rely upon sales of Jeode products for the majority of Insignia’s revenues in the future.

Insignia’s revenue is dependent upon its ability to license the Jeode product to third parties. Licensing the Jeode product is a long and complex process, which usually takes six to nine months to complete. Before committing to license the product, potential customers must generally consider a wide range of issues including product benefits, infrastructure requirements, and ability to work with existing systems, functionality and reliability. The process of entering into a development license with a potential customer typically involves lengthy negotiations. Because of the sales cycle, it is difficult for Insignia to predict when, or if, a particular prospect might sign a license agreement. Development license fees may be delayed or reduced because of this process.

Insignia’s success depends upon the use of Insignia’s technology by Insignia’s licensees in their smart devices. Insignia’s licensees undertake a lengthy process of developing systems that use Insignia’s technology. When a licensee enters into a development license with Insignia, Insignia often requires the licensee to prepay some future commercial use royalties, typically an amount projected to cover three to six months of future usage. Until a licensee has sales of its systems incorporating Insignia’s technology, which create sufficient commercial use royalties to surpass any prepayment to Insignia, Insignia does not receive any further royalties from that licensee. Insignia expects that the period of time between entering into a development license and actually recognizing commercial use royalties to be lengthy and difficult to predict.

In the first quarter of 1999, Insignia signed a five year agreement with Sun Microsystems, Inc. (“Sun”) under which Sun established Insignia as a Sun Authorized Virtual Machine provider. The agreement also grants Insignia immediate access to the Java compatibility test suite and the Java technology source code. The agreement includes technology sharing and compatibility verification. In September 2001, Insignia and Sun entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement (“the Distribution Agreement”) between the two companies.  The Amendment requires Insignia to make non-refundable royalty prepayments to Sun. Under the agreement, Insignia will pay Sun a per unit royalty on each smart device shipped by Insignia’s customers. The Amendment deletes the former expiration terms and expires on June 30, 2004 with an optional 3 year term renewal on a portion of the Sun technology (specifically personal and embedded Java). If the agreement with Sun terminates or expires without renewal, Insignia will not be able to market its Jeode product line. Any disruption in Insignia’s relationship with Sun would likely impair its sales of Jeode.

Insignia at times licenses software development tool products from other companies to distribute with some of its products. These third parties may not be able to provide competitive products with adequate features and high quality on a timely basis or to provide sales and marketing cooperation. Further, Insignia’s products compete with products produced by some of its licensors, including products produced by Sun. When these licenses terminate or expire, continued license rights might not be available to Insignia on reasonable terms. Insignia might not be able to obtain similar products to substitute into its tool suites.

If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on Insignia's operations.  The sale of additional equity or convertible debt securities could result in additional dilution to Insignia's stockholders.  Insignia may not be able to obtain additional financing on acceptable terms, if at all.  If Insignia is unable to obtain additional financing as and when needed and on acceptable terms, Insignia may be required to reduce the scope of its planned sales, marketing and product development efforts, which could jeaopardize Insignia's business.  If Insignia cannot raise funds on acceptable terms, Insignia may not have sufficient net assets to maintain the listing of its shares on the Nasdaq National Market. Further, Insignia may not be able to develop new products or enhance its existing products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Insignia has experienced operating losses in each quarter since the second quarter of 1996. To achieve profitability, Insignia will have to increase its revenue significantly. Insignia’s ability to increase revenues depends upon the success of its Jeode product line. Jeode may not achieve market acceptance. If Insignia is unable to create revenues from Jeode in the form of development license fees, maintenance and support fees, commercial use royalties and customer-funded engineering services, Insignia’s current revenues will be insufficient to sustain its business.

For the fiscal year 2001, 2000 and 1999 Insignia spent 69%, 50% and 81%, respectively, of its total revenues on sales and marketing. Insignia expects to continue to incur disproportionately high sales and marketing expenses in the future. To market Jeode effectively, Insignia must further develop sales channels in the smart device and wireless device market. Insignia must continue to incur the expenses for a sales and marketing infrastructure before it recognizes significant revenue from sales of the product. Because customers in the smart device and wireless device market tend to remain with the same vendor over time, Insignia believes that it must devote significant resources to each potential sale. If potential customers do not design Insignia’s products into their systems, the resources Insignia has devoted to the sales prospect would be lost. If Insignia fails to achieve and sustain significant increases in its quarterly sales, Insignia may not be able to continue to increase its investment in these areas. With increased expenses, Insignia must significantly increase its revenues if it is to become profitable.

The market for smart devices and wireless devices is fragmented and is characterized by technological change, evolving industry standards and rapid changes in customer requirements. Insignia’s existing products will become less competitive or obsolete if Insignia fails to introduce new products or product enhancements that anticipate the features and functionality that customers demand. The success of Insignia’s new product introductions will depend on Insignia’s ability to:

- accurately anticipate industry trends and changes in technology standards;

- complete and introduce new product designs and features in a timely manner;

- continue to enhance its existing product lines;

- offer Insignia’s products across a spectrum of microprocessor families used in the smart devices and wireless devices market; and

- respond promptly to customers’ requirements and preferences.

The introduction of new or enhanced products also requires that Insignia manage the transition from older products to minimize disruption in customer ordering patterns. Insignia has had difficulty managing the transition from older products in the past. For example, between 1995 and 1999, Insignia transitioned from the SoftWindows product line to the NTRIGUE product line and began preparations for its Jeode product line. During this same period Insignia’s yearly revenues dropped from a high of $55.1 million in 1995 to a low of $6.8 million in 1999. The decrease in revenues was partly because Insignia did not timely introduce new products, which could compensate for the decreasing demand for our SoftWindows product line.

Development delays are commonplace in the software industry. Insignia has experienced delays in the development of new products and the enhancement of existing products in the past and it is likely to experience delays in the future.  Insignia may not be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards.

Insignia’s Jeode product line is targeted for the smart device market. The market for these products is fragmented and highly competitive. This market is also rapidly changing and there are many companies creating products that compete or will compete with Insignia. As the industry develops, Insignia expects competition to increase in the future. This competition may come from existing competitors or other companies that are not yet known about. If these competitors develop products that are cheaper or provide better performance or functionality than Insignia’s Jeode product line, Insignia’s market share will drop. Many of Insignia’s current competitors and potential competitors have greater resources than Insignia, and Insignia might not be able to compete successfully against these organizations. Competition could force Insignia to reduce the prices of its products, which would result in reduced profit margins and could harm Insignia’s ability to provide adequate service to its customers. Further, Insignia’s competitors can increase their promotions or introduce new or enhanced products that hurt Insignia’s market share.

Insignia obtains revenues from selling development license packages and commercial use licenses for its Jeode product line. Competition may cause Insignia to reduce the price of these licenses, which would reduce Insignia’s revenues. The market in which Insignia competes may change so that Insignia will have to provide alternate licensing arrangements in the future that are less profitable for Insignia.

Reliance on international sales

Sales from outside of the United States accounted for approximately 14%, 18% and 15% of Insignia’s total revenue in 2001, 2000 and 1999, respectively.

Insignia markets Jeode to manufacturers of smart devices and wireless devices in Europe and Asia, particularly in Japan. Economic conditions in Asia and Europe generally and fluctuations in the value of the Japanese yen and the euro against the U.S. dollar and British pound sterling could impair Insignia’s revenue and results of operations. International operations are subject to a number of other special risks. These risks include:

- foreign government regulation;

- reduced protection of intellectual property rights in some countries where Insignia does business;

- longer receivable collection periods and greater difficulty in accounts receivable collection;

- unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions;

- potentially adverse tax consequences;

- the burdens of complying with a variety of foreign laws and staffing and managing foreign operations;

- general geopolitical risks, such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships; and

- possible recessionary environments in economies outside the United States.

Risks associated with potential product defects

Insignia’s software products, like all software products, may have undetected errors or compatibility problems. This is particularly true when a product is first introduced or a new version is released. Despite thorough testing, Insignia’s products might be shipped with errors. If this were to happen, Insignia’s products could be rejected by customers, or there might be costly delays in correcting the problems.

Insignia’s products are increasingly used in systems that interact directly with the general public, such as in transportation and medical systems. In systems such as these, the failure of our product could cause substantial property damage or personal injury, which could expose Insignia to product liability claims. Insignia’s products are used for applications in business systems where the failure of Insignia’s product could be linked to substantial economic loss.

Insignia’s agreements with its customers typically contain provisions designed to limit its exposure to potential product liability and other claims. It is likely, however, that these provisions are not effective in all circumstances and in all jurisdictions. Insignia may not have adequate insurance against product liability risks, and renewal of Insignia’s insurance may not be available to us on commercially reasonable terms. Further, Insignia’s errors and omissions insurance may not be adequate to cover claims. As of the date of this Form 10-Q, Insignia has not had any product liability claims or recalls against its Jeode line of products. However, a product liability claim or claim for economic loss brought against Insignia in the future could lead to unexpected large expenses and lost sales. Also, if Insignia ever had to recall its product due to errors or other problems, it would cost Insignia a great deal of time, effort and expense.

Insignia’s operations depend on its ability to protect its computer equipment and the information stored in its databases against damage by fire, natural disaster, power loss, telecommunications failure, unauthorized intrusion and other catastrophic events. Insignia believes it has taken prudent measures to reduce the risk of interruption in its operations. However, these measures might not be sufficient. As of the date of this Form 10-Q, Insignia has not experienced any major interruptions in its operations because of a catastrophic event.

Reliance on key personnel

Insignia’s future performance depends to a significant degree upon the continued contributions of its key management, product development, sales, marketing and operations personnel. Insignia does not have agreements with any of its key personnel that require them to work for Insignia for a specific term, and Insignia does not maintain any key person life insurance policies. Insignia believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for qualified personnel is intense in the San Francisco bay area, where Insignia’s United States operations are headquartered, and Insignia may not be able to attract and retain personnel.

Intellectual property rights

Insignia depends on its proprietary technology. Despite Insignia’s efforts to protect its proprietary rights, it may be possible for unauthorized third parties to copy Insignia’s products or to reverse engineer or obtain and use information that Insignia considers proprietary. Insignia’s competitors could independently develop technologies that are substantially equivalent or superior to Insignia’s technologies. Policing unauthorized use of Insignia’s products is difficult, and while Insignia is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. Effective protection of intellectual property rights may be unavailable or limited in foreign countries.  The status of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted on fundamental technologies in software, and patents may issue that relate to fundamental technologies incorporated into Insignia’s products.

As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products based on our technology may increasingly become the subject of infringement claims. Third parties could assert infringement claims against Insignia in the future. Infringement claims with or without merit could be time consuming, result in costly litigation, cause product shipment delays or require Insignia to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, might not be available on terms acceptable to Insignia. Insignia may initiate claims or litigation against third parties for infringement of Insignia’s proprietary rights or to establish the validity of its proprietary rights. Litigation to determine the validity of any claims, whether or not the litigation is resolved in Insignia’s favor, could result in significant expense to Insignia and divert the efforts of its technical and management personnel from productive tasks. If there is an adverse ruling against Insignia in any litigation, Insignia may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. Insignia’s failure to develop or license a substitute technology could prevent Insignia from selling its products.

Potential dilution resulting from warrants

Some Insignia security holders, have rights to be issued additional ADSs by Insignia if the registration statements covering their shares and the shares underlying their warrants are suspended for more than 60 days in any 12 month period by Insignia. Insignia must issue a total of up to 317,800 ADSs if it suspends any of the registration statements covering the shares and the shares underlying the warrants for more than 60 days. Insignia has not suspended registration statements for more than the 60 days in any 12 month period in the past.  The purchase price the security holders will pay per additional ADS is the nominal value, or £0.20 per ADS, which is the lowest amount for which these shares may be purchased under English law. If Insignia issues additional ADSs under these obligations, the ownership interest of existing security holders will be diluted.

Potential dilution from anti-dilution rights

The investors who participated in Insignia’s four most recent private placements received warrants which have anti-dilution protections. This means that they are entitled to purchase an additional amount of ordinary shares, in the form of ADSs, if Insignia issues ordinary shares at a price below market price. The anti-dilution protections, if triggered, increase the number of shares which the investors may purchase with their warrants. The exact amount of the increase is not known until the anti-dilution protections are actually triggered. There are two ways the anti-dilution protections can be triggered:

- if Insignia sells its securities in a transaction, such as a  private placement  financing, for  a price that is lower than the ten day average price of its ADSs before the transaction, or

- if the warrants issued in the four private placements are exercised at a price less than the ten day average price of Insignia’s ADSs at the time of exercise.

When some of the warrants Insignia issued in the private placements are exercised, anti-dilution protections will likely be triggered. The amount of the anti-dilution adjustment is based on a formula where the lower the price of Insignia’s ADSs as quoted on the Nasdaq Stock Market, the greater the potential increase in the number of shares issuable to the warrants holders due to the anti-dilution protections.  For example, if the average ten day price of Insignia’s ADSs drops to $2.09, the total number of ADSs the investors could purchase with their warrants would increase by 28,476, assuming all warrants are exercised at the same time. If the average ten-day price of our ADSs drops to $0.70, this increase would be approximately 50,211 additional ADSs.

Anti-dilution adjustments could accelerate and increase the magnitude of a decline in the quoted share price of Insignia’s ADSs. Warrant holders have the right to purchase an increasing amount of shares during a decline in the price of our ADSs. If the warrant holders exercise their warrants and sell their shares in the open market during this time, downward pressure is added to the price. This can further increase the anti-dilution adjustments for the remaining warrant holders. Short sales of our shares may further the downward pressure on the price of our ADSs. Anti-dilution adjustments and short sales may accelerate and compound a decline in the price of our ADSs. Shareholders will also be diluted as warrant holders gain the right to purchase an increasingly large number of shares due to their anti-dilution protections.

Risk of shareholder litigation

The prices for Insignia’s ADSs have fluctuated widely in the past. During the 12 months ended May 7, 2002, the closing price of a share of our common stock ranged from a high of $3.55 to a  low of $1.10. Under the rules of the Nasdaq Stock Market, Insignia’s stock price must remain above $1.00 per share for continued quotation of its shares on the Nasdaq National Market. Stock price volatility has had a substantial effect on the market prices of securities issued by Insignia and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against Insignia. We may in the future be the target of similar litigation. Regardless of the outcome, securities litigation may result in substantial costs and divert management attention and resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

From time to time, Insignia enters into derivative financial instruments such as currency option contracts to hedge certain anticipated, but not yet committed, transactions expected to be denominated in foreign currencies.  Insignia does not use derivative financial instruments for trading or speculative purposes.  Insignia’s downside risk with respect to currency option contracts (British pound sterling) is limited to the premium paid for the right to exercise the option.  Insignia did not enter into any currency option hedge contracts in the first quarter of 2002 or the first quarter of 2001 and had no option hedge contracts outstanding as of March 31, 2002 or March 31, 2001.

Insignia’s interest expense and income is sensitive to changes in the general level of U.S. interest rates.  However, due to the short-term nature of Insignia’s cash investments and low levels of debt, Insignia does not believe that Insignia has a material risk exposure.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Exhibit Title
10.73	Accounts receivable financing agreement between Silicon Valley Bank and Insignia Solutions Inc. dated March 28, 2002.

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SOLUTIONS PLC
(Registrant)

Date: May 15, 2002
/s/Albert J. Wood
Albert J. Wood
Chief Financial Officer

/s/ Richard M. Noling
Richard M. Noling
Chief Executive Officer

/s/ Mark E. McMillan
Mark E. McMillan
President