Form 10-Q
period 2002-06-30
INSIGNIA SOLUTIONS PLC
filed 2002-08-14
CIK 1002390

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

As of August 6, 2002, there were 20,019,729 Ordinary shares of £0.20 each nominal value, outstanding.

INSIGNIA SOLUTIONS PLC

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$6,890	$8,643
Restricted cash	250	—
Accounts receivable, net of allowances of $470 and $488, respectively	1,078	6,015
Tax receivable	382	—
Prepaid royalties	2,576	1,139
Prepaid and other current assets	1,184	1,269
Total current assets	12,360	17,066

Property and equipment, net	260	352
Restricted cash	—	250
Other non-current assets	100	100
	$12,720	$17,768

LIABILITIES, MANDATORILY REDEEMABLE WARRANTS AND SHARE HOLDERS’ EQUITY
Current liabilities:
Accounts payable	$674	$1,011
Accrued liabilities	1,254	1,179
Deferred revenue	521	4,054
Accrued royalties	600	—
Income taxes payable	187	189
Total current liabilities	3,236	6,433

Commitments and Contingencies (Note 5)

Mandatorily redeemable warrants	1,440	1,440

Shareholders’ equity:
Ordinary shares	6,425	6,278
Additional paid-in capital	59,330	58,869
Accumulated deficit	(57,250)	(54,791)
Other accumulated comprehensive loss	(461)	(461)
Total shareholders’ equity	8,044	9,895

	$12,720	$17,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net revenues:
License	$1,547	$2,684	$4,535	$3,765
Service	345	394	901	1,009

Total net revenues	1,892	3,078	5,436	4,774

Cost of net revenues:
License	714	1,363	1,728	1,974
Service	252	85	449	269

Total cost of net revenues	966	1,448	2,177	2,243

Gross margin	926	1,630	3,259	2,531

Operating expenses:
Sales and marketing	1,492	1,815	3,213	3,546
Research and development	1,385	1,589	2,581	3,183
General and administrative	967	948	1,905	2,199

Total operating expenses	3,844	4,352	7,699	8,928

Operating loss	(2,918)	(2,722)	(4,440)	(6,397)

Interest income, net	27	115	48	339
Other income (expense), net	133	(5)	101	26

Loss before income taxes	(2,758)	(2,612)	(4,291)	(6,032)

Provision (benefit) for income taxes	(1,271)	60	(1,832)	60

Net loss	$(1,487)	$(2,672)	$(2,459)	$(6,092)

Basic and diluted net loss per share:	$(0.07)	$(0.14)	$(0.12)	$(0.32)

Weighted average shares and share equivalents:
Basic and diluted	20,020	19,349	19,798	19,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,459)	$(6,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	131	173
Allowance for doubtful accounts	(18)	(261)
Gain on sale of fixed assets	5	4
Net changes in assets and liabilities:
Accounts receivable	4,955	(6,864)
Tax receivable	(382)	—
Prepaid royalties	(1,437)	—
Prepaid and other current assets	85	(886)
Other non-current assets	—	(100)
Accounts payable	(337)	(460)
Accrued liabilities	75	(754)
Accrued royalties	600	(564)
Deferred revenue	(3,533)	6,095
Income taxes payable	(2)	(156)
Net cash used in operating activities	(2,317)	(9,865)
Cash flows from investing activities:
Purchases of property and equipment	(44)	(109)
Product line sale proceeds released from escrow	—	5,050
Net cash provided (used) in investing activities	(44)	4,941
Cash flows from financing activities:
Proceeds from issuance of shares, net	(1)	4,967
Proceeds from exercise of warrants	481	—
Proceeds from exercise of stock options	128	126
Net cash provided by financing activities	608	5,093
Net increase (decrease) in cash and cash equivalents	(1,753)	169
Cash and cash equivalents at beginning of the period	8,643	12,051
Cash and cash equivalents at end of the period	$6,890	$12,220

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

Insignia Solutions plc’s (“Insignia”) condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations.  During the past 24 months, Insignia has incurred an aggregate loss from operations and negative operating cash flows of $19,492,000 and $20,521,000, respectively. As of June 30, 2002, Insignia has an accumulated deficit of $57,250,000 and has working capital of $9,124,000. The ability of Insignia to realize its assets and satisfy its liabilities in the normal course of business is ultimately contingent upon Insignia generating revenue sufficient to exceed continuing costs and eventually to generate net earnings.

Insignia has undertaken measures to reduce operating expenses and redesign its commercial efforts to adapt to new developments. Management of Insignia has prepared forecasts of expected future revenues and expenses, as well as balances of cash, cash equivalents and short-term investments and other liquid sources of cash (including its existing line of credit) available to Insignia. While Insignia is targeting these resources to be sufficient to meet its anticipated cash needs for working capital and capital expenditures through calendar year 2002, there can be no assurance that Insignia will not require additional financing to fund operations in calendar year 2002. In particular, Insignia will need to further reduce the level of operating expenses in the event that revenue is lower than expected.  In addition, if Insignia is unable to maintain the reduction of operating expenses or achieve new sales currently projected, if unplanned cash payments or expenses arise, or if Insignia is unable to obtain access to additional capital, it may not have sufficient resources to fund continuing operations through calendar year 2002. In addition, based on its current forecasts and estimates, Insignia anticipates that, in any event, it will require additional financing in calendar year 2003.

To the extent that Insignia requires additional financing, there can be no assurances that Insignia will be able to obtain such funding when it is needed on acceptable terms, or at all. The failure to raise such additional funds on a timely basis and on sufficiently favorable terms would have a material adverse effect on Insignia’s business, operating results and financial condition. Insignia’s liquidity also may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, limited availability of capital financing and continued operating losses.

Insignia is a Sun Microsystems, Inc. (“Sun”) Authorized Virtual Machine provider.  If the agreement with Sun terminates or expires without renewal, Insignia will not be able to market its Jeode product line.  Any disruption in Insignia’s relationship with Sun would likely impair its sales of Jeode.  In addition, Insignia at times licenses software development tool products from other companies to distribute with some of its products.  Insignia may not be able to obtain similar products to substitute into its tool suites.

Insignia follows accounting policies that are in accordance with principles generally accepted in the United States of America.  Insignia conducts most of its business in U.S. dollars.  All amounts included in the financial statements and in the notes herein are in U.S. dollars unless designated ‘‘£’’, in which case they are in British pound sterling. The exchange rates between the U.S. dollar and the British pound sterling were $1.53 and $1.40 (expressed in U.S. dollars per British pound sterling) at June 30, 2002 and 2001, respectively.

The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on December 31, 2002.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in  Insignia’s 2001 Annual Report and Form 10-K.

Note 2.  Net income (loss) per share

Net income (loss) per share is presented on a basic and diluted basis, and is computed using the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the period.  Ordinary equivalent shares consist of warrants and stock options (using the treasury stock method).  Under the basic method of calculating net income (loss) per share, ordinary equivalent shares are excluded from the computation.  Under the diluted method of calculating net income (loss) per share, ordinary equivalent shares are excluded from the computation, if their effect is anti-dilutive.

Statement regarding computation of loss per share  (in thousands except per share data, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net loss	$(1,487)	$(2,672)	$(2,459)	$(6,092)

Calculation of basic and diluted loss per share:
Weighted average number of ordinary shares outstanding used in computation	20,020	19,349	19,798	19,004

Basic and diluted loss per share	$(0.07)	$(0.14)	$(0.12)	$(0.32)

The following weighted average number of options and warrants were not included in the calculation of diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Options	186,000	734,000	161,000	938,000
Warrants	97,000	386,000	159,000	195,000

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

Total comprehensive loss was not different from the net loss reported for the three and six months ended June 30, 2002 and June 30, 2001.

Note 4.  New accounting pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, “SFAS”, No. 141, “Business Combinations’’ and SFAS No. 142, “Goodwill and Other Intangible Assets’’. Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized  intangibles  and the testing for impairment of existing goodwill and other intangibles. Insignia adopted SFAS No. 142 effective January 1, 2002.  The adoption of these statements, SFAS No. 141 and 142, did not have a material impact on Insignia’s financial position and results of operations.

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

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144) Accounting for the Impairment or Disposal of Long-Lived Assets, which was effective January 1, 2002.  SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions relating to the disposal of a segment of a business set forth in Accounting Principles Board Opinion No. 30.  This Statement retains many of the fundamental provisions of SFAS 121 and expands the scope of discontinued operations to include more disposal transactions.  Insignia adopted SFAS 144 effective January 1, 2002.  The implementation of SFAS 144 did not have a material effect on Insignia’s financial statements.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146").  SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged.  Insignia will adopt SFAS 146 during the first quarter ending March 31, 2003.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146.  The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

Note 5.  Commitments and Contingencies

In September 2001, Insignia and Sun entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement (the “Distribution Agreement”) between the two companies.  In addition, in June 2001, the two companies entered into an addendum (the “Addendum”) to the Distribution Agreement relating to distribution of products to an Insignia customer.  The Amendment and the Addendum each require Insignia to make non-refundable royalty prepayments to Sun.  A total of $7,000,000 of prepaid royalties were paid to Sun under these agreements through the second quarter of 2002.  There are no additional required royalty prepayments due to Sun under this agreement.  The amended Distribution Agreement expires June 30, 2004.  Any unused royalty prepayments outstanding on June 30, 2004 are forfeited.

During 1998, Insignia sublet until March 2002 facilities it formerly occupied in the United Kingdom, on substantially the same terms as those applicable to Insignia. In January 2002, Insignia entered into an agreement with the landlord to terminate the lease on April 3, 2002.  On April 3, 2002 Insignia paid a surrender payment of  $470,000. Insignia's balance sheet includes a large receivable from the subtenant pertaining to the recovery of dilapidation costs per the facility lease.

Note 6.  Segment information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), provides for segment reporting based upon the “management” approach.  The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of Insignia’s reportable segments.  SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

Insignia operates in a single industry segment providing virtual machine technology which enables software applications and operating systems to be run on various computer platforms.  In the second quarter of 2002, Phoenix Technologies, Ltd. (“Phoenix”) and Wind River Systems, Inc. accounted for 65% and 12% of total revenues, respectively.  In the second quarter of 2001, Phoenix and Toshiba Information Systems Corporation (“Toshiba”) accounted for 66% and 12% of total revenues, respectively.   No other customer accounted for 10% or more of Insignia’s total revenues during the second quarter of 2002 and 2001.

Geographic information

Financial information by geographical region is summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues from unaffiliated customers:
United States	$1,870	$2,991	$5,382	$4,484
International	22	87	54	290
Consolidated	$1,892	$3,078	$5,436	$4,774
Intercompany revenues:
United States	$18	$70	$43	$233
International	783	1,228	2,251	1,928
Consolidated	$801	$1,298	$2,294	$2,161
Operating loss:
United States	$(1,511)	$(1,547)	$(2,401)	$(3,456)
International	(1,407)	(1,175)	(2,039)	(2,941)
Consolidated	$(2,918)	$(2,722)	$(4,440)	$(6,397)

			June 30,	December 31,
			2002	2001
Identifiable assets:
United States			$6,119	$14,091
International			41,663	38,637
Intercompany items and eliminations			(35,062)	(34,960)
Consolidated			$12,720	$17,768
Long-lived assets:
United States			$170	$425
International			35,252	35,237
Intercompany items and eliminations			(35,062)	(34,960)
Consolidated			$360	$702

All of the international revenues and substantially all of the international identifiable assets relate to Insignia’s operations in the United Kingdom.  Intercompany sales are accounted for at prices intended to approximate those that would be charged to unaffiliated customers.

Revenues from United States operations included export sales of $50,000 and $408,000 for the three months ended June 30, 2002 and 2001, respectively, and $181,000 and $638,000 for the six months ended June 30, 2002 and 2001, respectively.

Revenue by geographic area for the quarter ended June 30, 2002 is as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total

Distributor	$1,478	$18	$—	$1,496
OEM	341	32	19	392
End User	1	—	3	4

Total	$1,820	$50	$22	$1,892

Percentage of total revenue	96%	3%	1%	100%

Revenue by geographic area for the quarter ended June 30, 2001 is as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total

Distributor	$2,034	$408	$—	$2,442
OEM	549	—	87	636
End User	—	—	—	—

Total	$2,583	$408	$87	$3,078

Percentage of total revenue	84%	13%	3%	100%

There were no European countries that accounted for more than 10% of total revenue.

Note 7.  Private placement and warrants

In December 1999, Insignia entered into agreements whereby Insignia issued 1,063,515 ordinary shares in ADS form, bundled with warrants, at a price of $4.23 per share to Castle Creek Technology Partners LLC and four other investors of whom one is a member of Insignia’s board of directors. Insignia received $4.5 million less offering expenses totaling $0.4 million. The bundled warrants gave the investors the right to purchase a total of 319,054 ADSs at an exercise price of $5.29 per ADS.  The warrants expire on December 9, 2004.    The securities were issued by Insignia in reliance upon the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”).

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

Amounts classified as warrants will remain outside  of  shareholders’ equity  for  the  life of   the warrant or until they are exercised,  whichever  occurs  first.  This  classification  reflects  certain potential  cash payments  that  may occur, should  Insignia  complete  a  major  transaction,  such  as  a takeover,  during  the  life of  the  warrants.  If a major transaction had occurred as of  June 30, 2002, the maximum cash payout would have been $205,578 based on the  estimated  Black-Scholes value of the warrant.

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

On March 28, 2002, Insignia’s U.S. subsidiary, Insignia Solutions, Inc. (“Insignia U.S.”) entered into an accounts receivable financing agreement with Silicon Valley Bank.  The financing agreement allows Insignia U.S. to borrow an amount up to 80% of eligible receivables not to exceed $1,200,000, with interest at the bank’s prime rate plus two percentage points.  The agreement expires on March 27, 2003.  Borrowing is subject to compliance with certain covenants, including a requirement to maintain specific financial ratios.  Borrowings are secured by substantially all of the assets of Insignia U.S.  Insignia U.S. was in compliance with these covenants at June 30, 2002, and at that time there were no outstanding borrowings under this credit facility.

Note 9.  Related party transaction

During the three months and six months ended June 30, 2002, Insignia recognized revenue of $1,225,000 and $4,000,000, respectively, from Phoenix Technologies Ltd.  The CEO of Phoenix Technologies Ltd. was also a director on Insignia’s Board of Directors from March 1997 until March 2001.

During the three months and six months ended June 30, 2002, Insignia recognized revenue of $225,000 and $250,000, respectively, from Wind River Systems, Inc. (“Wind River”).  Wind River participated in a  private placement of equity in Insignia in February 2001 on the same terms as the other three investors in the private placement.  Wind River paid the aggregate purchase price of $2,000,000 for 400,000 ordinary shares represented by ADRs and warrants to purchase 200,000 ordinary shares represented by ADRs.   In addition, a Vice President of Wind River, John C. Fogelin, was appointed to Insignia’s Board of Directors in January 2001.

On February 13, 2001, Insignia entered into a promissory note with Richard M. Noling, President and Chief Executive Officer of Insignia, whereby Mr. Noling borrowed $150,000 from Insignia  U.S.  The promissory note is due in three equal installments, on each annual anniversary from the date of the note.  The note was amended on January 24, 2002 to extend the first and subsequent installments one year.  The first installment is now due on February 13, 2003.  Interest accrues on the unpaid principal balance at a rate per annum equal to the prime lending rate of interest as listed in the Wall Street Journal plus 1%.  Accrued interest is due and payable monthly in arrears on the last calendar day of each month, beginning March 31, 2001.  In addition, on July 17, 2001, Mr. Noling received an interest free loan of $50,000.  The $50,000 loan was repaid in full on September 30, 2001.

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

Insignia continues to face significant risks associated with the successful execution of its business strategy. The significant risks include, but are not limited to, continued technology and product development, introduction and market acceptance of new products, changes in the marketplace, liquidity, competition from existing and new competitors that may enter the marketplace, and retention of key personnel.

In addition, Insignia also faces significant risks associated with the development and future deployment of its Secure System Provisioning (“SSP”) products and the successful execution of the related business strategy. During 2001, Insignia began development of a range of SSP products for the mobile handset and wireless carrier industry.  These SSP products build on Insignia’s position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and are designed to allow wireless carriers to build valuable incremental services.  Insignia is planning for these new SSP products to be available for market trials in calendar 2002 and available for shipment to customers in calendar 2003. Insignia has limited history with sales initiatives for new products. Additionally, the sales cycle for the SSP products is expected to take longer than the six to nine months sales cycle typically experienced with the Jeode product.

Insignia does not currently have accurate visibility of future order rates and demand for the products that are currently available for shipment to customers or for new products that Insignia is currently developing.  There can be no assurance that Insignia's current or future products will achieve market acceptance.

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

Insignia has undertaken measures to reduce operating expenses and redesign its commercial efforts to adapt to new developments. Management of Insignia has prepared forecasts of expected future revenues and expenses, as well as balances of cash, cash equivalents and short-term investments and other liquid sources of cash (including its existing line of credit) available to Insignia. While Insignia is targeting these resources to be sufficient to meet its anticipated cash needs for working capital and capital expenditures through calendar year 2002, there can be no assurance that Insignia will not require additional financing to fund operations in calendar year 2002. In particular, Insignia will need to further reduce the level of operating expenses in the event that revenue is lower than expected.  In addition, if Insignia is unable to maintain the reduction of operating expenses or achieve new sales currently projected, if unplanned cash payments or expenses arise, or if Insignia is unable to obtain access to additional capital, it may not have sufficient resources to fund continuing operations through calendar year 2002. In addition, based on its current forecasts and estimates, Insignia anticipates that, in any event, it will require additional financing in calendar year 2003.

To the extent that Insignia requires additional financing, there can be no assurances that Insignia will be able to obtain such funding when it is needed on acceptable terms, or at all. The failure to raise such additional funds on a timely basis and on sufficiently favorable terms would have a material adverse effect on Insignia’s business, operating results and financial condition. Insignia’s liquidity also may be adversely affected in the future by factors such as higher interest rates,  inability  to  borrow  without   collateral,  limited availability of  capital  financing  and  continued operating losses.

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three and six month periods ended June 30, 2002 and 2001.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net revenues:
License	81.8%	87.2%	83.4%	78.9%
Service	18.2%	12.8%	16.6%	21.1%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of net revenues:
License	37.8%	44.3%	31.8%	41.4%
Service	13.3%	2.7%	8.3%	5.6%

Total cost of net revenues	51.1%	47.0%	40.1%	47.0%

Gross margin	48.9%	53.0%	59.9%	53.0%

Operating expenses:
Sales and marketing	78.8%	59.0%	59.1%	74.3%
Research and development	73.2%	51.6%	47.5%	66.6%
General and administrative	51.1%	30.8%	35.0%	46.1%

Total operating expenses	203.1%	141.4%	141.6%	187.0%

Operating loss	(154.2)%	(88.4)%	(81.7)%	(134.0)%

Interest income, net	1.4%	3.7%	0.9%	7.1%
Other income (expense), net	7.0%	(0.2)%	1.9%	0.5%

Loss before income taxes	(145.8)%	(84.9)%	(78.9)%	(126.4)%

Benefit for income taxes	(67.2)%	1.9%	(33.7)%	1.2%

Net loss	(78.6)%	(86.8)%	(45.2)%	(127.6)%

Overview

Insignia, which commenced operations in 1986, develops, markets and supports software technologies that implement accelerated virtual machine technology for memory-constrained smart devices.

In January 1998, Insignia announced its intention to launch a new product line called the Jeode™ platform, based on Insignia’s Embedded Virtual Machine (“EVM”™) technology.  Insignia also explored new markets that would leverage Insignia’s 16 years of emulation software development experience.  The Jeode platform is Insignia’s implementation of Sun Microsystems, Inc.’s (“Sun”) Java® technology tailored for smart devices.  It leverages patent-pending intellectual property to provide these resource-constrained devices with high performance, fully-

compatible Java applet and application support.   The product became available for sale in March 1999.  The Jeode platform was the principal product line of Insignia in the second quarter of 2002.  Insignia expects that it will continue to rely upon sales of Jeode products, plus new products that may be introduced, for Insignia’s revenue in the foreseeable future.  The Jeode product line revenue model is based on original equipment manufacturers’ (“OEMs”) and channel partners’ customer transactions.

During 2001, Insignia began development of a range of products (“Secure System Provisioning” or “SSP” products) for the mobile handset and wireless carrier industry.  These SSP products build on our position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and are designed to allow wireless carriers to build valuable incremental services.  Insignia is planning for these new SSP products to be available for market trials in calendar 2002 and available for shipment to customers in calendar 2003. Insignia has limited history with sales initiatives for new products. Additionally, the sales cycle for the SSP products is expected to take longer than the six to nine months sales cycle typically experienced with the Jeode VM product.

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

Critical accounting policies

The consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Certain of Insignia’s accounting policies require the application  of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates.   These estimates affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The most significant estimates and assumptions relate to revenue recognition, accounts receivable, the recoverability of prepaid royalties, and the adequacy of allowances for doubtful accounts. Actual amounts could differ from these estimates.

Insignia recognizes revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition”, as amended.  SOP 97-2 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

At the time of the transaction, Insignia assesses whether the fee associated with its revenue transactions is fixed and determinable and whether or not collection is reasonably assured.

Insignia assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the normal payment terms, which are 30 to 90 days from invoice date, Insignia accounts for the fee as not being fixed and determinable. In these cases, Insignia recognizes revenue as the fees become due.

For arrangements with multiple obligations (for example, undelivered maintenance and support), Insignia allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to Insignia. This means that Insignia will defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements.  Fair value for the ongoing maintenance and support obligation is based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based upon separate sales by Insignia of these services to other customers.

Insignia recognizes revenue for maintenance services ratably over the contract term. Insignia’s training and consulting services are billed based on hourly rates, and Insignia generally recognizes revenue as these services are performed. However, at the time of entering into a transaction, Insignia assesses whether or not any services included within the arrangement require Insignia to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, Insignia recognizes the entire fee using the percentage of completion method. Insignia estimates the percentage of completion based on Insignia’s estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

Insignia’s agreements with licensors sometimes require Insignia to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are capitalized and amortized as cost of sales based on the contractual royalty rate based on actual net product sales. Insignia continually evaluates recoverability of prepaid royalties and, if necessary, will charge to cost of sales any amount that Insignia deems unlikely to be recoverable in the future.  While historically Insignia has not recorded any unrecoverable prepaid royalties, Insignia cannot guarantee that future experiences will be within its expectations.  Prepaid royalties are classified as current assets based on estimated net product sales within the next year.

Revenues

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
License revenue	$1,547	$2,684	$4,535	$3,765
Service revenue	345	394	901	1,009
Total net revenue	$1,892	$3,078	$5,436	$4,774

The Jeode product line was the primary business of Insignia for the second quarter of 2002 and 2001.  Revenue from the Jeode product line is derived from four main sources: the sale of a development license, the sale of annual maintenance and support contracts/services, prepaid royalties and commercial use royalties based on shipments of products that include Jeode technology, and customer-funded engineering activities.

In the second quarter of 2002, total revenues decreased by 39% compared to total revenues for the second quarter of 2001.  In the six months ended June 30, 2002, total revenues increased by 14% compared to total revenues for the first six months of 2001.   The Jeode platform  accounted for 100% of the total revenue for the three and six months ended June 30, 2002 and 2001.   Insignia expects to see acceleration in the adoption of the Jeode platform.  However, not all of this growth will necessarily translate into revenue at the time of licensing.

License revenue and service revenue accounted for 82% and 18%, respectively, of total revenues for the three months ended  June 30, 2002.  For the six months ended June 30, 2002, license revenue and service revenue accounted for 83% and 17%, respectively.  License revenue and service revenue accounted for 87% and 13%, respectively, of total revenues for the three months ended June 30, 2001.  For the six months ended June 30, 2001, license revenue and service revenue accounted for 79% and 21%, respectively, of total revenues.

License revenue decreased 42% in the second quarter of 2002 compared to license revenues in the second quarter of 2001.  For the six months ended June 30, 2002, license revenue increased 20% compared to the same period in 2001.

Service revenue in the second quarter of 2002 was 12% lower than service revenue in the second quarter of 2001.  For the six months ended June 30, 2002 service revenue decreased 11% compared to the same period in 2001.  The decrease was primarily due to decreased Jeode engineering and Jeode support contracts.

Deferred revenue decreased by $1,170,000 and $3,530,000 for the three months and six months ended June 30, 2002, respectively.  The decrease primarily reflected the revenue recognition of approximately $3,200,000 from a June 2001 agreement with Phoenix Technologies, Ltd. (“Phoenix”).

Sales to distributors and OEM’s representing more than 10% of total revenue in each period accounted for the following percentages of total revenue.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Distributors:
Phoenix Technologies	65%	66%	74%	43%
Wind River	12%	*	*	*
Toshiba	*	12%	*	*

All Distributors:	79%	79%	81%	60%

OEM’s:
Motorola	*	—	*	11%

All OEM’s:	21%	21%	18%	39%

* Less than 10%

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 4% of total revenues in the three months ended June 30, 2002, 16% of total revenues in the three months ended June 30, 2001, 4% of total revenues in the six months ended June 30, 2002 and 19% of total revenues in the six months ended June 30, 2001. Insignia markets Jeode to customers in the United States, Europe and Japan.

Cost of revenues and gross margin

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except percentages)
Cost of license revenue	$714	$1,363	$1,728	$1,974
Gross margin: license revenue	54%	49%	62%	48%

Cost of service revenue	252	85	449	269
Gross margin: service revenue	27%	78%	50%	73%

Total cost of revenues	$966	$1,448	$2,177	$2,243
Gross margins: total revenues	49%	53%	60%	53%

Cost of license revenue is mainly comprised of royalties to third parties, along with the costs of documentation, duplication and packaging.  Cost of service revenue includes costs associated with customer-funded engineering activities and end-user support under maintenance contracts.

Insignia believes that the significant factors affecting the Jeode platform gross margin include pricing of the development license, pricing of the unit usage and royalties to third parties such as Sun Microsystems, Inc. (“Sun”).  In early 1999, Insignia signed a five-year agreement with Sun under which Sun established Insignia as an authorized Virtual Machine provider.  Under this agreement, Insignia will pay Sun a per unit royalty on each Jeode platform-enabled smart device shipped by Insignia’s customers, plus a royalty on all development licenses put in place between Insignia and its customers.  In the third quarter of 2001, Insignia amended its license agreement with Sun.  The amendment expanded the scope of the licensed technology, changed the royalty rate, limited the royalty obligations to only per units licensed, established a prepaid royalty schedule and extended the expiration date of the contract from March 2004 to June 2004.   License revenue gross margins in the quarter ended June 30, 2002 were 54%, compared to 49% for the same period in 2001.  For the six months ended June 30, 2002, license revenue gross margins were 62% compared to 48% for the same period in 2001.  The increases were due to the prior year including a large deal with lower gross margin.

Gross margin for service revenue is impacted by the level of and pricing terms of customer funded engineering activities, which can vary from customer to customer, from contract to contract and based on the level of maintenance contracts sold.  Gross margin for service revenue decreased in the second quarter of 2002 to 27% from 78% in the same period of 2001.  For the six months ended June 30, 2002, service revenue gross margins were 50% compared to 73% for the same period in 2001.  The decreases were due to a reduction in maintenance contracts in the more recent periods.

Operating expenses

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except percentages)
Sales and marketing	$1,492	$1,815	$3,213	$3,546
Percentage of total revenues	79%	59%	59%	74%

Research and development	$1,385	$1,589	$2,581	$3,183
Percentage of total revenues	73%	52%	47%	67%

General and administrative	$967	$948	$1,905	$2,199
Percentage of total revenues	51%	31%	35%	46%

Sales and marketing expenses consist primarily of personnel and related overhead costs, salesperson commissions, advertising and promotional expenses and trade shows.  Sales and marketing expenses decreased by 18% in the quarter ended June 30, 2002 from the quarter ended June 30, 2001. The decrease in expenditures was primarily due to a $164,000 decrease in personnel and travel costs.  In addition, there was an $81,000 decrease in expenses relating  to discretionary marketing and professional services.   Sales and marketing expenses decreased by 9% for the six months ended June 30, 2002 from the same period of 2001.  The decrease was primarily due to a $227,000 reduction in personnel and travel costs, a $137,000 reduction in professional services, and a $92,000 reduction in overhead costs, offset substantially by a $154,000 increase in marketing expenditures for new product launch.  Insignia anticipates a moderate increase in sales and marketing expenses in the next few quarters as Insignia continues to increase its marketing and sales organization for its Jeode product line and expands into other product lines.  Insignia has established a direct sales force in the United States, Europe and Japan. Insignia has also developed relationships with strategic partners to leverage the Jeode technology.

Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation.  Research and development expenses decreased by 13% in the three months ended June 30, 2002 compared to the same period in 2001, of which substantially all of the decrease was due to reductions in personnel.  Research and development expenses decreased by 19% for the six months ended June 30, 2002 compared to the same period in 2001.  Approximately $526,000 of the decrease was due to reductions in personnel related expenses.  An additional reduction of $159,000 in overhead costs was offset by an increase in base software expenses of approximately $110,000.  Research and development expenses are expected to increase moderately in the near term as Insignia further enhances its Jeode and Secure System Provisioning technology.  In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 2002 and 2001, no development expenditures were capitalized, as there were no amounts that qualified for capitalization.

General and administrative expenses consist primarily of personnel and related overhead costs for finance, legal, information systems, human resources and general management. General and administrative expenses increased by 2% in the three months ended June 30, 2002 over the same period of 2001.  The increase was due primarily to the prior year bad debt expense including a reduction of $100,000.  Other significant increases in expenses were a $60,000 reserve for dilapidation expenses relating to the UK subtenant, standard annual rent increase of $30,000 and a $29,000 increase in directors and officer’s insurance expense.  These increases were partially offset by a $95,000 decrease in personnel costs, a $98,000 decrease in professional services and an $8,000 decrease in telecommunication costs.  General and administrative expenses decreased by 13% for the six months ended June 30, 2002 over the same period of 2001.  The decrease primarily reflected a decrease of $118,000 in salary costs and a $145,000 decrease in personnel related costs, which consist primarily of recruiting and payroll related expenses.  Professional service expenditures also decreased by roughly $132,000.  These decreases were offset in part due to increased insurance expenditures of approximately $71,000.  General and administrative expenses are expected to decrease moderately in the near term.

Interest income (expense), net

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except percentages)
Interest income (expense), net	$27	$115	$48	$339
Percentage of total revenues	1%	4%	1%	7%

Net interest income (expense) decreased from income of $115,000 in the three months ended June 30, 2001 to income of $27,000 in the three months ended June 30, 2002.  Net interest income decreased from income of $339,000 in the six months ended June 30, 2001 to income of $48,000 in the six months ended June 30, 2002.  The decrease was primarily due to a combination of lower interest rates and lower cash and cash equivalent balances.

Other income, net

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except percentages)
Other income, net	$133	$(5)	$101	$26
Percentage of total revenues	7%	—	2%	1%

In the three months ended June 30, 2002, Insignia realized a foreign exchange gain of $133,000 compared to a loss of $5,000 in the three months ended June 30, 2001.  In the six months ended June 30, 2002, Insignia realized a foreign exchange gain of $101,000 compared to a gain of $26,000 in the six months ended June 30, 2001.

Approximately 99% of Insignia’s total revenues and over 50% of its operating expenses are denominated in United States dollars.  Most of the remaining revenues and expenses of Insignia are British pound sterling denominated and consequently Insignia is exposed to fluctuations in British pound sterling exchange rates.  Insignia did not enter into any currency option hedge contracts in the second quarter of 2002 or the second quarter of 2001 and had no option hedge contracts outstanding as of June 30, 2002 or June 30, 2001.

Insignia has, at times, an investment portfolio of fixed income securities that are classified as “available for sale securities.”  These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  Insignia attempts to limit this exposure by investing primarily in short-term securities.

Benefit for income taxes

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Provision (benefit) for income taxes	$(1,271)	$60	$(1,832)	$60
Effective income tax rate	—	—	—	—

Insignia’s benefit for income taxes for  the three and  six months  ended June 30, 2002  primarily represented refunds received from the United Kingdom  for  research  and  development  claims. Insignia’s benefit for income taxes for the three and six months ended June 30, 2001 primarily represented Japanese sales tax withholding.  Insignia has recorded a full valuation allowance against all deferred tax assets, primarily comprising net operating losses, on the basis that significant uncertainty exists with respect to their realization.

Liquidity and capital resources

	June 30, 2002	June 30, 2001
	(in thousands)
Cash, cash equivalents and restricted cash	$7,140	$12,470
Working capital	9,124	15,396
Net cash used in operating activities, for the six months ended	(2,317)	(9,865)

Insignia has transitioned its product focus from compatibility products to its Jeode product line based on Insignia’s virtual machine technology.  This change in product focus has resulted in a redirection of available resources from Insignia’s historical revenue base towards the development and marketing efforts associated with the Jeode platform, which was released for general availability in March 1999.  Cash provided by operating activities in the second quarter of 2002 totaled $264,000 compared to cash used of $2.6 million in the first quarter of 2002.  For the six months ended June 30, 2002, cash used in operating activities totaled $2.3 million compared to $9.9 million for the same period in 2001.

Insignia’s cash, cash equivalents, and restricted cash, were $7.1 million at June 30, 2002, a decrease of $5.4 million from $12.5 million at June 30, 2001.  Working capital decreased to $9.1 million at June 30, 2002, from $15.4 million at June 30, 2001. The principal source of working capital came from accounts receivable collections and warrant and option exercises. During the six months ended June 30, 2002 Insignia’s net accounts receivable decreased $4.9 million from $6.0 million at December 31, 2001 to $1.1 million at June 30, 2002 due to firm collection efforts. The lowered accounts receivable, lowered revenues in the quarter ended June 30, 2002, receipt of the final payment by Phoenix Technology with respect to a previous software licensing transaction, and other factors will substantially decrease Insignia’s future cash flows for at least the next quarter.

A large portion of the gross accounts receivable balance as of December 31, 2001 was related to one customer and accounted for 74% of the outstanding balance.  The same customer accounted for 64% of the March 31, 2002 balance.  As of June 30, 2002, three customers accounted for 64% of the gross accounts receivable balance.

In September 2001, Insignia and Sun Microsystems, Inc. (“Sun”) entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement (the “Distribution Agreement”) between the two companies.  In addition, in June 2001, the two companies entered into an addendum (the “Addendum”) to the Distribution Agreement relating to distribution of products to an Insignia customer.  The Amendment and the Addendum each require Insignia to make non-refundable royalty prepayments to Sun.  A total of $7,000,000 of prepaid royalties were paid to Sun under these agreements through the second quarter of 2002.  There are no additional required royalty prepayments due to Sun under this agreement.

During 1998, Insignia sublet until March 2002 facilities it formerly occupied in the United Kingdom, on substantially the same terms as those applicable to Insignia. In January 2002, Insignia entered into an agreement with the landlord to terminate the lease on April 13, 2002.  On April 3, 2002, Insignia paid a surrender payment of  $470,000.  Insignia's balance sheet includes a large receivable from the subtenant pertaining to the recovery of dilapidation costs per the facility lease.

On March 28, 2002, Insignia’s U.S. subsidiary, Insignia Solutions, Inc. (“Insignia U.S.”) entered into an accounts receivable financing agreement with Silicon Valley Bank.  The financing agreement allows Insignia U.S. to borrow an amount up to 80% of eligible receivables not to exceed $1,200,000, with interest at the bank’s prime rate plus two percentage points.  The agreement expires on March 27, 2003.  Borrowing is subject to compliance with certain covenants, including a requirement to maintain specific financial ratios.  Borrowings are secured by substantially all of the assets of Insignia U.S.  Insignia U.S. was in compliance with these covenants at June 30, 2002, and at that time there were no outstanding borrowings under this credit facility.

Insignia has granted extended payment terms from time to time and classifies the rights to these future payments as accounts receivable and deferred revenue.  Deferred revenue decreased $1,170,000 and $3,530,000 for the three months and six months ended June 30, 2002, respectively.  The decrease primarily reflected the revenue recognition of $3,200,000 from the June 2001 agreement with Phoenix.

Based upon Insignia’s current forecasts and estimates, Insignia is targeting its current cash, cash equivalents and short-term investments, together with cash generated from on-going operations and other liquid sources of cash (including the existing credit line) available to Insignia, to be sufficient to meet Insignia’s anticipated cash needs for working capital and capital expenditures through calendar 2002. However, there can be no assurance that Insignia will not require additional financing to fund operations in calendar year 2002.  If cash currently available from all sources is insufficient to satisfy Insignia’s liquidity requirements, Insignia may seek additional sources of financing including selling additional equity or obtaining convertible debt securities.  If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of such securities  could impose restrictions on Insignia’s operations.  The sale of additional equity or convertible debt securities could result in additional dilution to Insignia’s stockholders.  Insignia may not be able to obtain additional financing on acceptable terms, if at all.  If Insignia is unable to obtain additional financing as and when needed and on acceptable terms, Insignia may be required to reduce the scope of its planned sales, marketing and product development efforts, which could jeopardize Insignia’s business.

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

Insignia’s future performance depends upon sales of products within Insignia’s Jeode product line as well as the timely and successful development and deployment of the SSP product line. During the second quarter of 2002, revenues related to the services and sales of products in the Jeode product line were $1.9 million, which accounted for 100% of Insignia’s total revenue in such quarter. Insignia incurred an operating loss of $2.9 million in the second quarter of 2002.  At current overhead levels, Insignia requires revenues of approximately $6.0 million per quarter to achieve an operating profit. Currently, the Jeode product line is Insignia’s sole product line. Insignia expects that it will continue to rely upon sales of Jeode products for the majority of Insignia’s revenues in calendar 2002 and calendar 2003, and the SSP product line, once released, is expected to increasingly contribute to revenues. Either, or both, the Jeode and SSP product lines may not achieve or sustain market acceptance or provide desired revenue levels.

Insignia’s revenue is dependent upon its ability to license the Jeode product and, when available, the SSP product to third parties. Licensing the Jeode product is a long and complex process, which usually takes six to nine months to complete. Insignia expects that the licensing of the SSP product, when available, will involve an even longer and more complex process than the licensing of the Jeode product. Before committing to license the Jeode or SSP products, potential customers must generally consider a wide range of issues including product benefits, infrastructure requirements, ability to work with existing systems, functionality and reliability. The process of entering into a development license with a potential customer typically involves lengthy negotiations. Because of the sales cycle, it is difficult for Insignia to predict when, or if, a particular prospect might sign a license agreement. Development license fees may be delayed or reduced because of this process.

Insignia’s success depends upon the use of Insignia’s technology by Insignia’s licensees in their smart devices. Insignia’s licensees undertake a lengthy process of developing systems that use Insignia’s technology. When a licensee enters into a development license with Insignia, Insignia often requires the licensee to prepay some future commercial use royalties, typically an amount projected to cover three to six months of future usage. Until a licensee has sales of its systems incorporating Insignia’s technology, which create sufficient commercial use royalties to surpass any prepayment to Insignia, Insignia does not receive any further royalties from that licensee. Insignia expects that the period of time between entering into a development license and actually recognizing commercial use royalties will be lengthy and difficult to predict.

Over the previous twelve months, there has been an increasing trend of resistance by customers to prepay some future commercial use royalties. This has resulted in decreasing license revenues and a commensurate decrease in cash collected from prepaid royalties. While it is expected that Insignia will receive commercial use royalties sooner from those customers who do not prepay future royalties, there can be no assurance that the sales by the customers of its systems incorporating Insignia’s technology will gain market acceptance or be shipped in sufficient quantities to generate sufficient royalties to Insignia.

In the first quarter of 1999, Insignia signed a five year agreement with Sun Microsystems, Inc. (“Sun”) under which Sun established Insignia as a Sun Authorized Virtual Machine provider. The agreement also grants Insignia immediate access to the Java compatibility test suite and the Java technology source code. The agreement includes technology sharing and compatibility verification. In September 2001, Insignia and Sun entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement (“the Distribution Agreement”) between the two companies.  The Amendment requires Insignia to make non-refundable royalty prepayments to Sun. Any unused royalty prepayments outstanding at the expiration of the contract will be forfeited. Under the agreement, Insignia will pay Sun a per unit royalty on each smart device shipped by Insignia’s customers. The Amendment deletes the former expiration terms and expires on June 30, 2004 with an optional 3 year term renewal on a portion of the Sun technology (specifically personal and embedded Java). If the agreement with Sun terminates or expires without renewal, Insignia will not be able to market its Jeode product line. Any disruption in Insignia’s relationship with Sun would likely impair its sales of Jeode.

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

Insignia has experienced operating losses in each quarter since the second quarter of 1996. To achieve profitability, Insignia will have to increase its revenue significantly. Insignia’s ability to increase revenues depends upon the success of its Jeode product line and the successful development and deployment of the SSP product line. Either, or both, Jeode or SSP may not achieve market acceptance. If Insignia is unable to create revenues from its products in the form of development license fees, maintenance and support fees, commercial use royalties and customer-funded engineering services, Insignia’s current revenues will be insufficient to sustain its business.

For the fiscal year 2002, 2001 and 2000 Insignia spent 79%, 69% and 50%, respectively, of its total revenues on sales and marketing. Insignia expects to continue to incur disproportionately high sales and marketing expenses in the future. To market Jeode effectively, Insignia must further develop sales channels in the smart device and wireless device market. Insignia must continue to incur the expenses for a sales and marketing infrastructure before it recognizes significant revenue from sales of the product. Because customers in the smart device and wireless device market tend to remain with the same vendor over time, Insignia believes that it must devote significant resources to each potential sale and to the process of having potential customers design Insignia’s products into their systems. If Insignia fails to achieve and sustain significant increases in its quarterly sales, Insignia may not be able to continue to increase its investment in these areas. With increased expenses, Insignia must significantly increase its revenues if it is to become profitable.

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

• offer Insignia’s products across a spectrum of microprocessor families used in the smart devices and wireless devices market; and

• respond promptly to customers’ requirements and preferences.

The introduction of new or enhanced products also requires that Insignia manage the transition from older products to minimize disruption in customer ordering patterns. Insignia has had difficulty managing the transition from older products in the past. For example, between 1995 and 1999, Insignia supplemented the SoftWindows product line with the NTRIGUE product line and began preparations for its Jeode product line. During this same period Insignia’s yearly revenues dropped from a high of $55.1 million in 1995 to a low of $6.8 million in 1999. The decrease in revenues was partly because Insignia did not timely introduce new products that could compensate for the decreasing demand for Insignia’s SoftWindows product line and the sale of the NTRIGUE product line.

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

Insignia’s Jeode product line is targeted for the smart device market. Insignia’s SSP product line is targeted for the mobile handset and wireless carrier industry. The market for these products is fragmented and highly competitive. This market is also rapidly changing and there are many companies creating products that compete or will compete with Insignia. As the industry develops, Insignia expects competition to increase in the future. This competition may come from existing competitors or other companies that are not yet identified. If these competitors develop products that are cheaper or provide better performance or functionality than Insignia’s Jeode product line or the SSP product line, Insignia’s market share will drop. Many of Insignia’s current competitors and potential competitors have greater resources than Insignia, and Insignia might not be able to compete successfully against these organizations. Competition could force Insignia to reduce the prices of its products, which would result in reduced profit margins and could harm Insignia’s ability to provide adequate service to its customers. Further, Insignia’s competitors can increase their promotions or introduce new or enhanced products that hurt Insignia’s market share.

Insignia anticipates that it will require additional financing by early 2003.  If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on Insignia’s operations.  The sale of additional equity or convertible debt securities could result in additional dilution to Insignia’s stockholders.  Insignia may not be able to obtain additional financing on acceptable terms, if at all.  If Insignia is unable to obtain additional financing as and when needed and on acceptable terms, Insignia may be required to reduce the scope of its planned sales, marketing and product development efforts, which could jeopardize Insignia’s business.  If Insignia cannot raise funds on acceptable terms, Insignia may not have sufficient net shareholders’ equity to maintain the listing of its shares on the Nasdaq National Market, the rules of which require Insignia to maintain total shareholders’ equity of at least $10 million. Further, Insignia may not be able to develop new products or enhance its existing products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.  Whether or not additional funds are raised through the issuance of debt securities, sale of additional equity or by other means, Insignia’s stock price may not remain above $1.00. During the 12 months ended August 6, 2002, the closing price of a share of Insignia’s common stock ranged from a high of $2.96 to a low of $0.72. Under the rules of the Nasdaq Stock Market, Insignia’s stock price must remain above $1.00 per share for continued quotation of its shares on the Nasdaq National Market.

Reliance on international sales

Sales from outside of the United States accounted for approximately 1%, 14% and 18% of Insignia’s total revenue in 2002, 2001 and 2000, respectively. Insignia markets Jeode to manufacturers of smart devices and wireless devices in Europe and Asia, particularly in Japan. Economic conditions in Asia and Europe generally and fluctuations in the value of the Japanese yen and the euro against the U.S. dollar and British pound sterling could impair Insignia’s revenue and results of operations. International operations are subject to a number of other special risks. These risks include:

• foreign government regulation;

• reduced protection of intellectual property rights in some countries where Insignia does business;

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

Insignia’s products are increasingly used in systems that interact directly with the general public, such as in transportation and medical systems. In systems such as these, the failure of Insignia’s product could cause substantial property damage or personal injury, which could expose Insignia to product liability claims. Insignia’s products are used for applications in business systems where the failure of Insignia’s product could be linked to substantial economic loss.

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

As the number of patents, copyrights, trademarks and other intellectual property rights in Insignia’s industry increases, products based on Insignia’s technology may increasingly become the subject of infringement claims. Third parties could assert infringement claims against Insignia in the future. Infringement claims with or without merit could be time consuming, result in costly litigation, cause product shipment delays or require Insignia to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, might not be available on terms acceptable to Insignia. Insignia may initiate claims or litigation against third parties for infringement of Insignia’s proprietary rights or to establish the validity of its proprietary rights. Litigation to determine the validity of any claims, whether or not the litigation is resolved in Insignia’s favor, could result in significant expense to Insignia and divert the efforts of its technical and management personnel from productive tasks. If there is an adverse ruling against Insignia in any litigation, Insignia may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. Insignia’s failure to develop or license a substitute technology could prevent Insignia from selling its products.

Potential dilution resulting from warrants

Some Insignia security holders have rights to be issued additional ADSs by Insignia if the registration statements covering their shares and the shares underlying their warrants are suspended for more than 60 days in any 12 month period by Insignia. Insignia must issue a total of up to 317,800 ADSs if it suspends any of the registration statements covering the shares and the shares underlying the warrants for more than 60 days. Insignia has not suspended registration statements for more than the 60 days in any 12 month period in the past.  The purchase price the security holders will pay per additional ADS is the nominal value, or 0.20 per ADS, which is the lowest amount for which these shares may be purchased under English law. If Insignia issues additional ADSs under these obligations, the ownership interest of existing security holders will be diluted.

Potential dilution from anti-dilution rights

The investors who participated in Insignia’s four most recent private placements received warrants which have anti-dilution protections. This means that they are entitled to purchase an additional amount of ordinary shares, in the form of ADSs, if Insignia issues ordinary shares at a price below market price. The anti-dilution protections, if triggered, increase the number of shares which the investors may purchase with their warrants. The exact amount of the increase is not known until the anti-dilution protections are actually triggered. There are two ways the anti-dilution protections can be triggered:

• if Insignia sells its securities in a transaction, such as a private placement  financing, for a price  that  is lower than the ten day average price of its ADSs before the transaction, or

• if the warrants issued in the four private placements are exercised at a price less than the ten day average price of Insignia’s ADSs at the time of exercise.

When some of the warrants Insignia issued in the private placements are exercised, anti-dilution protections will likely be triggered. The amount of the anti-dilution adjustment is based on a formula where the lower the price of Insignia’s ADSs as quoted on the Nasdaq Stock Market, the greater the potential increase in the number of shares issuable to the warrant holders due to the anti-dilution protections.  For example, if the average ten day price of Insignia’s ADSs drops to $2.09, the total number of ADSs the investors could purchase with their warrants would increase by 28,476, assuming all warrants are exercised at the same time. If the average ten-day price of our ADSs drops to $0.70, this increase would be approximately 50,211 additional ADSs.

Anti-dilution adjustments could accelerate and increase the magnitude of a decline in the quoted share price of Insignia’s ADSs. Warrant holders have the right to purchase an increasing amount of shares during a decline in the price of our ADSs. If the warrant holders exercise their warrants and sell their shares in the open market during this time, downward pressure is added to the price. This can further increase the anti-dilution adjustments for the remaining warrant holders. Short sales of Insignia’s shares may further the downward pressure on the price of Insignia’s ADSs. Anti-dilution adjustments and short sales may accelerate and compound a decline in the price of Insignia’s ADSs. Shareholders will also be diluted as warrant holders gain the right to purchase an increasingly large number of shares due to their anti-dilution protections.

Risk of shareholder litigation

The prices for Insignia’s ADSs have fluctuated widely in the past. During the 12 months ended August 6, 2002, the closing price of a share of Insignia’s common stock ranged from a high of $2.96 to a low of $0.72. Stock price volatility has had a substantial effect on the market prices of securities issued by Insignia and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against high technology companies including Insignia. We may in the future be the target of similar litigation. Regardless of the outcome, securities litigation may result in substantial costs and divert management attention and resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

From time to time, Insignia enters into derivative financial instruments such as currency option contracts to hedge certain anticipated, but not yet committed, transactions expected to be denominated in foreign currencies.  Insignia does not use derivative financial instruments for trading or speculative purposes.  Insignia’s downside risk with respect to currency option contracts (British pound sterling) is limited to the premium paid for the right to exercise the option.  Insignia did not enter into any currency option hedge contracts in the second quarter of 2002 or the second quarter of 2001 and had no option hedge contracts outstanding as of June 30, 2002 or June 30, 2001.

Insignia’s interest expense and income is sensitive to changes in the general level of U.S. interest rates.  However, due to the short-term nature of Insignia’s cash investments and low levels of debt, Insignia does not believe that Insignia has a material risk exposure.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)          Insignia held its Annual General Meeting on June 5, 2002.  Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)         At each Annual General Meeting, the third of Insignia’s Board of Directors who have been in office longest since their last election, as well as any directors appointed by the Board during the preceding year, are required to resign and are then considered for re-election, assuming they wish to stand for re-election.  Nicholas, Viscount Bearsted and David G. Frodsham were re-elected as Directors at the meeting.  The Directors whose term of office continues after the meeting are Richard M. Noling, Vincent S. Pino and John C. Fogelin.

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

FOR	AGAINST
4,447,438	70,733

2.  To re-elect as a Director Nicholas, Viscount Bearsted

FOR	AGAINST
4,265,444	236,195

3.  To re-elect as a Director David G. Frodsham.

FOR	AGAINST
4,359,678	141,518

4. To amend Insignia’s UK Employee Share Option Scheme 1996 to increase the number of ordinary shares available for issuance under the plan by 1,500,000 to a total of 7,572,071 shares.

FOR	AGAINST
3,361,786	1,118,059

5. To amend Insignia’s 1995 Incentive Stock Option Plan for US Employees to increase the number of ordinary shares available for issuance under the plan by 1,500,000 to a total of 7,572,071 shares.

FOR	AGAINST
3,317,936	1,157,704

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this Report:

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SOLUTIONS PLC
(Registrant)

Date: August 14, 2002

/s/ALBERT J. WOOD
ALBERT J. WOOD
Chief Financial Officer
(Principal Financial Officer)

Signature	Capacity	Date

/s/Richard M. Noling	Chief Executive Officer and Director	August 14, 2002
Richard M. Noling	(Principal Executive Officer)

/s/Mark E. McMillan	President	August 14, 2002
Mark E. McMillan