Form 10-Q
period 2002-09-30
INSIGNIA SOLUTIONS PLC
filed 2002-11-15
CIK 1002390

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or,

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

As of November 8, 2002, there were 20,083,539 Ordinary shares of £0.20 each nominal value, outstanding.

INSIGNIA SOLUTIONS PLC

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED BALANCE SHEET

(amounts in thousands, unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$3,362	$8,643
Restricted cash	250	—
Accounts receivable, net of allowances of $350 and $488, respectively	981	6,015
Tax receivable	546	—
Prepaid royalties	2,454	1,139
Prepaid and other current assets	1,006	1,269
Total current assets	8,599	17,066

Property and equipment, net	259	352
Restricted cash	—	250
Other non-current assets	100	100
	$8,958	$17,768
LIABILITIES, MANDATORILY REDEEMABLE WARRANTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$528	$1,011
Accrued liabilities	1,038	1,179
Deferred revenue	553	4,054
Accrued royalties	—	—
Income taxes payable	187	189
Total current liabilities	2,306	6,433

Commitments and Contingencies (Note 5)

Mandatorily redeemable warrants	1,440	1,440

Shareholders’ equity:
Ordinary shares	6,444	6,278
Additional paid-in capital	59,357	58,869
Accumulated deficit	(60,128)	(54,791)
Other accumulated comprehensive loss	(461)	(461)
Total shareholders’ equity	5,212	9,895

	$8,958	$17,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(amounts in thousands, except per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net revenues:
License	$736	$1,883	$5,271	$5,648
Service	277	485	1,178	1,494

Total net revenues	1,013	2,368	6,449	7,142

Cost of net revenues:
License	124	818	1,852	2,792
Service	100	80	549	349

Total cost of net revenues	224	898	2,401	3,141

Gross margin	789	1,470	4,048	4,001

Operating expenses:
Sales and marketing	1,262	1,791	4,475	5,337
Research and development	1,677	1,568	4,258	4,751
General and administrative	666	1,009	2,571	3,208
Restructuring	213	—	213	—

Total operating expenses	3,818	4,368	11,517	13,296

Operating loss	(3,029)	(2,898)	(7,469)	(9,295)

Interest income, net	17	80	65	419
Other income, net	2	23	103	49

Loss before income taxes	(3,010)	(2,795)	(7,301)	(8,827)

Provision (benefit) for income taxes	(132)	3	(1,964)	63

Net loss	$(2,878)	$(2,798)	$(5,337)	$(8,890)

Basic and diluted net loss per share:	$(0.14)	$(0.14)	$(0.27)	$(0.46)

Weighted average shares and share equivalents:
Basic and diluted	20,062	19,476	19,887	19,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(5,337)	$(8,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	194	253
Allowance for doubtful accounts	(138)	(173)
Gain on sale of fixed assets	7	—
Net changes in assets and liabilities:
Accounts receivable	5,172	(4,332)
Tax receivable	(546)	—
Prepaid royalties	(1,315)	—
Prepaid and other current assets	263	(856)
Other non-current assets	—	(100)
Accounts payable	(483)	(670)
Accrued liabilities	(141)	(678)
Accrued royalties	—	(770)
Deferred revenue	(3,501)	4,715
Income taxes payable	(2)	(146)
Net cash used in operating activities	(5,827)	(11,647)
Cash flows from investing activities:
Purchases of property and equipment	(108)	(142)
Product line sale proceeds released from escrow	—	5,050
Net cash provided by (used in) investing activities	(108)	4,908
Cash flows from financing activities:
Proceeds from issuance of shares, net	(1)	4,969
Proceeds from exercise of warrants	481	—
Proceeds from exercise of stock options	174	245
Net cash provided by financing activities	654	5,214
Net decrease in cash and cash equivalents	(5,281)	(1,525)
Cash and cash equivalents at beginning of the period	8,643	12,051
Cash and cash equivalents at end of the period	$3,362	$10,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Note 1.  Basis of presentation

The accompanying condensed consolidated financial statements and related notes of Insignia Solutions plc (“Insignia”) are unaudited.  However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results for the interim period have been included.

Insignia’s condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the past 24 months, Insignia has incurred an aggregate loss from operations and negative operating cash flows of $20,318,000 and $18,964,000, respectively. As of September 30, 2002, Insignia has an accumulated deficit of $60,128,000 and has working capital of $6,293,000. The ability of Insignia to realize its assets and satisfy its liabilities in the normal course of business is ultimately contingent upon Insignia generating revenue sufficient to exceed continuing costs and eventually to generate net earnings.

Insignia has undertaken measures to reduce operating expenses and redesign its commercial efforts to adapt to new developments. Based upon Insignia’s current forecasts and estimates, Insignia’s current cash, cash equivalents and short-term investments, together with cash generated from on-going operations and other liquid sources of cash (including the existing credit line) available to Insignia, may not be sufficient to meet its anticipated cash needs for working capital and capital expenditures.  In particular, Insignia will need to further reduce the level of operating expenses in the event that revenue is lower than expected.  In addition, if Insignia is unable to maintain the reduction of operating expenses or increase revenues, if unplanned cash payments or expenses arise, or if Insignia is unable to obtain access to additional capital, it may not have sufficient resources to fund continuing operations.  Based on its current forecasts and estimates, Insignia anticipates that, in any event, it will require additional financing in calendar year 2003.

To the extent that Insignia requires additional financing, there can be no assurances that Insignia will be able to obtain such funding when it is needed on acceptable terms, or at all. The failure to raise such additional funds on a timely basis and on sufficiently favorable terms would have a material adverse effect on Insignia’s business, operating results and financial condition. Insignia’s liquidity also may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, limited availability of capital financing and continued operating losses.  These circumstances raise substantial doubt about Insignia’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The size of Insignia’s accumulated deficit, its losses and its ongoing need for capital in order to continue its operations raises substantial doubt as to Insignia’s ability to continue operations during 2002.  Failure to reduce expenses and/or obtain additional financing will result in a material adverse effect on its ability to meet its business objectives and continue as a going concern.  The report of the Company’s independent accountants included on Insignia’s financial statements included in the registration statement on Form S-1 filed on October 31, 2002 includes an explanatory paragraph as to the uncertainty that Insignia will continue as a going concern.

Insignia is a Sun Microsystems, Inc. (“Sun”) Authorized Virtual Machine provider.  If the agreement with Sun terminates or expires without renewal, Insignia will not be able to market its Jeode product line.  Any disruption in Insignia’s relationship with Sun would likely impair its sales of Jeode products.  In addition, Insignia at times licenses software development tool products from other companies to distribute with some of its products.  Insignia may not be able to obtain similar products to substitute into its tool suites.

Insignia follows accounting policies that are in accordance with principles generally accepted in the United States of America.  Insignia conducts most of its business in U.S. dollars.  All amounts included in the financial statements and in the notes herein are in U.S. dollars unless designated ‘‘£’’, in which case they are in British pound sterling. The exchange rates between the U.S. dollar and the British pound sterling were $1.56 and $1.47 (expressed in U.S. dollars per British pound sterling) at September 30, 2002 and 2001, respectively.

The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on December 31, 2002.

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

Statement regarding computation of loss per share  (in thousands except per share data, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net loss	$(2,878)	$(2,798)	$(5,337)	$(8,890)

Calculation of basic and diluted loss per share:
Weighted average number of ordinary shares outstanding used in computation	20,062	19,476	19,887	19,163

Basic and diluted loss per share	$(0.14)	$(0.14)	$(0.27)	$(0.46)

The following weighted average number of options and warrants were not included in the  calculation of diluted EPS because their inclusion would have been anti-dilutive (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Options	2,840	545,754	80,533	839,574
Warrants	54,733	106,233	158,750	198,874

Note 3.  Comprehensive income (loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements.  SFAS 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement.  Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

Total comprehensive loss was not different from the net loss reported for the three and nine months ended September 30, 2002 and September 30, 2001.

Note 4.  New accounting pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, “SFAS”, No. 141, “Business Combinations’’ and SFAS 142, “Goodwill and Other Intangible Assets’’. Under SFAS 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other intangibles. Insignia adopted SFAS 142 effective January 1, 2002.

The adoption of these statements, SFAS 141 and 142, did not have a material impact on Insignia’s financial position and results of operations.

In July 2001, the FASBs Emerging Issues Task Force (EITF) reached final consensus on EITF  00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products (“EITF 00-25”).  EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be clasified in a vendor’s financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized.  In November 2001, the EITF reached consensus on EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products (EITF 01-09).  EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25.  Insignia  adopted these new standards in the quarter ended March 31, 2002.  The implementation of EITF 00-25, EITF 01-09, and the accompanying interpretive guidance did not have a material impact on Insignia’s financial position, results of operations, or cash flows.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets”, which was effective January 1, 2002.  SFAS 144 supersedes FASB Statement 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions relating to the disposal of a segment of a business set forth in Accounting Principles Board Opinion No. 30”.  This Statement retains many of the fundamental provisions of SFAS 121 and expands the scope of discontinued operations to include more disposal transactions.  Insignia adopted SFAS 144 effective January 1, 2002.  The implementation of SFAS 144 did not have a material effect on Insignia’s financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”) “Accounting for the Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002.  Earlier adoption is encouraged.  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Insignia does not believe the adoption of SFAS 143 will have a material effect on its financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged.  Insignia will adopt SFAS 146 during the first quarter ending March 31, 2003.  The provisions of EITF 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF 94-3 prior to the adoption of SFAS 146.  The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.  Insignia does not believe the adoption of SFAS 146 will have a material effect on its financial statements.

In February 2002, the EITF issued Topic Number D-103, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”, which was effective for financial statements beginning after December 31, 2001.  Topic Number D-103 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations.  Insignia has adopted Topic Number D-103 effective January 1, 2002.  Insignia has historically recorded reimbursements of out-of-pocket expenses as net amounts in cost of services revenue in the statement of operations.  In accordance with the transition guidance included in Topic Number D-103, adoption required the reclassification of financial statements for prior periods presented for comparative purposes.  The adoption of Topic Number D-103 did not affect Insignia’s net loss, financial position or cash flows.  The reclassification did affect the presentation of certain revenue and cost of revenue items contained within Insignia’s financial statements.

Note 5.  Commitments and Contingencies

In September 2001, Insignia and Sun entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement (the “Distribution Agreement”) between the two companies.  In addition, in June 2001, the two companies entered into an addendum (the “Addendum”) to the Distribution Agreement relating to distribution of products to an Insignia customer.  The Amendment and the Addendum each require Insignia to make non-refundable royalty prepayments to Sun.  A total of $7,000,000 of prepaid royalties were paid to Sun under these agreements through the third quarter of 2002.  There are no additional required royalty prepayments due to Sun under this agreement.  The amended Distribution Agreement expires June 30, 2004.  Any unused royalty prepayments outstanding on June 30, 2004 are forfeited.  The prepaid royalty balance as of September 30, 2002 was $2.45 million (see Note 10).

During 1998, Insignia sublet until March 2002 facilities it previously occupied in the United Kingdom, on substantially the same terms as those applicable to Insignia. In January 2002, Insignia entered into an agreement with the landlord to terminate the lease on April 3, 2002.  On April 3, 2002 Insignia paid a surrender payment of $470,000.  Insignia’s balance sheet, as of September 30, 2002, included a receivable of $70,200 from the sub-tenant pertaining to the recovery of dilapidation costs per the facility lease.  This receivable was subsequently received in October 2002.

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

Geographic information

Financial information by geographical region is summarized below (in thousands, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues from unaffiliated customers:
United States	$943	$2,304	$6,325	$6,787
International	70	64	124	355
Consolidated	$1,013	$2,368	$6,449	$7,142
Intercompany revenues:
United States	$56	$51	$100	$284
International	418	1,215	2,669	3,143
Consolidated	$474	$1,266	$2,769	$3,427
Operating loss:
United States	$(1,175)	$(1,704)	$(3,576)	$(5,160)
International	(1,854)	(1,194)	(3,893)	(4,135)
Consolidated	$(3,029)	$(2,898)	$(7,469)	$(9,295)

			Sept. 30, 2002	Dec. 31, 2001
Identifiable assets:
United States			$6,407	$14,091
International			37,270	38,637
Intercompany items and eliminations			(34,719)	(34,960)
Consolidated			$8,958	$17,768
Long-lived assets:
United States			$190	$425
International			34,888	35,237
Intercompany items and eliminations			(34,719)	(34,960)
Consolidated			$359	$702

All of the international revenues and substantially all of the international identifiable assets relate to Insignia’s operations in the United Kingdom.  Intercompany sales are accounted for at prices intended to approximate those that would be charged to unaffiliated customers.

Revenues from United States operations included export sales of $62,000 and $99,500 for the three months ended September 30, 2002 and 2001, respectively, and $243,000 and $882,000 for the nine months ended September 30, 2002 and 2001, respectively.

Revenue by customer classification and geographic area for the quarter ended September 30, 2002 is as follows (in thousands, unaudited):

	U.S.	U.S. Exports	Europe	Total

Distributor	$239	$39	$50	$328
OEM	637	23	15	675
End user	5	—	5	10

Total	$881	$62	$70	$1,013

Percentage of total revenue	87%	6%	7%	100%

Revenue by customer classification and geographic area for the quarter ended September 30, 2001 is as follows (in thousands, unaudited):

	U.S.	U.S. Exports	Europe	Total

Distributor	$2,009	$78	$12	$2,099
OEM	194	21	47	262
End user	2	—	5	7

Total	$2,205	$99	$64	$2,368

Percentage of total revenue	93%	4%	3%	100%

There were no European countries that accounted for more than 10% of total revenue.

In the third quarter of 2002, Hewlett Packard (“HP”), Phoenix Technologies, Ltd. (“Phoenix”) and Hughes Network Systems (“Hughes”), accounted for 32%, 17% and 15% of total revenues, respectively.  In the third quarter of 2001, Phoenix and Lineo, Inc. accounted for 53% and 26% of total revenues, respectively.   In the nine months ended September 30, 2002 and September 30, 2001 Phoenix accounted for 65% and 46% of total revenues, respectively.  No other customer accounted for 10% or more of Insignia’s total revenues during the third quarter of 2002 and 2001.  As of September 30, 2002 and December 31, 2002, Phoenix accounted for 13% and 74% of total accounts receivable, respectively.  As of September 30, 2002, four customers, including Phoenix, accounted for 60% of the gross accounts receivable balance.

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

On November 24, 2000, Insignia entered into agreements whereby Insignia issued 3,600,000 ordinary shares in ADS form, bundled with warrants, at a price of $5.00 per share to a total of 23 investors, including Sun Microsystems, Bsquare, and a member of Insignia’s Board of Directors.  Insignia received $18.0 million less offering expenses totaling $2.0 million. The bundled warrants give the investors the right to purchase 1,800,000 ADSs at an exercise price of the lower of the average quoted closing sale price of Insignia’s ADSs for the ten trading days ending on the day preceding the date of the warrant holder’s intent to exercise less a 10% discount, and $6.00.  In the second quarter of 2001, three investors exercised their warrants for 282,500 ADSs. In the first quarter of 2002, three investors exercised their warrant rights for 400,000 ADSs.  The warrants expire on November 24, 2003, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, Insignia may cancel the warrants upon sixty days prior written notice. Insignia also issued a warrant to purchase 225,000 ADSs to the placement agent exercisable at a price of $5.00 per ADS.  This warrant expires on November 24, 2005.  The securities were issued by Insignia in reliance upon the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act.

On December 31, 2000, Insignia issued a total of 251,333 ordinary shares in ADS form to Quantum Peripherals (Europe) SA, at a per share price of $4.23 per share under the terms of a convertible promissory note entered into on October 20, 1999.  The securities were issued in reliance upon the exemption from registration provided under Section 4 (2) of the Securities Act.

On February 12, 2001, Insignia entered into agreements whereby Insignia issued 940,000 ordinary shares in ADS form, bundled with warrants, at a price of $5.00 per share to a total of 4 investors, including Wind River Systems, Inc. and a member of Insignia’s Board of Directors.  The bundled warrants gave the investors the right to purchase 470,000 ADSs, at an exercise price of the lower of the average quoted closing sale price of Insignia’s ADSs for the ten trading days ending on the day preceding the date of the warrant holder’s intent to exercise less a 10% discount, and $6.00.  The warrants expire on February 12, 2004, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, Insignia may cancel the warrants upon sixty days prior written notice.  Insignia received $4.7 million less offering expenses totaling $0.5 million.  Insignia also issued a warrant to purchase 25,000 ADSs to the placement agent exercisable at a price of $5.00 per ADS.  This warrant expires on February 12, 2006.  The securities were issued by Insignia in reliance upon the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act.

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

Amounts classified as warrants will remain outside  of  shareholders’ equity for the life of the warrant or until they are exercised, whichever occurs first.  This classification reflects certain potential cash payments that may occur, should  Insignia complete a major transaction, such as a takeover, during the life of the warrants.  If a major transaction had occurred as of

September 30, 2002, the maximum cash payout would have been $70,767 based on the estimated Black-Scholes value of the warrant.

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

Note 8.  Line of credit

On March 20, 2000, Insignia entered into an agreement with a director and members of his family whereby they would provide Insignia a $5.0 million line of credit with a commitment fee of four points based upon the total amount of the line and a draw down/termination fee of two points for drawdown or termination.  The interest rate on amounts drawn down was at prime plus 2% until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash at the repayment date.  Insignia drew down a total of $3.0 million of the line of credit during 2000.  A total of 19,994 Ordinary Shares in ADS form were issued as payment for draw down fees under the line of credit arrangement.  On November 27, 2000, Insignia repaid this sum, along with all accrued interest and the termination fee due.  The agreement expired on March 20, 2001.

On March 28, 2002, Insignia’s U.S. subsidiary, Insignia Solutions, Inc. (“Insignia U.S.”) entered into an accounts receivable financing agreement with Silicon Valley Bank.  The financing agreement allows Insignia U.S. to borrow an amount up to 80% of eligible receivables not to exceed $1,200,000, with interest at the bank’s prime rate plus two percentage points.  The agreement expires on March 27, 2003.  Borrowing is subject to compliance with certain covenants, including a requirement to maintain specific financial ratios.  Borrowings are secured by substantially all of the assets of Insignia U.S.  Insignia U.S. was in compliance with these covenants at September 30, 2002, and at that time there were no outstanding borrowings under this credit facility.

Note 9.  Related party transactions

During the three months and nine months ended September 30, 2002, Insignia recognized revenue of $175,000 and $4,175,000, respectively, from Phoenix Technologies, Ltd. (“Phoenix”).  During the three months and nine months ended September 30, 2001, Insignia recognized revenue of $1,250,000 and $3,300,000, respectively, from Phoenix.  The CEO of Phoenix was also a director on Insignia’s Board of Directors from March 1997 until March 2001.

During the three months and nine months ended September 30, 2002, Insignia recognized revenue of $25,000 and $275,000, respectively, from Wind River Systems, Inc. (“Wind River”).  During the three months and nine months ended September 30, 2001, Insignia recognized revenue of $90,000 and $304,000, respectively, from Wind River.  Wind River participated in a  private placement of equity in Insignia in February 2001 on the same terms as the other three investors in the private placement.  Wind River paid the aggregate purchase price of $2,000,000 for 400,000 ordinary shares represented by ADRs and warrants to purchase 200,000 ordinary shares represented by ADRs.   In addition, John C. Fogelin of Wind River was appointed to Insignia’s Board of Directors in January 2001.  Mr. Fogelin continues to serve on Insignia’s Board of Directors.

On February 13, 2001, Insignia entered into a promissory note with Richard M. Noling, President and Chief Executive Officer of Insignia, whereby Mr. Noling borrowed $150,000 from Insignia  U.S.  The promissory note is due in three equal installments, on each annual anniversary from the date of the note.  The note was amended on January 24, 2002 to extend the first and subsequent installments one year.  The first installment is now due on February 13, 2003.  Interest accrues on the unpaid principal balance at a rate per annum equal to the prime lending rate of interest as listed in the Wall Street Journal plus 1%.  Accrued interest is due and payable monthly in arrears on the last calendar day of each month, beginning March 31, 2001.  Interest has been paid timely and is current.  In addition, on July 17, 2001, Mr. Noling received an interest free loan of $50,000.  The $50,000 loan was repaid in full on September 30, 2001.

Note 10.  Prepaid royalties

Our agreements with licensors sometimes require us to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are capitalized and amortized as cost of sales based on the contractual royalty rate based on actual net product sales. We continually evaluate recoverability of prepaid royalties and, if necessary, will charge to cost of sales any amount that we deem unlikely to be recoverable in the future.  We have performed an assessment of whether there was an indication that prepaid royalties of $2.45 million are impaired as of September 30, 2002.  The prepaid royalties carried on the balance sheet, under the terms of the agreement between Sun and Insignia, require us to use these prepaid licenses before June 30, 2004.  Our estimation of utilization, based on past revenue history and future revenue estimates using current average per unit selling price ranges, indicates that there could be unused prepaid royalties at the expiration of the license and distribution agreement.  However, we believe that should unused prepaid royalties become predictable in the future, we could reduce the selling price in order to utilize the remaining prepaid balance.  This price reduction would result in lower gross margins.  We will continue to assess this potential impairment on a quarterly basis.  The deterioration of the business climate and lower than expected product sales could potentially impact this assessment and require an impairment charge in a future quarter.  Prepaid royalties are classified as current assets based on estimated net product sales within the next year.

Note 11.  Restructuring

In the third quarter of 2002, we completed a worldwide reduction of headcount of approximately 11%.  Restructuring expenses consist principally of severance payments paid during the quarter.

Note 12.  Recent developments

On October 17, 2002, we entered into a securities subscription agreement (“Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital has agreed to purchase, on each trading day following the effectiveness of a registration statement covering the American Depository Shares to be purchased by Fusion Capital, $10,000 of our American Depository Shares up to an aggregate of $6.0 million over a period of 30 months. The purchase price of the American Depository Shares will be equal to a price based upon the future market price of the shares without any fixed discount to the market price.

Under the terms of the Agreement, we issued to Fusion Capital one redeemable warrant for American Depository Shares representing 1,000,000 ordinary shares, and one non-redeemable warrant for American Depository Shares representing 1,000,000 ordinary shares.  The redeemable warrant may be redeemed by Insignia at any time on or before June 30, 2003 for an aggregate redemption price of $200,000.  The exercise price per share of each warrant is the U.S. dollar equivalent of 20.5 pence.  Each warrant expires on September 30, 2007.  Unless an event of default occurs under the Agreement, the shares issuable upon exercise of these warrants must be held by Fusion Capital until 30 months from the date of the Agreement or the date the Agreement is terminated. The warrrants are immediately exercisable; however, Fusion Capital may not exercise the warrants if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of our shares outstanding at the time of the exercise by Fusion Capital.  The  Agreement and the forms of the Registration Rights Agreement, the Redeemable Warrant and the Non-Redeemable Warrant between Insignia and Fusion Capital are filed as Exhibits to the 8-K dated October 22, 2002.

On October 22, 2002, we announced the departure of our Chief Financial Officer ("CFO"), Albert J. Wood.  In the interim, the CFO responsibilities will be assumed by the current Chief Executive Officer, Richard M. Noling.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Insignia’s Form 10-K/A for the year ended December 31, 2001 (the “Form 10-K/A”).

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

Insignia continues to face significant risks associated with the successful execution of its business strategy. The significant risks include, but are not limited to, continued technology and product development, introduction and market acceptance of new products, changes in the marketplace, liquidity, competition from existing and new competitors that may enter the marketplace, impairment of prepaid royalties and retention of key personnel.

In addition, Insignia also faces significant risks associated with the development and future deployment of its Secure System Provisioning (“SSP”) products and the successful execution of the related business strategy. During 2001, Insignia began development of a range of SSP products for the mobile handset and wireless carrier industry.  These SSP products build on Insignia’s position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and are designed to allow wireless carriers to build valuable incremental services.  Insignia is planning for these new SSP products to be available for market trials in early calendar 2003 and available for shipment to customers in mid-calendar 2003. Insignia has limited history with sales initiatives for new products. Additionally, the sales cycle for the SSP products is expected to take longer than the six to nine months sales cycle typically experienced with the Jeode product.

Insignia does not currently have accurate visibility of future order rates and demand for the products that are currently available for shipment to customers or for new products that Insignia is currently developing.  There can be no assurance that Insignia’s current or future products will achieve market acceptance.

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

Insignia has undertaken measures to reduce operating expenses and redesign its commercial efforts to adapt to new developments. Based upon Insignia’s current forecasts and estimates, Insignia’s current cash, cash equivalents and short-term investments, together with cash generated from on-going operations and other liquid sources of cash (including the existing credit line) available to Insignia, may not be sufficient to meet its anticipated cash needs for working capital and capital expenditures.  In particular, Insignia will need to further reduce the level of operating expenses in the event that revenue is lower than expected.  In addition, if Insignia is unable to maintain the reduction of operating expenses or increase revenue, if unplanned cash payments or expenses arise, or if Insignia is unable to obtain access to additional capital, it may not have sufficient resources to fund continuing operations.  Based on its current forecasts and estimates, Insignia anticipates that, in any event, it will require additional financing in calendar year 2003.

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

The size of Insignia’s accumulated deficit, its losses and its ongoing need for capital in order to continue its operations raises substantial doubt as to Insignia’s ability to continue operations during 2003.  Failure to reduce expenses and/or obtain additional financing will result in a material adverse effect on its ability to meet its business objectives and continue as a going concern.  The report of the Company’s independent accountants included on Insignia’s financial statements included in the registration statement on Form S-1 filed on October 31, 2002 includes an explanatory paragraph as to the uncertainty that the Company will continue as a going concern.

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three and nine month periods ended September 30, 2002 and 2001:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net revenues:
License	72.7%	80.0%	81.7%	79.1%
Service	27.3%	20.0%	18.3%	20.9%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of net revenues:
License	12.2%	34.5%	28.7%	39.1%
Service	9.9%	3.4%	8.5%	4.9%

Total cost of net revenues	22.1%	37.9%	37.2%	44.0%

Gross margin	77.9%	62.1%	62.8%	56.0%

Operating expenses:
Sales and marketing	124.6%	75.6%	69.4%	74.7%
Research and development	165.6%	66.2%	66.0%	66.5%
General and administrative	65.7%	42.6%	39.9%	44.9%
Restructuring	21.0%	—	3.3%	—

Total operating expenses	376.9%	184.4%	178.6%	186.1%

Operating loss	(299.0)%	(122.3)%	(115.8)%	(130.1)%

Interest income, net	1.7%	3.4%	1.0%	5.8%
Other income, net	0.2%	0.9%	1.6%	0.7%

Loss before income taxes	(297.1)%	(118.0)%	(113.2)%	(123.6)%

Provision (benefit) for income taxes	(13.0)%	0.1%	(30.5)%	0.9%

Net loss	(284.1)%	(118.1)%	(82.7)%	(124.5)%

Overview

We commenced operations in 1986 and currently develop, market and support software technologies that implement accelerated virtual machine technology for memory-constrained smart devices.

In January 1998, we announced that we were developing the Jeode product for the emerging Java based smart device marketplace.  The Jeode platform is Insignia’s implementation of Sun Microsystems, Inc.’s (“Sun”) Java® technology tailored for smart devices.  It leverages patent-pending intellectual property to provide these resource-constrained devices with high performance, fully-compatible Java applet and application support. We released the Jeode platform in March 1999.  The Jeode platform was the principal product line of Insignia in the third quarter of 2002.  We expect to continue to rely upon sales of Jeode products, plus new products that may be introduced, for our revenue in the foreseeable future.  The Jeode product line revenue model is based on original equipment manufacturers’ (“OEMs”) and channel partners’ customer transactions.

During 2001, we began development of a range of products (“Secure System Provisioning” or “SSP” products) for the mobile handset and wireless carrier industry.  These SSP products build on our position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and  allow wireless carriers to build valuable incremental services.  We are planning for these new SSP products to be available for market trials in early calendar 2003 and available for shipment to customers in mid-calendar 2003. We have limited history with sales initiatives for new products. Additionally, the sales cycle for the SSP products is expected to take longer than the six to nine months sales cycle typically experienced with the Jeode VM product.

Before 1998, our principal product line in past years was SoftWindows™.  This product enabled Microsoft Windows (“Windows”®) applications to be run on most Apple Computer Inc. (“Apple”®) Macintosh computers and many UNIX workstations.  Revenues from this product line grew until 1995, but declined significantly after that date, along with margins.  This was due to a declining demand for Apple Macintosh products and increased competition.  We also shipped RealPC, a low cost software product that allowed consumers to play games and other applications designed for Intel-based PCs on their Power Macintosh computers.  In 1999 we took steps to discontinue these product lines, thus allowing us to focus exclusively on our Jeode platform business strategy.

Critical accounting policies

The consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates.   These estimates affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The most significant estimates and assumptions relate to revenue recognition, the recoverability of prepaid royalties, and the adequacy of allowances for doubtful accounts. Actual amounts could differ from these estimates.

We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended.  SOP 97-2 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is probable. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

At the time of the transaction, we also assess whether the fee associated with the revenue transaction is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue on the earlier of due date or cash collected.

For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to Insignia. This means that we will defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements.  Fair value for the ongoing maintenance and support obligation is based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers.

We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed. However, at the time of entering into a transaction, we assess whether or not any services included within the arrangement require us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on our estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

Our agreements with licensors sometimes require us to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are capitalized and amortized as cost of sales based on the contractual royalty rate based on actual net product sales. We continually evaluate recoverability of prepaid royalties and, if necessary, will charge to cost of sales any amount that we deem unlikely to be recoverable in the future.  We have performed an assessment of whether there was an indication that prepaid royalties of $2.45 million are impaired as of September 30, 2002.  The prepaid royalties carried on the balance sheet, under the terms of the agreement between Sun and Insignia, require us to use these prepaid licenses before June 30, 2004.  Our estimation of utilization, based on past revenue history and future revenue estimates using current average per unit selling price ranges, indicates that there could be unused prepaid royalties at the expiration of the license and distribution agreement.  However, we believe that should unused prepaid royalties become predictable in the future, we could reduce the selling price in order to utilize the remaining prepaid balance.  This price reduction would result in lower gross margins.  We will continue to assess this potential impairment on a quarterly basis.  The deterioration of the business climate and lower than expected product sales could potentially impact this assessment and require an impairment charge in a future quarter.  Prepaid royalties are classified as current assets based on estimated net product sales within the next year.

Revenues

	Three months ended September 30,		Nine months ended September 30,
	(in thousands)
	2002	2001	2002	2001

License revenue	$736	$1,883	$5,271	$5,648
Service revenue	277	485	1,178	1,494
Total net revenue	$1,013	$2,368	$6,449	$7,142

The Jeode product line was our primary business for the third quarter of 2002 and 2001.  Revenue from the Jeode product line is derived from four main sources: the sale of a development license, the sale of annual maintenance and support contracts/services, prepaid royalties and commercial use royalties based on shipments of products that include Jeode technology, and customer-funded engineering activities.

In the third quarter of 2002, total revenues decreased by 57% compared to total revenues for the third quarter of 2001.  In the nine months ended September 30, 2002, total revenues decreased by 10% compared to total revenues for the first nine months of 2001.  The Jeode platform  accounted for 100% of the total revenue for the three and nine months ended September 30, 2002 and 2001.   We expect to see acceleration in the adoption of the Jeode platform.  However, not all of this growth will necessarily translate into revenue at the time of licensing.

License revenue and service revenue accounted for 73% and 27%, respectively, of total revenues for the three months ended September 30, 2002.  For the nine months ended September 30, 2002, license revenue and service revenue accounted for 82% and 18%, respectively.  License revenue and service revenue accounted for 80% and 20%, respectively, of total revenues for the three months ended September 30, 2001.  For the nine months ended September 30, 2001, license revenue and service revenue accounted for 79% and 21%, respectively, of total revenues.

License revenue decreased 61% in the third quarter of 2002 compared to license revenues in the third quarter of 2001.  For the nine months ended September 30, 2002, license revenue decreased 7% compared to the same period in 2001.  The third quarter of 2002 continued to be impacted by delays in technology spending by our customers.

Service revenue in the third quarter of 2002 was 43% lower than service revenue in the third quarter of 2001.  For the nine months ended September 30, 2002 service revenue decreased 21% compared to the same period in 2001.  The decrease was primarily due to decreased Jeode engineering and Jeode support contracts.

Deferred revenue decreased by $3,501,000 for the nine months ended September 30, 2002.  The decrease primarily reflected the revenue recognition of approximately $3,200,000 from a June 2001 agreement with Phoenix Technologies, Ltd. (“Phoenix”).

Sales to Distributors and OEMs representing more than 10% of total revenue in each period accounted for the following percentages of total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Distributors:
Phoenix Technologies	17%	53%	65%	46%
Lineo	—	26%	*	*

All Distributors:	32%	89%	74%	70%

OEMs:
Hughes Network Systems	15%	—	2%	—
Hewlett Packard/Compaq	32%	—	7%	*

All OEMs:	67%	11%	26%	30%

* Less than 10%

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 13% of total revenues in the three months ended September 30, 2002, 7% of total revenues in the three months ended September 30, 2001, 6% of total  revenues in the nine months ended September 30, 2002 and 15% of total revenues in the nine months ended September 30, 2001.  We currently market Jeode to customers in the United States, Europe and Asia.

Cost of revenues and gross margin

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands, except percentages)

Cost of license revenue	$124	$818	$1,852	$2,792
Gross margin: license revenue	83%	57%	65%	51%

Cost of service revenue	$100	$80	$549	$349
Gross margin: service revenue	64%	84%	53%	77%

Total cost of revenues	$224	$898	$2,401	$3,141
Gross margins: total revenues	78%	62%	63%	56%

Cost of license revenue is mainly comprised of royalties to third parties.  Cost of service revenue includes costs associated with customer-funded engineering activities and end-user support under maintenance contracts.

We believe that the significant factors affecting the Jeode platform gross margin include pricing of the development license, pricing of the unit usage and royalties to third parties such as Sun Microsystems, Inc. (“Sun”).  In early 1999, we signed a five-year agreement with Sun under which Sun established us as an authorized Virtual Machine provider.  Under this agreement, we will pay Sun a per unit royalty on each Jeode platform-enabled smart device shipped by our customers, plus a royalty on all development licenses put in place between our customers and us. In the third quarter of 2001, we amended our license agreement with Sun.  The amendment expanded the scope of the licensed technology, changed the royalty rate, limited the royalty obligations to only per units licensed, established a prepaid royalty schedule and extended the expiration date of the contract from March 2004 to June 2004.  License revenue gross margins in the quarter ended September 30, 2002 were 83%, compared to 57% for the same period in 2001.  For the nine months ended September 30, 2002, license revenue gross margins were 65% compared to 51% for the same period in 2001.  The increases were due to the prior year revenue including a large deal with lower gross margin and the current year including greater license revenue with minimal cost of sales.

Gross margin for service revenue is impacted by the level of and pricing terms of customer funded engineering activities, which can vary from customer to customer, from contract to contract and based on the level of maintenance contracts sold.  Gross margin for service revenue decreased in the third quarter of 2002 to 64% from 84% in the same period of 2001.  For the nine months ended September 30, 2002, service revenue gross margins were 53% compared to 77% for the same period in 2001.  The decreases were due to fewer maintenance contracts.

Operating expenses

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands, except percentages)

Sales and marketing	$1,262	$1,791	$4,475	$5,337
Percentage of total revenues	125%	76%	69%	75%

Research and development	$1,677	$1,568	$4,258	$4,751
Percentage of total revenues	166%	66%	66%	67%

General and administrative	$666	$1,009	$2,571	$3,208
Percentage of total revenues	66%	43%	40%	45%

Restructuring	$213	$—	$213	$—
Percentage of total revenues	21%	—	3%	—

Sales and marketing expenses consist primarily of personnel and related overhead costs, salesperson commissions, advertising and promotional expenses and trade shows.  Sales and marketing expenses decreased by 30% in the quarter ended September 30, 2002 from the quarter ended September 30, 2001.  The decrease in expenditures was primarily due to a $351,000 decrease in personnel and travel costs.  In addition, there was a $106,000 decrease in professional services as a result of moving the patent and trademark expense to general and administrative expense, and a $45,000 decrease in expenses relating to telephone and supplies, printing and shipping expenditures.  Sales and marketing expenses decreased by 16% for the nine months ended September 30, 2002 from the same period of 2001.  The decrease was primarily due to a $622,000 reduction in personnel and travel costs, a $243,000 reduction in professional services, and a $148,000 reduction in overhead costs, offset substantially by a $176,000 increase in marketing expenditures for the new mobile and wireless product initiatives. We anticipate a moderate decrease in sales and marketing expenses in the next few quarters as we continue to control expenses in our marketing and sales organization for our Jeode product line and other product lines.  We have established a direct sales force in the United States, Europe and Japan. We have also developed relationships with strategic partners to leverage the Jeode technology.

Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation.  Research and development expenses increased by 7% in the three months ended September 30, 2002 compared to the same period in 2001.  The increase was primarily due to a $148,000 increased allocation of MIS and facility costs stemming largely from dilapidation costs associated with a subtenant.  In addition, support and maintenance expenditures relating to an outside vendor increased by $65,000.  These increases were in part offset by an $85,000 decrease in personnel related expenses and a $34,000 decrease in expenses related to outside consultants.  Research and development expenses decreased by 10% in the nine months ended September 30, 2002 compared to the same period in 2001. Approximately $627,000 of the decrease was due to reductions in personnel related expenses.  There was an additional decrease of $50,000 relating to a decreased reliance on outside consultants as well as other standard expenditures such as supplies and depreciation.  These decreases were offset in part by an increase of $65,000 for support and maintenance expenditures relating to a software vendor.  Research and development expenses are expected to decrease moderately in the near term.  In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 2002 and 2001, no development expenditures were capitalized, as there were no amounts that qualified for capitalization.

General and administrative expenses consist primarily of personnel and related overhead costs for finance, legal, information systems, human resources and general management. General and administrative expenses decreased by 34% in the three months ended September 30, 2002 from the same period of 2001.  The decrease was due to a $150,000 reduction in professional services, a $156,000 decrease in bad debt expense and a $70,000 decrease in personnel related expenditures.  These decreases were offset in part by an increase of $46,000 for directors and officers insurance.  General and administrative expenses decreased by 20% for the nine months ended September 30, 2002 from the same period of 2001. The decrease was primarily due to $178,000 in salary costs and a $155,000 decrease in personnel related costs, which consist primarily of recruiting and payroll related expenses.  Professional service expenditures also decreased by $281,000 and bad debt expense decreased by $252,000.  The decreases were offset in part due to increased insurance costs of $123,000 and increased rent costs of $56,000.  General and administrative expenses are expected to decrease moderately in the near term.

Restructuring

In the third quarter of 2002, we completed a worldwide reduction of headcount of approximately 11%.  Restructuring expenses consist principally of severance payments paid during the quarter.

Interest income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands, except percentages)

Interest income (expense), net	$17	$80	$65	$419
Percentage of total revenues	2%	3%	1%	6%

Interest income (expense), net decreased from income of $80,000 in the three months ended September 30, 2001 to income of $17,000 in the three months ended September 30, 2002. For the nine months ended September 30, 2001, interest income, net decreased from income of $419,000 to income of $65,000.  The decrease was primarily due to a combination of lower interest rates and lower cash and cash equivalent balances.

Other income, net

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands, except percentages)

Other income, net	$2	$23	$103	$49
Percentage of total revenues	—%	1%	2%	1%

In the three months ended September 30, 2002, we realized a foreign exchange gain of $2,000 compared to a gain of $23,000 in the three months ended September 30, 2001. In the nine months ended September 30, 2002, we realized a foreign exchange gain of $103,000 compared to a gain of $49,000 in the nine months ended September 30, 2001.

Approximately 99% of our total revenues and over 48% of our operating expenses are denominated in U. S. dollars.  Most of our remaining revenues and expenses are British pound sterling denominated and consequently we are exposed to fluctuations in British pound sterling exchange rates.  There can be no assurance that such fluctuations will not have a material effect on our results of operations in the future.  We did not enter into any currency option hedge contracts in the third quarter of 2002 or the third quarter of 2001 and had no option hedge contracts outstanding as of September 30, 2002 or September 30, 2001.

We have, at times, an investment portfolio of fixed income securities that are classified as “available for sale securities.”  These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  We attempt to limit this exposure by investing primarily in short-term securities.

Benefit for income taxes

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands)
Provision (benefit) for income taxes	$(132)	$3	$(1,964)	$63
Effective income tax rate	—	—	—	—

The benefit for income taxes for the three and nine months ended September 30, 2002 primarily represented refunds received from the United Kingdom for research and development claims.  The provision for income taxes for the three months and nine months ended September 30, 2001  primarily represented Japanese sales tax withholding.  We have recorded a full valuation allowance against all deferred tax assets, primarily comprised of net operating losses, on the basis that significant uncertainty exists with respect to their realization.

Liquidity and capital resources

	September 30, 2002	September 30, 2001
	(in thousands)

Cash, cash equivalents and restricted cash	$3,612	$10,776
Working capital	6,293	12,762
Net cash used in operating activities, for the nine months ended	$(5,829)	$(11,647)

We have transitioned our product focus from compatibility products to our Jeode product line based on our virtual machine technology.  This change in product focus has resulted in a redirection of available resources from our historical revenue base towards the development and marketing efforts associated with the Jeode platform, which was released for general availability in March 1999.  Cash used in operating activities in the third quarter of 2002 totaled $3.5 million compared to cash provided by operations of $264,000 in the second quarter of 2002.  For the nine months ended September 30, 2002, cash used in operating activities totaled $5.8 million compared to $11.6 million for the same period in 2001.

Cash, cash equivalents, and restricted cash, were $3.6 million at September 30, 2002, a decrease of $7.2 million from $10.8 million at September 30, 2001.  Working capital decreased to $6.3 million at September 30, 2002, from $12.8 million at September 30, 2001. The principal source of working capital came from accounts receivable collections and warrant and option exercises. During the nine months ended September 30, 2002, net accounts receivable decreased $5.0 million from $6.0 million at December 31, 2001 to $1.0 million at September 30, 2002 due to firm collection efforts. We expect that the decrease in accounts receivable, decreased revenues in the quarter ended September 30, 2002, and other factors will substantially decrease our future cash flows for at least the next quarter.

As of September 30, 2002, four customers accounted for 60% of the gross accounts receivable balance. A large portion of the accounts receivable balance at December 31, 2001 related to one customer, Phoenix, and accounted for 74% of the outstanding balance.

In September 2001, Insignia and Sun Microsystems, Inc. (“Sun”) entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement (the “Distribution Agreement”) between the two companies.  In addition, in June 2001, the two companies entered into an addendum (the “Addendum”) to the Distribution Agreement relating to distribution of products to an Insignia customer.  The Amendment and the Addendum each required us to make non-refundable royalty prepayments to Sun.  There are no additional required royalty prepayments due to Sun under this agreement.  We continually evaluate recoverability of these prepaid royalties and, if necessary, will charge to cost of sales any amount that we deem unlikely to be recoverable in the future.  We have performed an assessment of whether there was an indication that the prepaid royalties of $2.45 million are impaired as of September 30, 2002.  The prepaid royalties carried on the balance sheet, under the terms of the agreement between Sun and Insignia, require us to use these prepaid licenses before June 30, 2004.  Our estimation of utilization, based on past revenue history and future revenue estimates using current average per unit selling price ranges, indicates that there could be unused prepaid royalties at the expiration of the license and distribution agreement.  However, we believe that should unused prepaid royalties become predictable in the future, we could reduce the selling price in order to utilize the remaining prepaid balance.  This price reduction would result in lower gross margins.  We will continue to assess this potential impairment on a quarterly basis.  The deterioration of the business climate and lower than expected product sales could potentially impact this assessment and require an impairment charge in a future quarter.

During 1998, we sublet until March 2002 facilities we previously occupied in the United Kingdom, on substantially the same terms as those applicable to Insignia. In January 2002, we entered into an agreement with the landlord to terminate the lease on April 13, 2002.  On April 3, 2002, we paid a surrender payment of $470,000.  Our balance sheet at September 30, 2002 includes a receivable of $70,200 from the sub-tenant pertaining to the recovery of dilapidation costs per the facility lease.  This receivable was subsequently collected in October 2002.

On March 28, 2002, our U.S. subsidiary, Insignia Solutions, Inc. (“Insignia U.S.”) entered into an accounts receivable financing agreement with Silicon Valley Bank.  The financing agreement allows Insignia U.S. to borrow an amount up to 80% of eligible receivables not to exceed $1,200,000, with interest at the bank’s prime rate plus two percentage points.  The agreement expires on March 27, 2003.  Borrowing is subject to compliance with certain covenants, including a requirement to maintain specific financial ratios.  Borrowings are secured by substantially all of the assets of Insignia U.S.  Insignia U.S. was in compliance with these covenants at September 30, 2002, and at that time there were no outstanding borrowings under this credit facility.

We have granted extended payment terms from time to time and, depending on various factors, including the length of the extended payment period and the creditworthiness of the customer.   We report these future payments as accounts receivable and either recognized revenue or deferred revenue.  Deferred revenue increased $32,000 for the three months ended September 30, 2002 and decreased by $3,501,000 for the nine months ended September 30, 2002.  The decrease primarily reflected the revenue recognition of $3,200,000 from the Phoenix Technologies agreement.

On October 17, 2002, we entered into a securities subscription agreement (“Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital has agreed to purchase, on each trading day following the effectiveness of a registration statement covering the American Depository Shares to be purchased by Fusion Capital, $10,000 of our American Depository Shares up to an aggregate of $6.0 million over a period of 30 months. The purchase price of the American Depository Shares will be equal to a price based upon the future market price of the shares without any fixed discount to the market price.

Under the terms of the Agreement, we issued to Fusion Capital one redeemable warrant for American Depository Shares representing 1,000,000 ordinary shares, and one non-redeemable warrant for American Depository Shares representing 1,000,000 ordinary shares.  The redeemable warrant may be redeemed by Insignia at any time on or before June 30, 2003 for an aggregate redemption price of $200,000.  The exercise price per share of each warrant is the U.S. dollar equivalent of 20.5 pence.  Each warrant expires on September 30, 2007.  Unless an event of default occurs under the Agreement, the shares issuable upon exercise of these warrants must be held by Fusion Capital until 30 months from the date of the Agreement or the date the Agreement is terminated. The warrrants are immediately exercisable; however, Fusion Capital may not exercise the warrants if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of our shares outstanding at the time of the exercise by Fusion Capital.  The  Agreement and the forms of the Registration Rights Agreement, the Redeemable Warrant and the Non-Redeemable Warrant between Insignia and Fusion Capital are filed as Exhibits to the 8-K dated October 22, 2002.

Based upon our current forecasts and estimates, our current cash, cash equivalents and short-term investments, together with cash generated from on-going operations and other liquid sources of cash (including the existing credit line) available to us, may not be sufficient to meet our anticipated cash needs for working capital and capital expenditures.  There can be no assurance that we will not require additional financing to fund operations in calendar 2003.  If cash currently available from all sources is insufficient to satisfy our liquidity requirements, we may seek additional sources of financing including selling additional equity or obtaining convertible debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.  We may not be able to obtain additional financing on acceptable terms, if at all.  If we are unable to obtain additional financing as and when needed and on acceptable terms, we may be required to reduce the scope of our planned sales, marketing and product development efforts, which could jeopardize our business.  The size of our accumulated deficit, our losses and our ongoing need for capital in order to continue our operations raises substantial doubt as to our ability to continue operations.  Failure to reduce expenses and/or obtain additional financing will result in a material adverse effect on our ability to meet our business objectives and continue as a going concern.  The report of the Company’s independent accountants included on our financial statements included in the registration statement on Form S-1 filed on October 31, 2002 includes an explanatory paragraph as to the uncertainty that the Company will continue as a going concern.

Additional risk factors that may affect future results of operations

We need additional financing to sustain our operations.

We had working capital of $6.3 million at September 30, 2002, and our cash, cash equivalents, and restricted cash totaled $3.6 million at September 30, 2002.  We had an operating cash flow deficit of $5.8 million for the nine months ended September 30, 2002 and an operating cash flow deficit of $13.4 million for the year ended December 31, 2001.  Because our current financial resources are not expected to be sufficient to fund our operations or those of our subsidiaries, we need additional funds to continue these operations.   There is no assurance that additional financing will be available to us on terms that are acceptable, or at all.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The report of our independent accountants included on our financial statements included in the registration statement on Form S-1 filed on October 31, 2002 includes an explanatory paragraph as to the uncertainty that we will continue as a going concern.

We only have the right to receive $10,000 per trading day, up to an aggregate of $6 million over a period of 30 months under the agreement with Fusion Capital unless our stock price equals or exceeds $1.00, in which case the daily amount may be increased, at the option of Insignia, as the price of our shares increases.  Fusion Capital will not have the right nor be obligated to purchase any of our shares on any trading days that the market price of our shares is less than $0.15 per share.  Since we intend to initially register 10,000,000 shares for sale by Fusion Capital (in addition to 2,000,000 shares exercisable pursuant to warrants held by Insignia), the selling price of our shares to Fusion Capital will have to average at least $0.60 per share for us to receive the maximum proceeds of $6 million without registering additional shares. Assuming a purchase price of $0.39 per share (the closing sale price per share of our ADSs on October 30, 2002) and the purchase by Fusion Capital of the full 10,000,000 shares under the securities subscription agreement with Insignia, proceeds to us would be $3.9 million unless we choose to register more than 10,000,000 shares, which we have the right, but not the obligation, to do.

In order to be in compliance with Nasdaq National Market rules, we could not sell our ordinary shares to Fusion Capital at a price below $0.38, which represents the greater of the book value per share of our ordinary shares as of September 30, 2002 or the closing sale price per share of our ADSs on October 16, 2002.  If we elect to sell our shares to Fusion Capital at a price per share below $0.38, we first would be required to obtain shareholder approval in order to be in compliance with the Nasdaq National Market rules.  Under the laws of England and Wales, we are not permitted to sell our ADSs at a purchase price that is less than the nominal value of our ordinary shares.  Currently, the nominal value per ordinary share is £0.20.

The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including our financial performance and ability to generate revenues, the prevailing market price of our shares and the extent to which we are able to secure working capital from other sources.  If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive, we may need to secure another source of funding in order to satisfy our working capital needs.  Even if we are able to access the full $6.0 million under the securities subscription agreement with Fusion Capital, we may still need additional capital to implement our business, operating and development plans.

Such additional financing may not be available on favorable terms, if at all. Further, if we issue additional equity securities, security holders may experience dilution, and the new equity securities may have rights, preferences or privileges senior to those of our ordinary shares.

Whether or not we are able to raise additional funds on acceptable terms, it is likely that we will not have sufficient shareholders’ equity to maintain the listing of our shares on the Nasdaq National Market, the rules of which require us to maintain total shareholders’ equity of at least $10 million.  As of September 30, 2002, our total shareholders’ equity was $5.2 million. We have received a letter from Nasdaq informing us that it would provide us with formal written notice of our failure to comply with this requirement if our public filings due after November 1, 2002 disclose shareholders’ equity below $10 million.

Further, we may not be able to develop new products or enhance our existing products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Whether or not additional funds are raised through the issuance of debt securities, sale of additional equity or by other means, Insignia’s stock price may not remain above $1.00. During the twelve months ended November 6, 2002, the closing price of our shares ranged from a high of $2.55 to a low of $0.31. Under the rules of the Nasdaq Stock Market, our stock price must remain above $1.00 per share for continued quotation of our shares on the Nasdaq National Market. We recently received a letter from Nasdaq notifying us that we were not in compliance with this requirement and that we would be provided 90 calendar days, or until December 11, 2002, to regain compliance.

The sale of our shares to Fusion Capital may cause dilution, and the sale of the shares by Fusion Capital could cause the price of our shares to decline.

The purchase price for the shares to be issued to Fusion Capital pursuant to the securities subscription agreement with Fusion Capital will fluctuate based on the price of our shares.  All shares sold to Fusion Capital under the securities subscription agreement will be freely tradable.  Fusion Capital may sell none, some or all of the shares purchased from us at any time.  We expect that the shares to be sold to Fusion Capital will be sold over a period of up to 30 months from the effective date of the registration statement filed in connection with the transaction.  Depending upon market liquidity at the time, a sale of such shares at any given time could cause the trading price of our shares to decline.  The sale of a substantial number of shares, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We may never achieve profitability if our Jeode product line does not reach desired sales goals.

Our future performance depends upon sales of products within our Jeode product line.  Revenues related to the Jeode product line accounted for 100% of our total revenue of $6.4 million for the nine months ended September 30, 2002.  We incurred an operating loss of $7.3 million for the nine months ended September 30, 2002.  At current expense levels, we require total revenues of more than $5 million per quarter to achieve an operating profit. Jeode may not achieve or sustain market acceptance or provide the desired revenue levels.  The Jeode product line is our sole product line, and we rely, and expect to continue to rely upon, sales of Jeode products for our revenue in the future.

The long and complex process of licensing our Jeode product makes our revenue unpredictable.

Our revenue is dependent upon our ability to license the Jeode product to third parties. Licensing our Jeode product is a long and complex process, which usually takes from 6 or 9 months to complete. Before committing to license our products, potential customers must generally consider a wide range of issues including product benefits, infrastructure requirements, ability to work with existing systems, functionality and reliability. The process of entering into a development license with a company typically involves lengthy negotiations. Because of the sales cycle, it is difficult for us to predict when, or if, a particular prospect might sign a license agreement. Development license fees may be delayed or reduced because of this process.

If products that integrate our Jeode technology do not sell well, we will not receive additional royalty payments on our licenses.

Our success depends upon the use of our technology by our licensees in their smart devices. Our licensees undertake a lengthy process of developing systems that use our technology. When a licensee enters into a development license with us, we normally require the licensee to prepay some future commercial use royalties, typically an amount projected to cover 3 to 6 months of future usage. Until a licensee has sales of its systems incorporating our technology which create sufficient commercial use royalties to surpass any prepayment to us, we do not receive any further royalties from that licensee. We expect that the period of time between entering into a development license and actually recognizing commercial use royalties to be lengthy and difficult to predict.

If our license agreement with Sun Microsystems, Inc. is terminated or expires without renewal, we would not be able to market our Jeode product line.

In the first quarter of 1999, we signed a five-year agreement with Sun Microsystems, Inc. under which Sun established Insignia as a Sun authorized virtual machine provider. The agreement also grants us immediate access to the Java compatibility test suite and the Java technology source code. The agreement includes technology sharing and compatibility verification. Under the agreement, we will pay Sun a per unit royalty on each Jeode-enabled smart device shipped by our customers, plus a royalty on all development licenses between our customers and us. In the third quarter of 2001, we amended our license agreement with Sun.  The amendment expanded the scope of the licensed technology, changed the royalty rate, limited the royalty obligations to only per units licensed, established a prepaid royalty schedule and extended the expiration date of the contract from March 2004 to June 2004. If the agreement with Sun terminates or expires without renewal, we would not be able to market our Jeode product line. Any disruption in our relationship with Sun would likely impair our sales of Jeode.

We also license software development tool products from other companies to distribute with some of our products. These third parties may not be able to provide competitive products with adequate features and high quality on a timely basis or to provide sales and marketing cooperation. Further, our products compete with products produced by some of our licensors. When these licenses terminate or expire, continued license rights might not be available to us on reasonable terms. We might not be able to obtain similar products to substitute into our tool suites. Through the date of this report, we have not experienced any major problems with our third-party licenses.

We have a history of losses and we must generate significantly greater revenue if we are to achieve profitability.

We have experienced operating losses in each quarter since the second quarter of 1996. To achieve profitability, we will have to increase our revenue significantly. Our ability to increase revenues depends upon the success of our Jeode product line. Jeode has only been available since March 1999 and it may not achieve market acceptance. If we are unable to create revenues from Jeode in the form of development license fees, maintenance and support fees, commercial use royalties and customer-funded engineering services, our current revenues will be insufficient to sustain our business.

For the fiscal year 2001 and the nine months ended September 30, 2002, we spent 69% for both periods of our total revenues on sales and marketing. We expect to continue to incur disproportionately high sales and marketing expenses in the future. To market Jeode effectively, we must further develop direct sales channels in the smart device market. We will continue to incur the expenses for a sales and marketing infrastructure before we recognize significant revenue from sales of the product. Because customers in the smart device market tend to remain with the same vendor over time, we believe that we must devote significant resources to each potential sale. If potential customers do not design our products into their systems, the resources we have devoted to the sales prospect would be lost. If we fail to achieve and sustain significant increases in our quarterly sales, we may not be able to continue to increase our investment in these areas. With increased expenses, we must significantly increase our revenues if we are to become profitable.

If our new products or product enhancements fail to achieve customer acceptance, or if we fail to manage product transitions, our business reputation will likely suffer and revenues may decline.

The market for smart devices such as (Personal Digital Assistants (PDAs) and mobile handsets) is fragmented and characterized by technological change, evolving industry standards and rapid changes in customer requirements. Our existing products will become less competitive or obsolete if we fail to introduce new products or product enhancements that anticipate the features and functionality that customers demand. The success of our new product introductions will depend on our ability to:

• accurately anticipate industry trends and changes in technology standards;

• complete and introduce new product designs and features in a timely manner;

• continue to enhance our existing product lines;

• offer our products across a spectrum of microprocessor families used in the smart devices market; and

• respond promptly to customers’ requirements and preferences.

The introduction of new or enhanced products also requires that we manage the transition from older products to minimize disruption in customer ordering patterns. We have had difficulty managing the transition from older products in the past. For example, between 1995 and 1999, we transitioned from our SoftWindows product line to our NTRIGUE product line and began preparations for our Jeode product line. During this same period our yearly revenues dropped from a high of $55.1 million in 1995 to a low of $6.8 million in 1999. The decrease in revenues was partly because we did not timely introduce new products which could compensate for the decreasing demand for our SoftWindows product line. Development delays are commonplace in the software industry. We have experienced delays in the development of new products and the enhancement of existing products in the past and are likely to experience delays in the future. We may not be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards.

In addition, we also face significant risks associated with the development and future deployment of our Secure System Provisioning (“SSP”) products and the successful execution of the related business strategy. During 2001, we began development of a range of SSP products for the mobile handset and wireless carrier industry.  These SSP products build on our position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and allow wireless carriers to build valuable incremental services.  We are planning for these new SSP products to be available for market trials in early calendar 2003 and available for shipment to customers in mid-calendar 2003. We have limited history with sales initiatives for new products. Additionally, the sales cycle for the SSP products is expected to take longer than the typical six to nine months to complete, as seen with the Jeode product.

Our targeted market is highly competitive.

Our Jeode product line is targeted for the smart device market.  The market for these products is fragmented and highly competitive. This market is also rapidly changing and there are many companies creating products that compete or will compete with ours. As the industry develops, we expect competition to increase in the future. This competition may come from existing competitors or other companies that we do not yet know about. Our main competitors include Aplix Corporation,  International Business Machines, Kada Systems, Inc., and Tao Group. The Jeode product line is targeted at the emerging Java-based smart device marketplaces, which are rapidly changing and are characterized by an increasing number of new entrants whose products compete with the Jeode platform.

If these competitors develop products that are cheaper or provide better performance or functionality than our Jeode product line, our market share will drop. Many of our current competitors and potential competitors have greater resources than we do, and we might not be able to compete successfully against these companies. Competition could force us to reduce the prices of our products, which would result in reduced profit margins and could harm our ability to provide adequate service to our customers. Our pricing model for our software products is based on a range of mid-priced development license packages, combined with low-priced per-unit royalty payments for each smart device that incorporates our technology, and may be subject to significant pricing pressures, including buy-out arrangements. Also, the market may demand alternative pricing models in the future. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also harm our competitive position.

Fluctuations in our quarterly results could cause the market price of our shares to decline.

Our quarterly operating results can vary significantly depending on a number of factors. These factors include:

•    the volume and timing of orders received during the quarter;

•    the mix of and changes in customers to whom our products are sold;

•    the mix of product and service revenue received during the quarter;

•    the mix of development license fees and commercial use royalties received;

•    the timing and acceptance of new products and product enhancements by us or by our competitors;

•    changes in product pricing;

•    buyouts of commercial use licenses;

•    product life cycles;

•    the level of our sales of third-party products;

•    variances in costs in fixed price contracts;

•    purchasing patterns of customers;

•    competitive conditions in the industry;

•    foreign currency exchange rate fluctuations;

•    business cycles and economic conditions that affect the markets for our products; and

•    extraordinary events, such as litigation, and related charges.

All of these factors are difficult to forecast. Our future operating results may fluctuate due to these and other factors, including our ability to continue to develop innovative and competitive products. An increasing amount of our sales orders involve products and services that yield revenue over multiple quarters or upon completion of performance. If license agreements entered into during a quarter do not meet our revenue recognition criteria, even if we meet or exceed our forecast of aggregate licensing and other contracting activity, it is possible that our revenues would not meet expectations. Due to all of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be viewed as an indication of our future performance. In the past, we have experienced actual performance that did not meet financial market expectations. It is likely that, in some future quarters, our operating results will again be below the expectations of stock market analysts and investors.

International sales of our products, which we expect to comprise a significant portion of total revenues, expose us to the business and economic risks of international operations.

Sales from outside of the United States accounted for approximately 14% and 6% of our total revenue in fiscal year 2001 and the nine months ended September 30, 2002, respectively, and are expected to increase over time. We market Jeode to manufacturers of smart devices in Europe and Asia, particularly in Japan. Economic conditions in Asia and Europe generally and fluctuations in the value of the Japanese yen and the euro against the U.S. dollar and British pound sterling could impair our revenues and results of operations. International operations are subject to a number of other risks. These risks include:

• foreign government regulation;

 • reduced protection of intellectual property rights in some countries where we do business;

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

Product defects can be expensive to fix and may cause us to lose customers.

Our software products, like all software products, may have undetected errors or compatibility problems. This is particularly true when a product is first introduced or a new version is released. Despite thorough testing, our products might be shipped with errors. If this were to happen, our products could be rejected by customers, or there might be costly delays in correcting the problems. Our products are increasingly used in systems that interact directly with the general public, such as in transportation and medical systems. In systems such as these, the failure of our product could cause substantial property damage or personal injury, which would expose us to product liability claims. Our products are used for applications in business systems where the failure of our product could be linked to substantial economic loss. Our agreements with our customers typically contain provisions designed to limit our exposure to potential product liability and other claims. It is likely, however, that these provisions are not effective in all circumstances and in all jurisdictions. We may not have adequate insurance against product liability risks and renewal of our insurance may not be available to us on commercially reasonable terms. Further, our errors and omissions insurance may not be adequate to cover claims.

As of the date of this report, we have not had any product liability claims or recalls against our Jeode line of products. However, a product liability claim or claim for economic loss brought against us in the future could lead to unexpected large expenses and lost sales. Also, if we ever had to recall our product due to errors or other problems, it would cost us a great deal of time, effort and expense. Our operations depend on our ability to protect our computer equipment and the information stored in our databases against damage by fire, natural disaster, power loss, telecommunications failure, unauthorized intrusion and other catastrophic events. We believe we have taken prudent measures to reduce the risk of interruption in our operations. However, these measures might not be sufficient. As of the date of this report, we have not experienced any major interruptions in our operations because of a catastrophic event.

If we lose key personnel or are unable to hire additional qualified personnel as necessary, we may not be able to successfully manage our business or sell our products.

Our future performance depends to a significant degree upon the continued contributions of our key management, product development, sales, marketing and operations personnel. We do not have agreements with any of our key personnel that require them to work for us for a specific term, and we do not maintain any key person life insurance policies. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for qualified personnel can be intense in the San Francisco bay area, where our U.S. operations are headquartered.

If we fail to protect our intellectual property rights, competitors could introduce similar or superior products, and we could lose market share.

We depend on our proprietary technology. Despite our efforts to protect our proprietary rights, it may be possible for unauthorized third parties to copy our products or to reverse engineer or obtain and use information that we consider proprietary. Our competitors could independently develop technologies that are substantially equivalent or superior to our technologies. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which software piracy of our products exists, software piracy can be expected to be a persistent problem. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. The status of U.S. patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted on fundamental technologies in software, and patents may issue that relate to fundamental technologies incorporated into our products.

Our products may infringe the intellectual property rights of third parties, which may result in lawsuits and prevent us from selling our products.

As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products based on our technology may increasingly become the subject of infringement claims. Third parties could assert infringement claims against us in the future. Infringement claims with or without merit could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, might not be available on terms acceptable to us. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims, whether or not the litigation is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. If there is an adverse ruling against us in any litigation, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. Our failure to develop or license a substitute technology could prevent us from selling our products.

Some security holders have rights under their warrants to purchase significant numbers of American Depository Shares (“ADSs”) at nominal value upon the occurrence of specified events which, if triggered, would dilute the ownership interests of existing security holders.

Some security holders have rights to be issued additional ADSs by Insignia if the registration statements covering their shares and the shares underlying their warrants are suspended for more than 60 days in any 12 month period.  We must issue a total of 252,000 ADSs if we suspend registration statement number 333-51234 for more than the 60 days in any 12 month period, and a total of 65,800 ADSs if we suspend registration statement number 333-57528 for more than the 60 days in any 12 month period. We have not suspended registration statements for more than 60 days in any 12 month period in the past. However, because registration statement number 333-57528 was not declared effective by the Securities and Exchange Commission by May 14, 2001, we made available to certain investors an additional total of 65,800 ADSs.  Three of four investors have purchased their ADSs and one investor has yet to purchase the shares available to it.  The purchase price shareholders have paid or will pay per additional ADS is the nominal value, or £0.20 per ADS, which is the lowest amount these shares can be purchased under

English law. If we issue additional ADSs under these obligations, the ownership interest of existing shareholders will be diluted.

Some security holders have anti-dilution rights, which, if triggered, would dilute the ownership interests of existing security holders.

Certain investors who participated in our four private placements received warrants which have anti-dilution protections. This means that they are entitled to purchase an additional amount of ordinary shares, in the form of ADSs, if we issue ordinary shares at a price below market price. The anti-dilution protections, if triggered, increase the number of shares which the investors may purchase with their warrants. The exact amount of the increase is not known until the anti-dilution protections are actually triggered. There are two ways the anti-dilution protections can be triggered: (1) if we sell our securities in a transaction, such as a private placement financing, for a price that is lower than the ten day average price of our ADSs before the transaction, or (2) if the warrants issued in those relevant private placements are exercised at a price less than the ten day average price of our ADSs at the time of exercise. The issuance of the warrants to Fusion under the securities subscription agreement triggered these anti-dilution protections.  Further, when some of the warrants we issued in the private placements are exercised, anti-dilution protections will likely be triggered. The amount of the anti-dilution adjustment is based on a formula where the lower the price of the our ADSs as quoted on the Nasdaq Stock Market, the greater the potential increase in the number of shares issuable to the warrants due to the anti-dilution protections.  Assuming that the warrants are exercised at the lowest exercise price possible under applicable law and pursuant to the terms of their respective agreements, the maximum amount of additional shares issuable to these investors would be approximately 185,000.  These anti-dilution adjustments could accelerate and increase the magnitude of a decline in the quoted share price of our ADSs. Warrant holders have the right to purchase an increasing amount of shares during a decline in the price of our ADSs. If the warrant holders exercise their warrants and sell their shares in the open market during this time, downward pressure is added to the price. This can further increase the anti-dilution adjustments for the remaining warrant holders. Short sales of our shares may further the downward pressure on the price of our ADSs. Anti-dilution adjustments and short sales may accelerate and compound a decline in the price of our ADSs. Shareholders will also be diluted as warrant holders gain the right to purchase an increasingly large number of shares due to their anti-dilution protections.

We are at risk of securities litigation which, regardless of the outcome, could result in substantial costs and divert management attention and resources.

The prices for our ADSs have fluctuated widely in the past. During the 12 months ended November 6, 2002, the closing price per share of Insignia ranged from a high of $2.55 to a recent low of $0.31. Under the rules of The Nasdaq Stock Market, our stock price must remain above $1.00 per share for continued quotation of our shares on the Nasdaq National Market. Stock price volatility has had a substantial effect on the market prices of securities issued by us and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against high technology companies. We may in the future be the target of similar litigation. Regardless of the outcome, securities litigation may result in substantial costs and divert management attention and resources.

Our investors may have difficulty enforcing judgments against us in U.S. courts because many of our assets and some of our management are located in England.

Insignia is incorporated under the laws of England and Wales.  One of our executive officers and two of our directors reside in England. All or a substantial portion of the assets of these persons, and a significant portion of our assets, are located outside of the United States. It may not be possible for investors to serve a complaint within the United States upon these persons or to enforce against them or against us, in U.S. courts, judgments obtained in U.S. courts based upon the civil liability provisions of U.S. securities laws. There is doubt about the enforceability outside of the United States, in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities based solely upon U.S. securities laws. The rights of holders of our shares are governed by English law, including the Companies Act 1985, and by our memorandum and articles of association. The rights of holders of our ADSs are also affected by English law. These rights differ from the rights of security holders in typical U.S. corporations.

Insignia has undergone a class action lawsuit and an SEC investigation in the past seven years.

On April 3, 1996, a class-action lawsuit was filed against us alleging that we misrepresented our business, the strength of our sales force and our financial health. The suit stemmed from our failure to achieve the consensus earnings estimates of research analysts in the first quarter following our initial public offering in November 1995. In August 1997, we reached a memorandum of understanding to settle the suits. Although we never agreed with the allegations, we paid $8.0 million to the plaintiffs, of which our insurance company paid $7.5 million.  In February 1997, we restated our financial results for the quarters ended March 31 and June 30, 1996. We revised our revenue and net income numbers downward for these two quarters due to inflated revenues resulting from misstatement of inventory levels of one of our resellers by two of our sales and marketing personnel. We agreed with the SEC to cease and desist from engaging in similar accounting practices. The two Insignia sales and marketing people involved in the revenue misstatement are no longer with Insignia and were forced to pay significant fines. We did not have to pay any fines.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

From time to time, we enter into derivative financial instruments such as currency option contracts to hedge certain anticipated, but not yet committed, transactions expected to be denominated in foreign currencies.  We do not use derivative financial instruments for trading or speculative purposes.  Our downside risk with respect to currency option contracts (British pound sterling) is limited to the premium paid for the right to exercise the option.  We did not enter into any currency option hedge contracts in the third quarter of 2002 or the third quarter of 2001 and had no option hedge contracts outstanding as of September 30, 2002 or September 30, 2001.

Item 4.     Controls and Procedures

We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this Report:

99.1                                                                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

99.2                                                                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SOLUTIONS PLC
(Registrant)

Date: November 14, 2002

/s/ RICHARD M. NOLING
RICHARD M. NOLING
Acting Chief Financial Officer

Signature	Capacity	Date

/s/ Richard M. Noling	Chief Executive Officer,	November 14, 2002
Richard M. Noling	Acting Chief Financial Officer and Director

/s/ Mark E. McMillan	President	November 14, 2002
Mark E. McMillan

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard M. Noling, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Insignia Solutions plc;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ Richard M. Noling
Richard M. Noling
Chief Executive Officer and Acting Chief Financial Officer

I, Mark E. McMillan, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Insignia Solutions plc;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ Mark E. McMillan
Mark E. McMillan
President