Form 10-K
period 2002-12-31
INSIGNIA SOLUTIONS PLC
filed 2003-04-15
CIK 1002390

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
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

(Title of class)

Ordinary Shares (£0.20 nominal value)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):    Yes ☐ No ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $16,577,446 as of June 28, 2002 based upon the closing sale price on the Nasdaq SmallCap Market reported for such date. Ordinary shares held by each officer and director and by each person who owns 5% or more of the outstanding Ordinary share capital have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2003, there were 20,088,709 ordinary shares of £0.20 each nominal value, outstanding.

Documents Incorporated by Reference

None

PART I

        This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, particularly the ongoing development of the Jeode™ product line, the timing of the availability of enhancements of the Jeode platform, the Jeode product and service offerings, the revenue model and market for the Jeode platform, the features, benefits and advantages of the Jeode platform, international sales, the availability of licenses to third-party proprietary rights, business and sales strategies, matters relating to proprietary rights, competition, facilities needs, exchange rate fluctuations and our liquidity and capital needs and other statements regarding matters that are not historical are forward-looking statements.

        Although forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below, as well as those discussed elsewhere in this Report. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. You are urged to review and consider carefully the various disclosures made by us in this Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations.

Item 1—Business

Overview

        Insignia Solutions plc ("Insignia") commenced operations in 1986 and currently develops, markets and supports software technologies that implement accelerated virtual machine technology for memory-constrained smart devices. In January 1998, we announced our intention to launch a new product line called the Jeode™ platform, based on our Embedded Virtual Machine ("EVM"™) technology. We also explored new markets that would leverage our 17 years of emulation software development experience. The Jeode platform is our implementation of Sun Microsystems, Inc.'s ("Sun") Java® technology tailored for smart devices. It leverages patent-pending intellectual property to provide these resource- constrained devices with high performance, fully-compatible Java applet and application support. The product became available for sale in March 1999. The Jeode platform has been our principal product line since the third quarter of 1999. The Jeode product line revenue model is based on original equipment manufacturer's ("OEMs") and channel partners' customer transactions.

        During 2001, we began development of a range of products ("Secure System Provisioning" or "SSP" products) for the mobile handset and wireless carrier industry. These SSP products build on our position as a Virtual Machine ("VM") supplier for manufacturers of mobile devices and allow wireless carriers to build valuable incremental services. The SSP product became available for lab and market trials in early 2003 and will be available for shipment to customers in the second half of 2003. We have limited history with sales initiatives for new products. Additionally, the sales cycle for the SSP products is expected to take longer than the typical six to nine months to complete as seen with the Jeode product.

Sale of Java Virtual Machine Assets

        On February 7, 2003, we entered into a $1 million loan agreement with esmertec AG ("esmertec"). The loan was made in two installments of $500,000 each on February 13, 2003 and February 26, 2003. The rate of interest on each loan is at prime plus two percent. Accrued interest is due on the last day of each month. The principal and any outstanding accrued interest is due on or before February 3, 2004.

        On March 5, 2003, we entered into several other agreements (the "Agreements") with esmertec including a definitive agreement to sell certain assets relating to our Java Virtual Machine (JVM) line of business in exchange for $3.5 million payable in installments. Payments under the agreement would be $800,000 on April 18, 2003, $800,000 on July 23, 2003, $800,000 on October 15, 2003, $800,000 on January 15, 2004 and $300,000 on April 15, 2004. The assets primarily included the fixed assets, customer agreements and employees related to this operation. The transaction is expected to close in April 2003. Under the terms of the Agreements, esmertec will also become the exclusive master distributor of the JVM technology in exchange for $3.4 million in minimum guaranteed royalties through June 30, 2004 at which time, the JVM technology rights will transfer to esmertec. Minimum payments under the license are as follows:

Due Date	Payment
April 30, 2003	$250,000
May 15, 2003	$200,000
July 15, 2003	$200,000
July 31, 2003	$250,000
August 15, 2003	$200,000
October 15, 2003	$200,000
October 31, 2003	$250,000
November 15, 2003	$200,000
January 15, 2004	$200,000
January 31, 2004	$250,000
February 15, 2004	$200,000
April 15, 2004	$200,000
May 15, 2004	$200,000
July 15, 2004	$200,000
August 15, 2004	$200,000
October 15, 2004	$200,000

Total	$3,400,000

        In addition, we can earn up to an additional $4.0 million over the next three years based on a percentage of esmertec's future sales of the JVM product. Additionally, the parties have entered into a cooperative agreement to promote Insignia's SSP software product to esmertec's mobile platform customers. The agreement provides for esmertec to manage the existing Insignia JVM customer relationships and license the Insignia and esmertec technologies to sell to the then combined customer base and business partners. esmertec will assume the entire JVM business through a final asset purchase in June 2004.

        As part of the sale of our JVM business, we expect to transfer 42 employees to esmertec, of which 31 were development engineers. In addition, as part of the sale, esmertec is to enter into an agreement with our U.K. building landlord to take over the leasehold property on one of the two buildings leased by Insignia.

        The Jeode platform has been our principal product line since the third quarter of 1999. Upon completion of the sale of our JVM business to esmertec, Insignia's sole product line, which is still under development, will consist of its SSP products for the mobile handset and wireless carrier industry. The SSP product became available for lab and market trials in early 2003 and will be available for shipment to customers in the second half of 2003. We have limited history with sales initiatives for new products. Additionally, the sales cycle for the SSP products is expected to take longer than the typical six to nine months experienced with the Jeode product.

        Except as otherwise noted, this Annual Report on Form 10-K does not reflect the anticipated sale of our JVM business to esmertec.

Products and Support

Summary

        The Jeode product has been available for sale since March 16, 1999. Revenue from the Jeode product line is derived from four main sources: the sale of a development license, the sale of annual maintenance and support contracts/services, prepaid royalties and commercial use royalties based on shipments of products that include Jeode technology, and nonrecurring engineering activities. The Jeode product line revenue model is based on a combination of indirect sales to customers through OEMs as well as direct sales to customers. Jeode product line revenues accounted for 100%, 99% and 98% of total Insignia revenues in 2002, 2001 and 2000, respectively. SoftWindows revenues accounted for 0%, 1% and 2% of total Insignia revenues in 2002, 2001 and 2000, respectively.

Jeode Platform

        Our Jeode platform allows developers to create applications for smart devices using Java technology such as personal digital assistants, mobile phones, automobile multimedia and set top boxes, as well as computer devices and other embedded devices. The Java environment was originally designed by Sun and first unveiled in 1995.

        We believe that there is a growing demand in the smart device markets for Java technology because the Java language is simple, robust, object oriented, and multi-threaded—meaning it supports applications that do more than one thing at a time. Among the Java platform's biggest advantages are its "write once, run anywhere" architecture and its ability to deliver virus-free code. In addition, the Java technology platform is interpreted and dynamically extensible and is easy to connect to the Internet. Smart devices, if programmed in Java technology, could be dynamically downloaded with new functionality over the Internet instead of requiring consumers to purchase an entire new device or taking the device to a repair shop.

        Historically, implementations of Java technology were designed for medium to large computing environments, and did not scale down to meet the resource constraints of smart devices. With our 17 years of experience developing virtual machine technology to function under severe systems resource restrictions, we have developed our version of a Java embedded virtual machine which fits within the constraints of a smart device. We believe our VM incorporates unique technologies, including dynamic adaptive compilation and precise, concurrent garbage collection to achieve optimal performance and robustness in limited memory smart devices. Consequently, we believe that we are in a unique position to take advantage of the opportunity and demand that now exists.

        A vital component of our Jeode platform is the highly configurable and tunable VM, which optimizes the performance of embedded application software in resource constrained smart devices. We believe the Jeode platform addresses the specific requirements of smart device developers, making Java technology viable for the smart device markets.

        The Jeode platform is available for ARM, MIPS, x86, Hitachi SuperH-3 and SuperH-4 and Power PC processors, and Windows CE 2.12 and 3.0, Windows NT4, VxWorks, Linux, ITRON, Nucleus, BSDi Unix, pSOS and other operating systems. We also offer various services and will license technology for porting the Jeode platform to other platforms to help developers migrate their applications to their platforms more easily.

        We have filed applications with the Patent Office of the United Kingdom and the United States for international protection of certain of our technologies related to the Jeode platform.

SoftWindows

        On October 18, 1999, we entered into an exclusive licensing arrangement of our SoftWindows and RealPC product lines to FWB Software, LLC. The license was terminated by us in April, 2001. The products have reached the end of their product life cycle and are no longer offered as a product by us. The revenue from this product in 2000 and 2001 was from existing maintenance and support contracts. We have no plans to license this product in the future.

Support—Jeode Platform

        We offer both pre and post sales support to our Jeode platform customers. Pre sales support is provided at no charge. After the sale of a license, each customer usually commits to at least a one year annual maintenance contract which entitles the customer to receive standard support, including: web-based support, access to FAQs, on-line publications and documentation, email assistance, limited telephone support, and critical bug fixes and product updates (collective bug fixes and minor enhancements). Annual maintenance contracts are also usually required during the time that the customer is developing and/or shipping products that include any of the Jeode technology.

Dependence on Jeode Platform Revenue

        During 2002, license and service revenues related to the Jeode product line totaled $7.3 million, which accounted for 100% of our total revenue during the year. We incurred an operating loss of $10.2 million in 2002. The Jeode platform may not achieve or sustain market acceptance or provide the desired revenue levels. In 2002, the Jeode product line was our sole product line offering. Upon completion of the sale of our JVM business to esmertec, Insignia's sole product line, which is still under development, will consist of our SSP products for the mobile handset and wireless carrier industry. The SSP product became available for lab and market trials in early 2003 and will be available for shipment to customers in the second half of 2003.

        Potential customers must generally consider a wide range of issues before committing to license our product. These issues include product benefits, infrastructure requirements, ability to work with existing systems, functionality and reliability. The process of entering into a development license with a customer typically involves lengthy negotiations. As a result of our sales cycle, it is difficult for us to predict when, or if, a particular prospective licensee might sign a license agreement. Development license fees may be delayed or reduced as a result of this process.

        Our success depends upon the use of our technology by our licensees in their smart devices and on their success in developing, marketing and distributing such products. In 2000, the majority of the Jeode license transactions were with customers who intended to develop, market and distribute internet appliances. Most of these internet appliance development projects were subsequently delayed or cancelled by the customers, partly as a result of the market downturn for internet related endeavors in the second half of 2000. Consequently, most of the customer projects for which the Jeode product was licensed in 2000 have not resulted in either actual products in production, or products shipping in significant volumes in 2001 or 2002, as was expected. In 2001 and 2002, we refocused our efforts on markets other than the internet appliance market. However, it is uncertain whether such markets will experience downturns or other setbacks similar to those endured by the internet appliance market.

        Our licensees undertake a lengthy process of developing systems that use our technology. When a licensee enters into a development license with us, we encourage the licensee to prepay some future commercial use royalties, typically an amount projected to cover 3 to 6 months of future usage. Until a licensee has sales of its systems incorporating our technology which create sufficient commercial use royalties to surpass any prepayment to us, we do not receive any further royalties from that licensee. We expect that the period of time between entering into a development license and actually recognizing commercial use royalties to be lengthy and difficult to predict. In 2000, 2001 and 2002, the substantial majority of our license revenues were attributable to customer prepayments of commercial use royalties. However, in 2001 and 2002, we experienced increased customer resistance to substantial prepayments of commercial use royalties and some customer licenses required no prepayments, or required prepayments in amounts that were significantly lower than typical prepayments that were made in 2000. The increased customer resistance to making substantial prepayments of commercial use royalties in 2001 and 2002 was due to various factors including a general downturn in the economy, a slowdown in technology related spending, and a more cautious approach by customers that had recently seen many of the internet appliance projects delayed or cancelled. While the majority of the new customers for 2001 and 2002 made prepayments of commercial use royalties, the increased customer resistance to such prepayments seen in 2001 and 2002 is expected to continue indefinitely. This trend will generate a lower average royalty prepayment per customer, resulting in greater difficulty in growing future license revenues through the prepayment of commercial use royalties. We have historically relied on prepayments of commercial use royalties for license revenue growth and as a source of cash for ongoing operations.

        The market for smart devices (such as Personal Digital Assistants (PDA's) and mobile handsets) is fragmented and highly competitive. Our main competitors are Aplix Corporation, International Business Machines, Kada Systems, Inc., and Tao Group. The Jeode product line is targeted at the emerging Java-based smart device marketplaces, which are rapidly changing and are characterized by an increasing number of new entrants whose products compete with the Jeode platform. As the industry continues to develop, we expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality than our products. Many of our current competitors, as well as potential competitors, have greater resources than we do, and we might not be able to compete successfully against these companies. Competition could force us to reduce the prices of our products, which would result in reduced profit margins and could harm our ability to provide adequate service to our customers. Our pricing model for our software products is based on a range of mid-priced development license packages, combined with low-priced per-unit royalty payments for each smart device that incorporates our technology, and may be subject to significant pricing pressures, including buy-out arrangements. Also, the market may demand alternative pricing models in the future. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also harm our competitive position.

        The market for smart devices is also characterized by technological change, evolving industry standards and rapid changes in customer requirements. Our existing products will become less competitive or obsolete if we fail to introduce new products or product enhancements that anticipate the features and functionality that customers demand. The success of our new product introductions will depend on our ability to accurately anticipate industry trends and changes in technology standards, complete and introduce new product designs and features in a timely manner, continue to enhance existing product lines, offer our products across a spectrum of microprocessor families used in the smart devices market, and respond promptly to customers' requirements and preferences. In addition, the introduction of new or enhanced products also requires that we manage the transition from older products to minimize disruption in customer ordering patterns.

Dependence on Development and Success of New Products

        Development delays are commonplace in the software industry. We have experienced delays in the development of new products and the enhancement of existing products in the past and are likely to experience delays in the future. We may not be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards. In particular, upon completion of the sale of the JVM business to esmertec, our SSP products, which are still under development, will comprise our sole product line. Any delay in the development or release of these products, or failure of these products to achieve substantial commercial acceptance, may adversely affect our business, operating results and financial condition.

Sales and Marketing

Jeode Products

        Jeode platform customers are OEMs of smart devices located primarily in North America, Europe and Japan. We have established a specialized direct sales force to sell the Jeode product line in North America, Europe and Japan. We have also established relationships and an indirect sales channel through various companies including Wind River Systems, Inc. ("Wind River"), Phoenix Technologies Ltd. ("Phoenix") and BSquare Corporation ("BSquare") to sell the Jeode product line throughout the world. The Jeode product line revenue model is based on OEM customer transactions. The timing of customer transactions that occur in the direct or indirect sales channel is difficult to predict and revenues may vary significantly from quarter to quarter as a result. The failure to conclude a substantial customer transaction during a particular quarter could have a material adverse effect on our revenues and results of operations.

        The Jeode platform generated 100% of our total revenues for 2002. In 2002, 29% of Jeode platform revenues were derived from OEM sales, 70% from distributors and 1% from end users. Revenues from a distributor customer, Phoenix, accounted for 58% and 49% of total revenues in 2002 and 2001, respectively. There were no OEM customers representing more than 10% of total revenues in either year.

        Marketing.    We focus most of our efforts in marketing the Jeode platform in the smart device market. We are concentrating initially on selling our Jeode product line to markets that we believe will be early adopters of this technology. These early adopters include manufacturers of PDA's, mobile phones, digital set-top boxes, car navigation/multimedia systems, Internet terminals, handheld PC's, smart phones, webphones, mass storage devices and networking infrastructure.

        Sales Cycle.    The sales cycle for a smart device design win typically can range from three months to nine months. Customers make product decisions only after extensive product review and hands-on evaluation. Because customers in the smart device markets tend to remain with the same vendor over time, we believe that we must devote significant resources to each potential sale. To the extent potential customers do not design our products into their products, the resources we have devoted to the sales prospect would be lost.

        OEM Bundling.    We participate in numerous OEM bundling arrangements. Sales to OEM customers represented approximately 29%, 27% and 52% of total revenues in 2002, 2001 and 2000, respectively.

        Distributor Sales.    We have established a worldwide distribution channel for our Jeode products. Sales to Jeode distributors represented approximately 70%, 73% and 46% of total revenues in 2002, 2001 and 2000, respectively.

        International Sales.    Jeode platform sales to customers outside the United States, derived mainly from customers in Asia and Europe, represented approximately 7%, 14% and 18% of total revenues in 2002, 2001 and 2000, respectively. We opened an office in Japan during 1999. International operations are subject to a number of risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing operations, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of laws and political and economic instability. In addition, fluctuations in exchange rates could affect demand for our products. If for any reason exchange or price controls or other currency restrictions are imposed, our business, financial condition and results of operations could suffer. We market our Jeode product line to manufacturers of smart devices in Japan. Economic conditions in Japan generally, as well as fluctuations in the value of the Japanese yen against the U.S. dollar and British pound sterling, could have a negative effect on our revenues and results of operations. As we increase our international sales, our total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

SSP

        SSP is being sold and marketed to mobile operators and device manufacturers through direct channels. After initial customer wins we will employ a channel approach for SSP. The SSP client will be distributed by a variety of channel partners who will include the code as part of their reference design, silicon platform, or operating system.

SoftWindows

        We sold SoftWindows through a multiple channel distribution system that included distributors and resellers. SoftWindows accounted for 0%, 1% and 2% of total company revenues in 2002, 2001 and 2000, respectively. The revenue was derived from existing support and maintenance contracts. We ceased making sales to distributors in mid 1999, and sold through our remaining inventories of SoftWindows product.

Strategic Alliances

        Sun Technology License and Distribution Agreement.    In the first quarter of 1999, we signed a five year Technology License and Distribution Agreement ("Distribution Agreement") with Sun under which Sun established us as a Sun Authorized Virtual Machine provider. The Distribution Agreement authorizes access to the Java compatibility test suite and Java technology source code. The Distribution Agreement also includes technology sharing and compatibility verification. Under the Distribution Agreement, we are required to pay Sun a per unit royalty on each Jeode platform-enabled smart device shipped by our customers. In September 2001, we entered into an amendment to the Distribution Agreement between the two companies. The Amendment requires us to make non-refundable royalty prepayments to Sun. The Amendment also deletes the former expiration terms resulting in a new expiration date of June 30, 2004, with an optional three year term renewal on a portion of the Sun technology (specifically personal and embedded Java). If the Distribution Agreement with Sun terminates or expires without renewal, we would not be able to market our Jeode product line. Any disruption in our relationship with Sun would likely impair our sales of Jeode and result in a material adverse effect on our business, financial condition and results of operations.

        Wind River.    In December 2000, we signed a three year OEM agreement with Wind River under which Wind River will offer the Jeode platform to customers as a component of its product and service offerings.

        BSquare Distribution Agreement.    In February 2000, we signed a three year distribution agreement with BSquare under which BSquare will offer the Jeode platform to customers as a component of its product and service offerings. Under the terms of the agreement, BSquare is the exclusive distributor of Jeode (as based on the PJava version of Java), as ported to the Windows CE or NT operating systems.

        Software Development Tools.    We have, in prior years, licensed software development tool products from other companies to distribute with some of our products. These third parties may not be able to provide competitive products with adequate features and high quality on a timely basis or to provide sales and marketing cooperation. In addition, our products compete with products produced by some of our licensors. When these licenses terminate or expire, continued license rights might not be available to us on reasonable terms. In addition, we might not be able to obtain similar products to substitute into our tool suites.

Competition

Jeode Products

        The markets for the Jeode product for smart devices are fragmented and are characterized by technological change, evolving industry standards and rapid changes in customer requirements. Our existing products will become less competitive or obsolete if the Company fails to introduce new products or product enhancements that anticipate the features and functionality that customers demand. The success of our new product introductions will depend on our ability to accurately anticipate industry trends and changes in technology standards, timely complete and introduce new product designs and features, continue to enhance our existing product lines, offer our products across a spectrum of microprocessor families used in the target markets, and respond promptly to customers' requirements and preferences.

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

        The Jeode product line is targeted at the emerging Java-based smart device marketplaces, which are rapidly changing and are characterized by intense competition from existing competitors plus an increasing number of new entrants whose products compete with the Jeode platform. As the industry continues to develop, we expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality than our products. Many of our current competitors, as well as potential competitors, have greater resources than we do, and we might not be able to compete successfully against these companies. If price competition increases significantly, competitive pressures could cause us to reduce the prices of our products, which would result in reduced profit margins and could harm our ability to provide adequate service to our customers. Our pricing model for our software products is based on a range of mid-priced development license packages, combined with low-priced per-unit royalty payments for each product that incorporates our technology. This pricing model may be subject to significant pricing pressures, including buy-out arrangements. Also, the market may demand alternative pricing models in the future. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also harm our competitive position.

SSP

        We are competing against several companies for business in the SSP "Over-The-Air Repair" market, including companies such as Bitfone and DoOnGo. These companies have been in this market for a longer period of time and have more personnel and financial resources. SSP will need to be continually improved to meet emerging market conditions, such as new interoperability standards, new methods of wireless notifications, new flash silicon technologies and new telecom infrastructure elements.

Product Development

        In January 1998, we announced that we were developing the Jeode product for the emerging Java-based smart device marketplace. The Jeode platform is based upon our virtual machine technology and is geared toward providing current smart device developers with the feature-rich Jeode product that is supported by tools compatible with smart device environments, such as configuration and remote debugging tools. We released the Jeode platform in March 1999. Product development is subject to a number of risks, including development delays, product definition, marketing and competition. It is possible that development of the enhancements to our Jeode platform will not be completed in a timely manner and, even if they are developed, that the product line will not achieve or maintain customer acceptance. If we fail to commercialize our virtual machine technology successfully and in a timely manner our business, financial condition and results of operations will suffer.

        We must continually change and improve our products in response to changes in operating systems, application software, computer hardware, networking software, programming tools and computer language technology. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable.

        In 2002, 2001 and 2000, we spent approximately $5.6 million, $6.2 million and $6.1 million, respectively, on Company-sponsored research and development. At December 31, 2002, we had 47 full-time employees engaged in research and development, of whom 42 were located at our facility in the United Kingdom and 5 of whom were located at our facility in Fremont, California. As part of the sale of our JVM business, we expect to transfer 31 U.K. development engineers to esmertec. In the past, the geographic distance between our engineering personnel in the United Kingdom and our principal offices in California and primary markets in the United States and Japan has led to logistical and communication difficulties. In the future, we may experience similar difficulties, which may have an adverse impact on our business. Further, because a substantial portion of our research and development operations are located in the United Kingdom, our operations and expenses are directly affected by economic and political conditions in the United Kingdom.

        Software products as complex as those offered by us may contain undetected errors or failures when first introduced or when new versions are released. There can be no assurance that, despite testing by us and testing and use by current and potential customers, errors will not be found in our products after commencement of commercial shipments. The occurrence of such errors could result in loss of or delay in market acceptance of our products, which could have a material adverse effect on our business, financial condition and results of operations.

English Corporation

        Insignia is incorporated under English law. One of our executive officers and two of our directors reside in England. All or a substantial portion of the assets of such persons, and a significant portion of the assets of Insignia, are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against them or against Insignia, in U. S. courts, judgments obtained in U. S. courts predicated upon the civil liability provisions of the federal securities laws of the United States. There is doubt as to the enforceability in England, in original actions or in actions for enforcement of judgments of U. S. courts, of civil liabilities predicated solely upon U. S. securities laws. In addition, the rights of holders of ordinary shares and, therefore, certain of the rights of ADS holders, are governed by English law, including the Companies Act 1985, and by our Memorandum and Articles of Association. These rights differ in certain respects from the rights of shareholders in typical U. S. corporations.

Employees

        As of December 31, 2002, we employed 77 regular full-time persons, comprising 16 in sales, marketing and related staff activities, 47 in research and development and 14 in management, administration and finance. Of these, 42 research and development employees, 5 sales and marketing employees and 5 administration and finance employees are located in the United Kingdom. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

        On February 11, 2003, we announced a restructuring of the organization to focus on the SSP technology. As part of the restructuring, Richard Noling resigned as Chief Executive Officer and Acting Chief Financial Officer. Mark McMillan, President and Chief Operating Officer, was promoted to Chief Executive Officer and Linda Potts, Controller, was promoted to Chief Financial Officer.

        Assuming the transfer of 42 employees to esmertec, we would employ 25 regular full-time persons, comprising 3 in sales and marketing, 16 in research and development and 6 in management, administration and finance. Of these, 11 research and development employees and 1 administrative employee are located in the United Kingdom.

        Our success depends to a significant degree upon the continued contributions of members of our senior management and other key research and development, sales and marketing personnel. The loss of any of such persons could have a material adverse effect on our business, financial condition and results of operations. We believe that our future success will depend upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel, the competition for whom is intense. In particular, we must recruit and retain marketing and sales personnel with expertise in smart devices. There can be no assurance that we will be successful in attracting and retaining such personnel, and the failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations.

Proprietary Rights

        We rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. We have filed in the United Kingdom and the United States applications for innovative technologies incorporated into our Jeode platform and SSP. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, consultants, distributors and corporate partners, and we limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise to obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. We license technology from Sun and various other third parties.

        We may, from time to time, receive communications in the future from third parties asserting that our products infringe, or may infringe, on their proprietary rights. There can be no assurance that licenses to disputed third-party technology would be available on reasonable commercial terms, if at all. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks, whether or not such litigation is determined in favor of us. In the event of an adverse ruling in any such litigation, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. In the event of a successful claim against us and our failure to develop or license a substitute technology, our business, financial condition and results of operations would suffer. As the number of software products in the industry increases and the functionality of these products further overlaps, we believe that software developers may become increasingly subject to infringement claims. Any such claims against us, with or without merit, as well as claims initiated by us against third parties, can be time consuming and expensive to defend or prosecute and to resolve.

Item 2—Facilities

        Our headquarters and principal management, sales and marketing and support facility is located in Fremont, California, and consists of approximately 18,400 square feet under a lease that expired on March 3, 2003. We have extended the current lease through May 15, 2003 while we review our options for locating smaller office space. Our principal European sales, research and development and administrative facility is located in High Wycombe, in the United Kingdom, and consists of approximately 10,700 square feet under a lease that will expire in August 2013. Upon completion of the sale of the JVM business to esmertec, esmertec is to enter into an agreement with our U.K. building landlord to take over the leasehold property on one of the two buildings located in High Wycombe.

        During 1998, we sublet until March 2002 facilities that we previously occupied in the United Kingdom, on substantially the same terms as those applicable to us. In January 2002, we entered into an agreement with the landlord to terminate the lease on April 13, 2002.

        We leased an office in Tokyo, Japan. This lease expired February 28, 2003 and the Japan office will be closed. We do not anticipate expanding the size of our facilities in California, the United Kingdom, or Japan in the foreseeable future.

Item 3—Legal Proceedings

        On October 4, 1999, we filed suit against Citrix Systems Inc. ("Citrix") and GraphOn Corporation ("GraphOn") in the Superior Court of the State of California, County of Santa Clara, relating to the misappropriation assertions of GraphOn and Citrix's refusal to release funds still remaining in escrow and breach of a Cooperation Agreement between Citrix and us. On March 15, 2000, GraphOn filed a suit against Citrix and us in the Superior Court of the State of California, County of Santa Clara, alleging trade secret misappropriation and breach of contract arising out of the same facts and circumstances set forth in our action against GraphOn. The two cases were consolidated. This case was settled out of court on April 5, 2001. The settlement did not involve any payment on the GraphOn claims against us and the balance of an escrow account, $4.9 million, was released to us on April 20, 2001.

Item 4—Submission of Matters to a Vote of Security Holders

        None

Item 4A—Executive Officers of the Registrant

        The executive officers of Insignia as of February 28, 2003 are as follows:

Name	Age	Position
Mark E. McMillan	39	Chief Executive Officer, President and a Director
George Buchan	50	Senior Vice President of Engineering and UK General Manager
Peter Bernard	36	Vice President Product Marketing
Linda C. Potts	43	Chief Financial Officer, Company Secretary and Vice President
Paul Edmonds	58	Vice President Engineering

        Mark E. McMillan was named Chief Executive Officer and a director of Insignia in February 2003. Mr. McMillan joined Insignia in November 1999 as Senior Vice President of Worldwide Sales and Marketing, was promoted to Executive Vice President of Worldwide Sales and Marketing in May 2000 and Chief Operating Officer in October 2000. Mr. McMillan was promoted to President in July 2001. Before joining Insignia Mr. McMillan served as Vice President of Sales, Internet Division, for Phoenix Technologies Ltd. Prior to that, Mr. McMillan served as Phoenix's Vice President and General Manager of North American Operations. Before joining Phoenix, he was founder, CEO and general partner of Vision Technologies, LLC, a manufacturer of segment-zero personal computers. Prior to that, Mr. McMillan co-founded and served as President of Softworks Development Corporation, a regional distributor of PC components that he sold in 1991.

        George Buchan is Senior Vice President of Engineering and UK General Manager for Insignia. He joined Insignia in September 1991 as Development Manager, was appointed Vice President of Engineering in July 1992 and was appointed Senior Vice President and UK General Manager in September 1993. Before joining Insignia, Mr. Buchan was with Prime Computer UK, a computer systems company, as Manager of the customer support center from June 1980 to August 1991. Mr. Buchan has been involved in high technology companies for more than 25 years in general and technical management positions in the project management and UNIX areas. He graduated from Aberdeen University, Scotland in 1974 with a Bachelors degree in pure mathematics.

        Mr. Bernard joined Insignia in October 2001 as Vice President of Product Marketing at Insignia, responsible for directing the definition, implementation and evolution of Insignia's products and marketing messages for mobile operator device manufacturers. He serves on the Java Community Process Executive Committee, one of fifteen people that drive the definition of "what is mobile Java." Prior to Insignia, Mr. Bernard served as Vice President of Products and Marketing at E-Color, a high performance image server software company, transforming the company from PC OEM software to internet infrastructure provider for leading retailers such as Bloomingdale's and L'Oreal. E-Color now powers Sprint PCS Vision's photo sharing service as part of Lightsurf, Inc. Previous to E-Color, Mr. Bernard was responsible for marketing and product strategy at Phoenix Technologies for firmware solutions targeted at mobile consumer electronics and industrial devices. Mr. Bernard was also responsible for mobile PC firmware products, pioneering Phoenix NoteBIOS, the company's flagship mobile product that became the de facto power management firmware solution for mobile PCs. Peter Bernard has held a variety of pioneering positions in the mobile industry and has been granted a patent and has patents pending in several areas including power management and mobile security. Mr. Bernard has a B.S. in Computer Engineering from Boston University.

        Linda C. Potts was named Chief Financial Officer of the Company on February 11, 2003. She joined the Company in March 1998 as U.S. Controller. Prior to joining Insignia, Ms. Potts served as Chief Financial Officer at Time Line Solutions Corporation and served in roles of increasing responsibility for other high-growth technology and health care businesses including QuadraMed Corporation and Conservco. Ms. Potts received her CPA in the State of Florida while working for KPMG Peat Marwick. She earned her B.A. degree in accounting from the University of South Florida.

        Mr. Edmonds is responsible for all engineering of Insignia Secure System Provisioning. Mr. Edmonds has over 20 years of industry experience and has held a variety of key engineering management positions with major companies in the telecommunications and mobile services industries. Prior to joining Insignia, Mr. Edmonds was a co-founder and Vice President of Engineering at @Motion, Inc. While at @Motion, he directed the development of an Internet Voice Portal product. He also was lead inventor on five patents in scalable fault tolerant computer systems. Three of these patents have been awarded and two are pending. Following the acquisition of @Motion by Phone.com/Openwave Systems, Mr. Edmonds continued his work with telephony and unified messaging. He has also held engineering management positions at Cisco Systems, Centigram Communications Corporation and Sun Microsystems. Mr. Edmonds holds a Bachelor of Science degree from Trinity College and a Masters Degree in Computer Science from Boston University.

PART II

Item 5—Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Ordinary Shares

        Our American Depositary Shares ("ADSs"), each representing one ordinary share of 20 pence nominal value, have been traded under the symbol "INSGY" from Insignia's initial public offering in November 1995 to December 24, 2000, and "INSG" since then. On January 9, 2003, Insignia elected to transfer to the Nasdaq SmallCap Market because it had not met Nasdaq's $1 per share minimum bid price requirement for continued listing on the National Market. The transfer to the Nasdaq SmallCap Market is expected to give Insignia additional time and flexibility to meet the Nasdaq minimum bid price listing requirement of $1 per share. Insignia shares continue to be traded under the symbol "INSG." The following table sets forth, for the periods indicated, the high and low sales prices for our ADSs as reported by the Nasdaq National Market:

2001	High	Low
First Quarter	$6.625	$2.563
Second Quarter	$4.71	$1.688
Third Quarter	$3.60	$1.35
Fourth Quarter	$2.61	$1.35
2002	High	Low
First Quarter	$3.25	$1.03
Second Quarter	$2.60	$0.95
Third Quarter	$1.20	$0.34
Fourth Quarter	$0.65	$0.21

        The closing sales price of our shares as reported on the Nasdaq SmallCap Market on February 28, 2003 was $0.251 per share. As of that date, there were approximately 161 holders of record of our ordinary shares and ADSs, excluding holders of ADSs whose ADSs are held in nominee or street name by brokers.

Dividends

        We have not declared or paid any cash dividends on our ordinary shares. We anticipate that we will retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Any payment of dividends would be subject, under English law, to the Companies Act 1985, and to our Memorandum and Articles of Association, and may only be paid from our retained earnings, determined on a pre-consolidated basis. As of December 31, 2002, we had a deficit of $24,165,570 on a pre-consolidated basis.

Recent Sales of Unregistered Securities

        On December 9, 1999, we issued 1,063,515 ordinary shares in ADS form at a price of $4.23 per share to Castle Creek Technology Partners LLC and four other investors of whom one is a member of Insignia's board of directors. We also issued warrants to these investors to purchase a total of 319,054 ADSs at the price of $5.29 per share. An issuance of ADSs and warrants on November 24, 2000 has had a dilutive effect on the warrants, resulting in an increase in the number of ADSs issuable to 353,834, and a decrease of the exercise price to $4.77. The issuance of ADSs and warrants on February 12, 2001 also triggered the anti-dilution provisions. However, the effect of such dilution was less than 1% of the exercise price, and consequently such adjustment is deferred until such time as the accumulation of the adjustments exceeds at least 1% of the exercise price. The warrants expire on December 9, 2004. We received $4.5 million less offering expenses totaling $0.4 million as a result of this private placement. The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act.

        During 2000, we issued a total of 19,994 ordinary shares in ADS form at various prices, ranging from $6.281 to $16.50 to a director of Insignia, as payment for draw down fees under a Line of Credit arrangement entered into in March 2000. The securities were issued in reliance upon the exemption from registration provided under Section 4 (2) of the Securities Act, based on the fact that the shares were sold by the issuer in a sale not involving a public offering.

        On November 24, 2000, we issued 3,600,000 ordinary shares in ADS form at a price of $5.00 to a total of 23 investors, including Sun Microsystems, BSquare, and a member of Insignia's board of directors. We also issued warrants to purchase 1,800,000 ADSs to the investors at an exercise price of the lower of the average quoted closing sale price of our ADSs for the ten trading days ending on the day preceding the date of the warrant holder's intent to exercise less a 10% discount, and $6.00. The warrants expire on November 24, 2003, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, we may cancel the warrants upon sixty days prior written notice. We received $18.0 million less offering expenses totaling $2.0 million as a result of this offering. We also issued warrants to purchase 225,000 ADSs to the placement agent exercisable at a price of $5.00. These warrants expire on November 24, 2005. The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act.

        On December 31, 2000, we issued a total of 251,333 ordinary shares in ADS form to Quantum Peripherals (Europe) SA, at a per share price of $4.23 per share under the terms of a convertible promissory note entered into on October 20, 1999. The securities were issued in reliance upon the exemption from registration provided under Section 4 (2) of the Securities Act.

        On February 12, 2001, we issued 940,000 ordinary shares in ADS form at a price of $5.00 to a total of 4 investors, including Wind River Systems, Inc., and a member of Insignia's board of directors. We also issued warrants to purchase 470,000 ADSs to the investors at an exercise price of the lower of the average quoted closing sale price of our ADSs for the ten trading days ending on the day preceding the date of the warrant holder's intent to exercise less a 10% discount, and $6.00. The warrants expire on February 12, 2004, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, we may cancel the warrants upon sixty days prior written notice. We received $4.7 million less offering expenses totaling $0.5 million in this transaction. We also issued warrants to purchase 25,000 ADSs to the placement agent exercisable at a price of $5.00. These warrants expire on February 12, 2006. The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act.

Warrants Exercised

        In April 2001, three investors exercised their warrants for 282,500 ADSs. We received $682,000, net of $19,000 for legal fees for the warrant exercises. In March 2002, two investors exercised warrants for 400,000 ADSs. We received gross proceeds of $495,000.

Item 6—Selected Consolidated Financial Data

        The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2000, 2001 and 2002, and the consolidated balance sheet data as of December 31, 2001 and 2002 are derived from our audited financial statements which are included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 1998 and 1999, and the consolidated balance sheet data as of December 31, 1998, 1999 and 2000 are derived from audited consolidated financial statements that are not included in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Selected Consolidated Financial Data
(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data
Net revenues	$7,256	$10,273	$10,766	$6,837	$14,096
Cost of net revenues	2,584	4,275	3,291	3,800	9,375

Gross margin	4,672	5,998	7,475	3,037	4,721

Operating expenses:
Sales and marketing	5,558	7,058	5,376	5,542	7,946
Research and development	5,640	6,220	5,960	5,972	6,228
General and administrative	3,356	4,155	3,733	3,178	4,213
Restructuring	296	292	—	—	—

Total operating expenses	14,850	17,725	15,069	14,692	18,387

Operating loss	(10,178)	(11,727)	(7,594)	(11,655)	(13,666)
Interest and other income (expense), net	(356)	567	(5)	380	15,871

Income (loss) before income taxes	(10,534)	(11,160)	(7,599)	(11,275)	2,205
Provision for (benefit from) income taxes	(2,114)	(152)	(785)	(1,316)	1,783

Net income (loss)	$(8,420)	$(11,008)	$(6,814)	$(9,959)	$422

Net income (loss) per share:
Basic	$(0.42)	$(0.57)	$(0.47)	$(0.77)	$0.03

Diluted	$(0.42)	$(0.57)	$(0.47)	$(0.77)	$0.03

Weighted average number of shares and share equivalents:
Basic	19,937	19,248	14,571	12,883	12,159

Diluted	19,937	19,248	14,571	12,883	12,378

	December 31,
Consolidated Balance Sheet Data
	2002	2001	2000	1999	1998
Cash, cash equivalents, short-term investments and restricted cash	$976	$8,893	$17,351	$11,107	$16,334
Working capital	2,402	10,633	11,377	(221)	9,712
Total assets	6,453	17,768	22,336	13,284	21,011
Long-term obligations under capital leases	—	—	—	—	—
Mandatorily redeemable capital	—	—	—	2,619	—
Mandatorily redeemable warrants	1,440	1,440	1,440	1,440	—
Total shareholders' equity	$2,673	$9,895	$15,749	$1,980	$11,418

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

        Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein are forward-looking statements. Words such as "anticipates," "believes," "expects," "future," and "intends," and similar expressions are used to identify forward-looking statements. These forward-looking statements concern matters which include, but are not limited to, the revenue model and market for the Jeode product line, the features, benefits and advantages of the Jeode platform, international operations and sales, gross margins, spending levels, the availability of licenses to third-party proprietary rights, business and sales strategies, matters relating to proprietary rights, competition, exchange rate fluctuations and our liquidity and capital needs and other statements regarding matters that are not historical are forward-looking statements. Actual results may differ materially from the results and outcomes discussed in the forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the demand for the Jeode platform; the performance and functionality of Jeode technology; our ability to deliver on time, and market acceptance of new products or upgrades of existing products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; product life cycles; quality control of products sold; competitive conditions in the industry; economic conditions generally or in various geographic areas; and the risks listed from time to time in the reports that we file with the SEC. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this Report. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

        We commenced operations in 1986, and currently develop, market and support software technologies that implement accelerated virtual machine technology for memory-constrained smart devices. In January 1998, we announced our intention to launch a new product line called the Jeode™ platform, based on our Embedded Virtual Machine ("EVM"™) technology. We also explored new markets that would leverage our 17 years of emulation software development experience. The Jeode platform is our implementation of Sun Microsystems, Inc.'s ("Sun") Java® technology tailored for smart devices. It leverages patent-pending intellectual property to provide these resource-constrained devices with high performance, fully-compatible Java applet and application support. The product became available for sale in March 1999. The Jeode platform has been our principal product line since the third quarter of 1999. Insignia expects that it will continue to rely upon sales of Jeode products, plus new products that may be introduced, for our revenue in the foreseeable future. The Jeode product line revenue model is based on original equipment manufacturer's ("OEMs") and channel partners' customer transactions.

        During 2001, we began development of a range of products ("Secure System Provisioning" or "SSP" products) for the mobile handset and wireless carrier industry. These SSP products build on our position as a Virtual Machine ("VM") supplier for manufacturers of mobile devices and allow wireless carriers to build valuable incremental services. The SSP product became available for lab and market trials in early 2003 and will be available for shipment to customers in the second half of 2003. We have limited history with sales initiatives for new products. Additionally, the sales cycle for the SSP products is expected to take longer than the typical six to nine months to complete as seen with the Jeode product.

        Before 1998, our principal product line was SoftWindows™. This product enabled Microsoft Windows ("Windows"®) applications to be run on most Apple Computer Inc. ("Apple"®) Macintosh computers and many UNIX workstations. Revenues from this product line grew until 1995, but declined significantly thereafter.

        Our operations outside of the United States are primarily in the United Kingdom, where the majority of our research and development operations and our European sales activities are located. We distribute our Jeode platform through OEM's. Our revenues from customers outside the United States are derived primarily from Europe and Asia and are generally affected by the same factors as our revenues from customers in the United States. The operating expenses of our operations outside the United States are mostly incurred in Europe and relate to our research and development and European sales activities. Such expenses consist primarily of ongoing fixed costs and consequently do not fluctuate in direct proportion to revenues. Our revenues and expenses outside the United States can fluctuate from period to period based on movements in currency exchange rates. Historically, movements in currency exchange rates have not had a material effect on our revenues.

        We operate with the U.S. dollar as our functional currency, with a majority of revenues and operating expenses denominated in U.S. dollars. Pound sterling exchange rate fluctuations against the dollar can cause U.K. expenses, which are translated into dollars for financial statement reporting purposes, to vary from period-to-period.

Sale of Java Virtual Machine Assets

        On February 7, 2003, we entered into a $1 million loan agreement with esmertec AG ("esmertec"). The loan was made in two installments of $500,000 each on February 13, 2003 and February 26, 2003. The rate of interest on each loan is at prime plus two percent. Accrued interest is due on the last day of each month. The principal and any outstanding accrued interest is due on or before February 3, 2004.

        On March 5, 2003, we entered into several other agreements (the "Agreements") with esmertec including a definitive agreement to sell certain assets relating to our Java Virtual Machine (JVM) line of business in exchange for $3.5 million payable in installments. Payments under the agreement would be $800,000 on April 18, 2003, $800,000 on July 23, 2003, $800,000 on October 15, 2003, $800,000 on January 15, 2004 and $300,000 on April 15, 2004. The assets primarily included the fixed assets, customer agreements and employees related to this operation. The transaction is expected to close in April 2003. Under the terms of the Agreements, esmertec will also become the exclusive master distributor of the JVM technology in exchange for $3.4 million in minimum guaranteed royalties through June 30, 2004 at which time, the JVM technology rights will transfer to esmertec. Minimum payments under the license are as follows:

Due Date	Payment
April 30, 2003	$250,000
May 15, 2003	$200,000
July 15, 2003	$200,000
July 31, 2003	$250,000
August 15, 2003	$200,000
October 15, 2003	$200,000
October 31, 2003	$250,000
November 15, 2003	$200,000
January 15, 2004	$200,000
January 31, 2004	$250,000
February 15, 2004	$200,000
April 15, 2004	$200,000
May 15, 2004	$200,000
July 15, 2004	$200,000
August 15, 2004	$200,000
October 15, 2004	$200,000

Total	$3,400,000

        In addition, we can earn up to an additional $4.0 million over the next three years based on a percentage of esmertec's future sales of the JVM product. Additionally, the parties have entered into a cooperative agreement to promote Insignia's SSP software product to esmertec's mobile platform customers. The agreement provides for esmertec to manage the existing Insignia JVM customer relationships and license the Insignia and esmertec technologies to sell to the then combined customer base and business partners. esmertec will assume the entire JVM business through a final asset purchase in June 2004.

        As part of the sale of our JVM business, we expect to transfer 42 employees to esmertec, of which 31 were development engineers. In addition, as part of the sale, esmertec is to enter into an agreement with our U.K. building landlord to take over the leasehold property on one of the two buildings leased by Insignia.

Critical Accounting Policies and Estimates

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

Revenue recognition

        We recognize revenue in accordance with Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended. SOP 97-2 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is probable.

Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

        At the time of the transaction, we assess whether the fee associated with our revenue transaction is fixed or determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue on the earlier of due date or cash collected.

        We assess collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we will defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

        For all sales, we use either a signed license agreement or a binding purchase order (primarily for maintenance renewals) as evidence of an arrangement.

        For arrangements with multiple obligations (for example, undelivered maintenance and support), we will allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we will defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair value for the ongoing maintenance and support obligation is based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers.

        Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

        We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we will generally recognize revenue as these services are performed. However, at the time of entering into a transaction, we will assess whether or not any services included within the arrangement require us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on our estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

Accounts receivable and allowance for doubtful accounts

        We perform ongoing credit evaluations of our customers and will adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within expectations and the allowance established, we cannot guarantee that we will continue to experience the same credit loss rates as in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivables and future operating results.

        The preparation of financial statements requires us to make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Prepaid royalties

        Our agreements with licensors sometimes require us to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are capitalized and amortized as cost of sales based on the contractual royalty rate based on actual net product sales. We continually evaluate recoverability of prepaid royalties and, if necessary, will charge to cost of sales any amount that we deem unlikely to be recoverable in the future. The prepaid royalties carried on the balance sheet, under the terms of the Distribution Agreement between Sun and Insignia, require us to use these prepaid licenses before June 30, 2004. We have performed an assessment of whether there was an indication that prepaid royalties of $2.38 million are impaired as of December 31, 2002. Our estimation of utilization, based on past revenue history and future revenue estimates using current average per unit selling price ranges, indicates that there could be unused prepaid royalties at the expiration of the Distribution Agreement. Assuming the completion of the sale of the JVM business to esmertec, esmertec has entered into a master distributor license agreement with Insignia, whereby esmertec will license product from Insignia which will consume all the prepaids paid to Sun. However, if the esmertec agreement is not completed, we believe that should unused prepaid royalties become predictable in the future, we could reduce the selling price in order to utilize the remaining prepaid balance. This price reduction would result in lower gross margins. We will continue to assess this potential impairment on a quarterly basis. The deterioration of the business climate and lower than expected product sales could potentially impact this assessment and require an impairment charge in a future quarter. Prepaid royalties are classified as current assets based on estimated net product sales within the next year.

Revenues

	Year ended December 31,
	2002	2001	2000
	(In thousands)
License revenues	$5,714	$8,224	$8,987
Service revenues	1,542	2,049	1,779

Total revenues	$7,256	$10,273	$10,766

        The Jeode product line was our primary business for 2002, 2001 and 2000. Revenue from the Jeode product line is derived from four main sources: the sale of a development license, the sale of annual maintenance and support contract/services, prepaid royalties and commercial use royalties based on shipments of products that include Jeode technology, and non-recurring engineering activities. Revenues from the sale of development licenses, packaged products and royalties received from OEMs are classified as license revenue, while revenues from non-recurring engineering activities, training, and annual maintenance contracts are classified as service revenue.

        In 2002, 2001 and 2000, Jeode platform revenues accounted for 100%, 99% and 98%, respectively, of total revenues. The Jeode platform became available for sale in 1999. The Jeode platform is our principal product. The Jeode platform revenue decreased 29% in 2002 compared to 2001 due to increased competition as well as the general weakening of the economy. The Jeode platform revenue decreased 4% in 2001 compared to 2000, due to the decline in the Internet appliance market, a key market target for 2001 as well as the general weakening of the economy, principally in the second half of 2001. The Jeode Platform revenue increased 566% in 2000 compared to 1999 as a result of increased demand. In 2002 and 2001 license revenue from the sale of Jeode accounted for 79% and 80%, respectively, of total revenues. Service revenue from the Jeode platform accounted for 21% and 20% of total revenues for 2002 and 2001, respectively. Assuming the completion of the sale of the JVM business to esmertec, we expect minimal revenue from the JVM license and service revenue. We expect to generate revenue from the SSP product in the second half of 2003.

        License revenues decreased 31% in 2002 compared to 2001 due to the decline in the Internet appliance market and the general weakening of the economy. There were fewer prepaid royalties in 2002 and 2001 compared to 2000.

        Service revenues decreased 25% in 2002 compared to 2001 and increased 15% in 2001 compared to 2000. The decrease was primarily due to decreased Jeode engineeing and Jeode support contracts.

        In 2002, 2001 and 2000, total revenues from SoftWindows accounted for 0%, 1% and 2%, respectively, of total Insignia revenues primarily due to reduced demand for SoftWindows and management's decision to discontinue the product line in 1999. No future revenues are expected from SoftWindows.

        Sales to distributors and OEM's representing more than 10% of total revenue in each period accounted for the following percentages of total revenue:

	Year ended December 31,
	2002	2001	2000
Distributors:
Phoenix Technologies Ltd.	58%	49%	*
Victor Data Systems Company, Ltd.	*	*	14%
Wind River Systems, Inc.	*	*	22%
All Distributors	70%	73%	46%
OEM's:
Quantum Corporation	*	*	15%
Gemstar International Group, Ltd.	*	*	18%
All OEMs	29%	27%	52%

*
Less than 10%

        Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 7%, 14% and 18% of total revenues in 2002, 2001 and 2000, respectively. We currently market Jeode to customers in the United States, Europe and Japan.

        Movements in currency exchange rates did not have a material impact on total revenues in 2002, 2001 or 2000. Economic conditions in Europe and Japan, as well as fluctuations in the value of the Euro and Japanese yen against the U.S. dollar and British pound sterling, could impair our revenue and results of operation. International operations are subject to a number of other special risks. These risks include foreign government regulation, reduced protection of intellectual property rights in some countries where we do business, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and staffing and managing foreign operations, general geopolitical risks, such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships, and possible recessionary environments in economies outside the United States.

Cost of revenues and gross margin

	Year ended December 31,
	2002	2001	2000
	(In thousands, except percentages)
Cost of license revenues	$1,943	$3,768	$2,826
Gross margin: license revenues	66%	54%	69%

Cost of service revenues	$641	$507	$465
Gross margin: service revenues	58%	75%	74%

Total cost of revenues	$2,584	$4,275	$3,291
Gross margin: total revenues	64%	58%	69%

        Cost of license revenue is mainly comprised of royalties to third parties. Cost of service revenue includes costs associated with non-recurring engineering activities and end-user support under maintenance contracts.

        We believe that the significant factors affecting the Jeode platform gross margin include pricing of the technology license, pricing of the unit usage and royalties to third parties such as Sun Microsystems, Inc. ("Sun"). In early 1999, we signed a five-year agreement with Sun under which Sun established us as an authorized Virtual Machine provider. Under this agreement we are required to pay Sun a per unit royalty on each Jeode platform-enabled smart device shipped by our customers, plus a royalty on all development licenses put in place between our customers and us. In the third quarter of 2001, we amended our license agreement with Sun. The amendment expanded the scope of the licensed technology, changed the royalty rate, limited the royalty obligations to only per units licensed, established required prepaid royalties and extended the expiration date of the contract from March 2004 to June 2004. License revenue gross margins in 2002 were 66% compared to 54% in 2001. The increase was due to the prior year revenue including a large deal with lower gross margin and the current year including greater license revenue with minimal cost of sales. License gross margins in 2001 decreased to 54% from 69% in 2000 due to the prior year including substantial license revenue from one customer at 100% gross margin.

        Gross margin for service revenue is impacted by the level of and pricing terms of non-recurring engineering activities, which can vary from customer to customer, from contract to contract and based on the level of maintenance contracts sold. Gross margin for service revenue in 2002 was 58% compared to 75% in 2001. The decrease was due to fewer maintenance contracts. Gross margin for service revenue in 2001 was comparable to 2000 at 75% and 74%, respectively.

Operating expenses

	Year ended December 31,
	2002	2001	2000
	(In thousands, except percentages)
Sales and marketing	$5,558	$7,058	$5,376
Percentage of total revenues	77%	69%	50%

Research and development	$5,640	$6,220	$5,960
Percentage of total revenues	78%	61%	55%

General and administrative	$3,356	$4,155	$3,733
Percentage of total revenues	46%	40%	35%

Restructuring	$296	$292	—
Percentage of total revenues	4%	3%	—

        Sales and marketing expenses consist primarily of personnel and related overhead costs, salesperson commissions, advertising and promotional expenses and trade shows. Sales and marketing expenses decreased by 21% in 2002 over 2001 primarily due to decreased personnel costs, decreased recruiting costs and decreased employee travel. Personnel costs decreased due to a 30% decrease in headcount throughout most of the year. Decreased headcount resulted in a 13% decrease in related travel expenditures and a 71% decrease in recruiting fees over the prior year. Legal fees relating to patent and trademarks decreased approximately 53% over the prior year. Sales and marketing expenses increased by 31% in 2001 from 2000. Sales and marketing expenses increased in the first half of 2000 and were reduced the second half of the year due to changes in staffing. We anticipate a moderate decrease in sales and marketing expenses in the next year as we continue to control expenses in our marketing and sales organization for our Jeode product line and other product lines; however, assuming the completion of the sale of the JVM business to esmertec, we expect that sales and marketing expenses will decrease over 50%.

        Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation. Research and development expenses in 2002 decreased 9% over 2001. Approximately $934,000 of the decrease was due to reductions in personnel related expenses. There was a slight increase of $28,000 relating to an increased reliance on outside consultants. In addition there was an increase of $161,000 for support and maintenance expenditures relating to a software vendor. Research and development expenses in 2001 increased 4% over 2000. Research and development expenses are expected to decrease moderately in the near term. Assuming the completion of the sale of the JVM business to esmertec, we expect that research and development expenses will decrease approxmately 40%. In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 2002, 2001 and 2000, no development expenditures were capitalized, as there were no amounts that qualified for capitalization.

        General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems, human resources and general management. General and administrative expenses decreased by 19% in 2002 from 2001. The decrease was primarily due to $51,000 in salary costs and a $166,000 decrease in personnel related costs, which consist primarily of recruiting and personnel related expenses. Professional service expenditures decreased by $59,000, rent costs decreased by $112,000, and bad debt expense decreased by $802,000. The decreases were offset in part due to increased insurance costs of $129,000. General and administrative expenses increased by 11% in 2001 over 2000 as a result of former CFO severance costs, new CFO recruiting costs and an additional $450,000 increase in the reserve for bad debt expense. Expenses are expected to decrease moderately in the near term. Assuming the completion of the sale of the JVM business to esmertec, we expect that general and administrative expenses will decrease moderately.

Restructuring

        In the third quarter of 2002, we completed a worldwide reduction of headcount of approximately 11% of our staff. Restructuring expenses consist of severance payments made during the third and fourth quarters of 2002. In October 2001, we reduced headcount by 25 persons. Restructuring expenses which represented 4% and 3% of total revenues in 2002 and 2001, respectively, consisted of costs related to terminated employees, including severance payments as well as national insurance costs where legally required.

        On February 11, 2003, we announced a restructuring of the organization to focus on the SSP technology. As part of the restructuring, Richard Noling resigned as Chief Executive Officer and Acting Chief Financial Officer. Mark McMillan, President and Chief Operating Officer, was promoted to Chief Executive Officer and Linda Potts, Controller, was promoted to Chief Financial Officer.

Interest income (expense), net

	Year ended December 31,
	2002	2001	2000
	(In thousands, except percentages)
Interest income (expense), net	$75	$455	$(129)
Percentage of total revenues	1%	4%	(1%)

        Net interest income decreased from income of $455,000 in 2001 to income of $75,000 in 2002. This decrease was primarily due to a combination of lower interest rates and lower cash and cash equivalent balances. Our cash, cash equivalents and amounts held in escrow decreased from $8.9 million at December 31, 2001 to $1.0 million at December 31, 2002. Net interest income increased in 2001 to income of $455,000 from expense of $129,000 in 2000 due to larger cash and cash equivalent balances and no debt in 2001. Net interest income is expected to decrease in 2003.

Other income (expense), net

	Year ended December 31,
	2002	2001	2000
	(In thousands, except percentages)
Other income (expense), net	$(431)	$112	$124
Percentage of total revenues	6%	1%	1%

        Net other income decreased from income of $112,000 in 2001 to expense of $431,000 in 2002. The decrease was due mainly to an expense of $544,000 relating to the Black-Scholes valuation of 2 million warrants issued to Fusion Capital (See Note 9 to the Consolidated Financial Statements). Income of $113,000 was due to a combination of foreign exchange gains and losses. Net other income decreased from income of $124,000 in 2000 to income of $112,000 in 2001. The decrease was due to a combination of foreign exchange gains and losses. Net other income is expected to increase in 2003.

        Approximately 99% of our total revenues and over 43% of our operating expenses are denominated in U. S. dollars. Most of our remaining revenues and expenses are British pound sterling denominated and consequently we are exposed to fluctuations in British pound sterling exchange rates. There can be no assurance that such fluctuations will not have a material effect on our results of operations in the future. We did not enter into any currency option hedge contracts in 2000, 2001 or 2002.

        We have, at times, an investment portfolio of fixed income securities that are classified as "available-for-sale-securities". These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities.

Provision (benefit) for income taxes

	Year ended December 31,
	2002	2001	2000
	(In thousands, except percentages)
Provision (benefit) for income taxes	$(2,114)	$(152)	$(785)
Effective income tax rate	(20%)	(1%)	(10%)

        Our benefit for income taxes for 2002 primarily represented refunds received from the United Kingdom for research and development claims. The benefit for income taxes for 2001 primarily represented the release of a provision for prior year taxes that is no longer required following an agreement in principle with the United Kingdom tax authorities which is offset by Japanese income tax withholding. The benefit for income taxes for 2000 primarily represented a tax refund from the United Kingdom government on taxes paid in the years 1995 - 1997.

        A more complete analysis of the differences between the federal statutory rate and the effective income tax rates is presented in Note 4 to the Consolidated Financial Statements. At December 31, 2002, we have recorded a full valuation allowance against all deferred tax assets, primarily comprised of net operating losses, on the basis that significant uncertainty exists with respect to their realization.

        Effective 2002 and retroactive to 2000, research and development expenditures incurred in the United Kingdom qualified for a tax credit. The tax credit does not offset tax liability but rather is a refund. The estimated refund for 2002 is $702,000 and is recorded as a receivable on the balance sheet. The actual refund for 2001 and 2000 was $913,000 and $531,000, respectively. The cumulative total for the three years ended 2002 was $2.146 million and was recorded on the 2002 income statement as a benefit for income taxes. A provision of $31,000 was recorded in 2002 which comprised $16,500 for Japanese tax withholding for payments made to the U.S. Subsidiary, $7,000 for local Japanese tax, $3,500 for Franchise state tax and $4,000 for French local tax.

Liquidity and capital resources

	Year ended December 31,
	2002	2001	2000
	(in thousands)
Cash, cash equivalents, investments and restricted cash	$976	$8,893	$17,351

Working capital	$2,402	$10,633	$11,377

Net cash used in operating activities	$(8,446)	$(13,323)	$(10,698)

        We have transitioned our product focus from compatibility products to our Jeode product line based on our virtual machine technology. This change in product focus has resulted in a redirection of available resources from our historical revenue base towards the development and marketing efforts associated with the Jeode platform, which was released for general availability in March 1999. Cash used in operating activities totaled $8.4 million during 2002, compared to $13.3 million during 2001, and $10.7 million in 2000. In fiscal 2002, cash used in operations resulted primarily from a net loss of $8.4 million, an increase of tax receivable of $700,000, an increase of prepaid royalties of $1.2 million and a reduction of deferred revenue of $3.5 million. Offsetting these were a decrease of accounts receivable of $5.5 million. The increase in 2001 resulted primarily from a net loss of $11.0 million, an increase of accounts receivable of $3.1 million and an increase of prepaid royalties of $1.3 million. Offsetting these were an increase of deferred revenue of $3.2 million.

        Cash used in investing activities in 2002 was $125,000, which consisted primarily of purchases of property and equipment. Cash provided by investing activities in 2001 was $4.9 million, which consisted primarily of $5.1 million being released from escrow, partially offset by purchases of property and equipment of $171,000. This compares to net cash provided by investing activities of $1.0 million in fiscal 2000.

        Cash provided by financing activities in 2002 was $654,000 which consisted primarily of proceeds from exercise of warrants of $480,000 and from the issuance of common stock under employee benefit plans of $175,000. Cash provided by financing activities in 2001 was $5.1 million, which consisted primarily of proceeds from a private placement of $4.2 million, proceeds from exercise of warrants of $682,000 and issuance of common stock under employee benefit plans of $245,000. This compares to net cash provided by financing activities of $16.9 million in fiscal 2000.

        Our cash, cash equivalents and short-term investments held in escrow, were $1.0 million at December 31, 2002, a decrease of $7.9 million from $8.9 million at December 31, 2001. Working capital decreased to $3.8 million at December 31, 2002, from $10.6 million at December 31, 2001. The principal source of working capital came from accounts receivable collections and warrant and option exercises. During the twelve months ended December 31, 2002, our net accounts receivable decreased $5.1 million from $6.0 million at December 31, 2001 to $900,000 at December 31, 2002 due to firm collection efforts. Capital additions totaled $0.1 million, $0.2 million and $0.3 million during the years ended December 31, 2002, 2001 and 2000, respectively. We have no material commitments for capital expenditures or strategic investment. We expect that the decrease in accounts receivable, decreased revenues in the quarter ended December 31, 2002 and other factors will substantially decrease our future cash flows for the next several quarter.

        As of December 31, 2002, four customers accounted for 66% of the gross accounts receivable balance. A large portion of the accounts receivable balance for the quarter ended December 31, 2001 is related to one customer, Phoenix, and accounted for 74% of the outstanding balance.

        On October 20, 1999, we signed a convertible promissory note in favor of Quantum Corporation ("Quantum") for $1.0 million. The note is convertible at Quantum's option to Insignia's shares any time during the lifetime of the note. All unpaid principal and unpaid interest, accrued at 8% per annum, compounded quarterly, was converted to ordinary shares on December 31, 2000.

        On March 20, 2000, we entered into a binding agreement with a director and members of his family whereby they would provide the Company a $5.0 million line of credit. The interest rate on amounts drawn down is at prime plus 2% until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash at the repayment date. We drew down a total of $3.0 million on the line of credit during 2000. On November 27, 2000, we repaid this sum along with all accrued interest and the termination fee due.

        We have entered into three employment agreements with key executives which would require us to continue to pay salary for up to one year if any of these employees are terminated under certain circumstances as specified in the agreements.

        In September 2001, Insignia and Sun Microsystems, Inc. ("Sun") entered into Amendment No. 3 (the "Amendment") to the Technology License and Distribution Agreement (the "Distribution Agreement") between the two companies. In addition, in June 2001, the two companies entered into an addendum (the "Addendum") to the Distribution Agreement relating to distribution of products to an Insignia customer. The Amendment and the Addendum each required us to make non-refundable royalty prepayments to Sun. A total of $7,000,000 of prepaid royalties were paid to Sun under Distribution Agreements through the second quarter of 2002. There are no additional required royalty prepayments due to Sun under these Distribution Agreements. The prepaid royalties carried on the balance sheet, under the terms of the agreement between Sun and Insignia, require us to use these prepaid licenses before June 30, 2004. We continually evaluate the recoverability of these prepaid royalties and, if necessary, will charge to cost of sales any amount that we deem unlikely to be recoverable in the future. We have performed an assessment of whether there was an indication that the prepaid royalties of $2.38 million are impaired as of December 31, 2002. Our estimation of utilization, based on past revenue history and future revenue estimates using current average per unit selling price ranges, indicates that there could be unused prepaid royalties at the expiration of the license and distribution agreement. However, we believe that should unused prepaid royalties become predictable in the future, we could reduce the selling price in order to utilize the remaining prepaid balance. This price reduction would result in lower gross margins. We will continue to assess this potential impairment on a quarterly basis. The deterioration of the business climate and lower than expected product sales could potentially impact this assessment and require an impairment charge in a future quarter.

        During 1998, we sublet until March 2002 facilities we previously occupied in the United Kingdom, on substantially the same terms as those applicable to us. In January 2002, we entered into an agreement with the landlord to terminate the lease on April 13, 2002.

        On March 28, 2002, our U.S. subsidiary, Insignia Solutions, Inc. ("Insignia U.S.") entered into an accounts receivable financing agreement with Silicon Valley Bank. The financing agreement allows Insignia U.S. to borrow an amount up to 80% of eligible receivables not to exceed $1,200,000, with interest at the bank's prime rate plus two percentage points. The agreement was canceled on February 12, 2003, and the UCC filing liens on the assets of Insignia U.S. were terminated. No funds were ever borrowed under this credit facility.

        We have granted extended payment terms from time to time and, depending on various factors, including the length of the extended payment period and the creditworthiness of the customer. We report these future payments as accounts receivable and either recognized revenue or deferred revenue. Deferred revenue decreased $19,000 for the three months ended December 31, 2002 and decreased by $3,520,000 for the twelve months ended December 31, 2002. The decrease primarily reflects the recognition of revenue from the Phoenix Technologies agreement.

        Insignia, as permitted under Delaware law and in accordance with our Bylaws, indemnifies our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of potential future indemnification is unlimited; however, we do have a Director and Officer Insurance Policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage we believe the fair value of these indemnification agreements is minimal.

        In our sales agreements, we typically agree to indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date we have not paid any amounts to settle claims or defend lawsuits.

        Insignia, on a limited basis, has granted price protection. The terms of these agreements are generally perpetual. We have not recorded any liabilities for these potential future payments either because they are not probable or we have yet to incur the expense.

        Insignia warrants its software products against defects in material and workmanship under normal use and service for a period of ninety days. There is no warranty accrual recorded because potential future payments either are not probable or we have yet to incur the expense.

        On October 17, 2002, we entered into a securities subscription agreement ("Agreement") with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital agreed to purchase, on each trading day following the effectiveness of a registration statement covering the American Depository Shares ("ADSs") to be purchased by Fusion Capital, $10,000 of our ADSs up to an aggregate of $6.0 million over a period of 30 months. The purchase price of the ADSs will be equal to a price based upon the future market price of the shares without any fixed discount to the market price. In order to be in compliance with Nasdaq rules, we could not sell our ordinary shares to Fusion Capital at a price below $0.38, which represents the greater of the book value per share of our ordinary shares as of September 30, 2002 or the closing sale price per share of our ADSs on October 16, 2002. If we elect to sell our shares to Fusion Capital at a price per share below $0.38, we first would be required to obtain shareholder approval in order to be in compliance with applicable Nasdaq rules. Under the laws of England and Wales, we are not permitted to sell our ADSs at a purchase price that is less than the nominal value of our ordinary shares. Currently, the nominal value per ordinary share is £0.20. As of March 20, 2003, the closing market price of our shares was $0.28 per share. As a result, we do not anticipate selling any shares under our agreement with Fusion Capital until the market price of our shares increases from current levels. In addition, the sale of our shares to Fusion Capital under the Agreement is subject to other conditions which have not been met.

        Under the terms of the Agreement, we issued to Fusion Capital one redeemable warrant for ADSs representing 1,000,000 ordinary shares, and one non-redeemable warrant for ADSs representing 1,000,000 ordinary shares. The redeemable warrant may be redeemed by Insignia at any time on or before June 30, 2003 for an aggregate redemption price of $200,000. The exercise price per ordinary share of each warrant is the U.S. dollar equivalent of 20.5 pence. Each warrant expires on September 30, 2007 and are partially exercisable. As of December 31, 2002, the estimated value of the warrants, using the Black-Scholes model, was $544,000. Unless an event of default occurs under the Agreement, the shares issuable upon exercise of these warrants must be held by Fusion Capital until 30 months from the date of the Agreement or the date the Agreement is terminated. The warrrants are immediately exercisable; however, Fusion Capital may not exercise the warrants if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of our shares outstanding at the time of the exercise by Fusion Capital. The Agreement and the forms of the Registration Rights Agreement, the Redeemable Warrant and the Non-Redeemable Warrant between Insignia and Fusion Capital are filed as Exhibits to the 8-K dated October 22, 2002.

        Based upon our current forecasts and estimates, our current cash and cash equivalents together with cash generated from on-going operations and other liquid sources of cash (including the securities subscription and cash generated from the sale of the JVM business to esmertec) available to us may not be sufficient to meet our anticipated cash needs for working capital and capital expenditures. If cash currently available from all sources is insufficient to satisfy our liquidity requirements, we may seek additional sources of financing including selling additional equity or obtaining convertible debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. We may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain additional financing as and when needed and on acceptable terms, we may be required to reduce the scope of our planned sales, marketing and product development efforts, which could jeopardize our business. The size of our accumulated deficit, our losses and our ongoing need for capital in order to continue our operations raises substantial doubt as to our ability to continue operations. Failure to reduce expenses and/or obtain additional financing will result in a material adverse effect on our ability to meet our business objectives and continue as a going concern. The report of our independent accountants on our financial statements included in this annual report on Form 10-K includes an explanatory paragraph as to the uncertainty that we will continue as a going concern.

Private placements and warrants

        On December 9, 1999, we entered into agreements whereby we issued 1,063,515 ordinary shares in ADS form at a price of $4.23 per share to Castle Creek Technology Partners LLC and four other investors of whom one is a member of our. We also issued warrants to the purchasers to purchase a total of 319,054 ADSs at the price of $5.29 per share.

        On December 31, 2000, we issued a total of 251,333 ordinary shares in ADS form to Quantum Peripherals (Europe) SA, at a per share price of $4.23 per share under the terms of a convertible promissory note entered into on October 20, 1999. In a private placement that closed on November 24, 2000, certain investors purchased from us a total of 3,600,000 units at a price of $5.00 per unit. Each unit comprises one ADS and one half of one warrant to purchase one ADS. As described below, we may cancel the warrants upon sixty days prior written notice if the closing sale price of our ADSs exceeds $9.00 for 30 consecutive trading days following the effectiveness of a registration statement filed with the Securities and Exchange Commission ("SEC") for the ADSs issued and the ADSs underlying the warrants. This registration statement became effective on December 24, 2000. As compensation for services in connection with the private placement, we (i) issued five year warrants to purchase 225,000 of our ADSs at an exercise price of $5.00 per share, and (ii) paid a cash compensation equal to 6% of the gross proceeds received by us in the private placement to the placement agent.

        The investors that participated in this private placement received warrants to purchase one ADS for every two ADSs they purchased. The exercise price of the warrants was set at an exercise price per ADS equal to the lower of $6.00 and the average quoted closing sale price of our ADSs for the ten trading days ending on the day preceeding the day we are informed of the investor's intent to exercise, less a 10% discount. In April 2001, three investors exercised their warrants for 282,500 ADSs. In March 2002, three investors exercised their warrants for 400,000 ADSs. These warrants expire on November 24, 2003.

        These investors also have rights under their subscription agreements to be issued additional ADSs by us if the registration statement is suspended for more than 60 days in any 12 month period by us. If the registration statement is suspended beyond the 60 day limit, we must issue, for payment of the nominal value of £0.20 per share, to these investors 0.07 ADS for each ADS purchased in the private placement. In addition, we must issue, in return for payment of the nominal value of £0.20 per share, 0.02 ADS for each ADS purchased in the private placement for each month thereafter until the suspension or stop order is lifted. If we issue additional ADSs under these obligations, the ownership interest of existing shareholders will be substantially diluted.

        In a private placement that closed on February 12, 2001, certain investors purchased from us a total of 940,000 units at a price of $5.00 per unit. Each unit comprises one ADS and one half of one warrant to purchase one ADS. As described below, we may cancel the warrants upon sixty days prior written notice if the closing sale price of our ADSs exceeds $9.00 for 30 consecutive trading days following the effectiveness of a registration statement filed with the SEC for the ADSs issued and the ADSs underlying the warrants. As compensation for services in connection with the private placement, we (i) issued five year warrants to purchase 25,000 of our ADSs at an exercise price of $5.00 per share, and (ii) paid a cash compensation equal to 6% of the first $2 million and 3% on the remainder of the gross proceeds received by us in the private placement to the placement agent.

        The investors that participated in this private placement received warrants to purchase one ADS for every two ADSs they purchased. The exercise price of the warrants was set at an exercise price per ADS equal to the lower of $6.00 and the average quoted closing sale price of our ADSs for the ten trading days ending on the day preceeding the day we are informed of the investor's intent to exercise, less a 10% discount. These warrants expire on February 12, 2004.

        These investors also have rights under their subscription agreements to be issued additional ADSs by us if (a) we do not register with the SEC their ADSs and the ADSs underlying our warrants and the SEC does not declare the registration statement effective by May 14, 2001 or (b) the registration statement is suspended for more than 60 days in any 12 month period by us. If the registration statement we file with the SEC is not declared effective by the deadline, or if the registration statement is suspended beyond the 60 day limit, we must issue, for payment of the nominal value of £0.20 per share, to these investors 0.07 ADS for each ADS purchased in the private placement. In addition, we must issue, in return for payment of the nominal value of £0.20 per share, 0.02 ADS for each ADS purchased in the private placement for each month thereafter until the registration statement is declared effective by the SEC. If we issue additional ADSs under these obligations, the ownership interest of existing shareholders will be substantially diluted.

        On October 17, 2002, we entered into a securities subscription agreement with Fusion Capital, which is described above and in "Risk Factors—We need additional financing to sustain our operations."

Dilution adjustments

        In December 1999, we issued 1,063,515 ordinary shares in ADS form at a price of $4.23 per share through a private placement. We received $4.5 million less offering expenses totaling $0.4 million. Along with ADSs, we also issued to the investors warrants that entitle them to purchase a total of 319,054 ADSs at an exercise price of $5.29 per ADS. As described below, the exercise price and the number of ADSs issuable under the warrants were subject to potential adjustment.

        Under the December 1999 private placement, the investors received warrants to purchase three ADSs for every 10 ADSs they purchased. The exercise price of the warrants was set at 125% of the original per ADS purchase price, or $5.29. However, the warrants contain anti-dilution provisions which decrease this exercise price and increase the number of ADSs which may be issued if we sell or are deemed to sell any shares at below market price during the term of the warrants, which ends on December 9, 2004. The private placement that closed on November 24, 2000 was a sale which triggered the anti-dilution provisions in the warrants, and, as a consequence, the exercise price of the warrants has been decreased from $5.29 to $4.77 per ADS, and the number of ADSs purchasable has increased to 353,834. The private placement on February 12, 2001 also triggered the anti-dilution provisions of the issuance of December 9, 1999. However, the effect of such dilution was less than 1% of the exercise price and consequently such adjustment is deferred until such time as the accumulation of this adjustment and future adjustments exceed at least 1% of the exercise price. The issuance of warrants to Fusion on October 17, 2002 triggered the anti-dilution provisions of the issuance of December 9, 1999. The deferred February 12, 2001 adjustment will be added to this recent adjustment, such that the exercise price of the warrants shall be decreased and the number of ADSs which may be issued shall increase.

        In a private placement that closed on November 24, 2000, certain investors purchased from us a total of 3,600,000 units at a price of $5.00 per unit. Each unit comprises one ADS and one half of one warrant to purchase one ADS. The exercise price of the warrants was set at an exercise price per ADS equal to the lower of $6.00 and the average quoted closing sale price of our ADSs for the ten trading days ending on the day preceding the day we are informed of the investor's intent to exercise, less a

10% discount. However, the warrants contain anti-dilution provisions which decrease this exercise price and increase the number of ADSs purchasable if we sell or are deemed to sell any shares at below market price during the term of the warrants, which ends on November 24, 2003. The issuance of warrants to Fusion on October 17, 2002 triggered the anti-dilution provisions of this November 2000 issuance.

        On February 12, 2001, we entered into agreements whereby we issued 940,000 ordinary shares in ADS form at a price per share of $5.00 per unit to a total of 4 investors. We also issued warrants to purchase 470,000 ADSs to the investors at an exercise price of the lower of the average quoted closing sale price of our ADS's for the ten trading days ending on the day proceeding the date of the warrant holder's intent to exercise less a 10% discount, and $6.00. The warrants expire on February 12, 2004, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, we may cancel the warrants upon sixty days prior written notice. However, the warrants contain anti-dilution provisions which decrease this exercise price and increase the number of ADSs which may be issued, if we sell or are deemed to sell any shares at below market price during the term of the warrants. The issuance of warrants to Fusion was a sale which triggered the anti-dilution provisions in the warrants.

        As part of their warrant agreements, the investors may be entitled to cash payments upon the occurrence of certain Major Transactions, as defined in the warrant agreements, including change of control provisions. Cash payments are determined in a methodology described in the agreement. Such methodology is impacted by market price. A major transaction is defined as a merger, reorganizations or sale of all or substantially all assets of Insignia in which the stockholders of Insignia immediately prior to the transaction possess less than 50% of the voting power of the surviving entity (or its parent) immediately after the transaction.

        Under the December 1999 private placement, the investors were entitled to additional warrants to purchase ADS's at £0.20 nominal value per share if the average of the closing bid price of the ADS's over the ten days before an adjustment date was less than $4.23. The adjustment dates commenced on March 10, 2000 and occurred on the 10th of each month through March 10, 2001, inclusive. The rights for an adjustment date to occur would terminate upon release of at least $4.75 million of the funds held in escrow by Citrix on December 9, 1999. However, not enough of the funds held were released to trigger this termination. The calculated average bid price of our ADS's on all the adjustment dates exceeded $4.23 per share and consequently no adjustment occurred. The adjustment rights have now expired.

        We obtained a third-party valuation to allocate fair value to amounts received from the private placement between the ADSs and the warrants. In 1999 the amount allocated to mandatorily redeemable warrants totaled $1.440 million, of which $0.590 million was allocated to the warrants, and $0.850 million was allocated to the additional warrants. Of the remaining net proceeds received, $2.619 million was allocated to mandatorily redeemable capital. The $2.619 million of mandatorily redeemable capital was reclassed when the registration statement for the ADSs and the ADSs underlying the warrants issued in the December 1999 private placement became effective on March 28, 2000, of which $0.340 million was classified as ordinary shares and $2.279 million was classified as additional paid-in capital.

        Amounts classified as warrants will remain outside of shareholders' equity for the life of the warrant or until they are exercised, whichever occurs first. This classification reflects certain potential cash payments that may occur, should we complete a major transaction, such as a takeover, during the life of the warrants. If a major transaction had occurred as of December 31, 2002, the maximum cash payout would have been approximately $51,000 based on the estimated Black-Scholes value of the warrant.

        Limitations in the transaction agreements preclude these investors in question from achieving certain levels of beneficial ownership. The securities purchase agreement, the warrants and the additional warrants contain the restriction that we may not issue and a selling investor may not purchase, and the warrants and additional warrants may not be exercised for any ADSs if doing so would cause such investor to beneficially own more than 9.9% of the total ordinary shares in issue as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934. Under the additional warrants, if such investors are prohibited from exercising the additional warrant as a result of the 9.9% restriction, the selling investor may, at its option and in addition to its other rights under the securities purchase agreement and the warrant, retain the warrant or demand payment, in cash, from us in an amount calculated by the Black-Scholes formula multiplied by the number of ADSs for which the additional warrant was exercisable, without regard to any limits on exercise. The restrictions on the levels of beneficial ownership in these documents do not, however, restrict those investors from exercising the warrants or additional warrants up to those limitations, selling ADSs to decrease their level of beneficial ownership, and exercising the warrants to receive additional ADSs. This could result in additional dilution to the holders of our ADSs and a potential decrease in the price of the ADSs.

        Any significant downward pressure on the price of our ADSs as a result of the exercise of the warrants or additional warrants and the sale of material amounts of our ADSs could encourage short sales of our ADSs. Short sales could place further downward pressure on the price of our ADSs.

New accounting pronouncements

        In July 2001, the FASBs Emerging Issues Task Force (EITF) reached final consensus on EITF 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products ("EITF 00-25"). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be clasified in a vendor's financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products (EITF 01-09). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. We adopted these new standards in the quarter ended March 31, 2002. The implementation of EITF 00-25, EITF 01-09, and the accompanying interpretive guidance did not have a material impact on our financial position, results of operations, or cash flows.

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, "SFAS", No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other intangibles. Insignia adopted SFAS 142 effective January 1, 2002. The adoption of these statements, SFAS 141 and 142, did not have a material impact on our financial position, results of operations, or cash flows.

        In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143 ("SFAS 143") "Accounting for the Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. Earlier adoption is encouraged. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not believe the adoption of SFAS 143 will have a material effect on our financial position, results of operations, or cash flows.

        In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets", which was effective January 1, 2002. SFAS 144 supersedes FASB Statement 121, "Accounting for the Impairment or

Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions relating to the disposal of a segment of a business set forth in Accounting Principles Board Opinion No. 30". This Statement retains many of the fundamental provisions of SFAS 121 and expands the scope of discontinued operations to include more disposal transactions. We adopted SFAS 144 effective January 1, 2002. The implementation of SFAS 144 did not have a material effect on our financial position, results of operations, or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 during the first quarter ending March 31, 2003. The provisions of EITF 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. We will adopt SFAS 146 during the first quarter ending March 31, 2003 and do not believe the adoption of SFAS 146 will have a material effect on our financial position, results of operations, or cash flows.

        In April 2002, the EITF reached a final consensus on "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred", which was effective for financial statements beginning after December 31, 2001. EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations. We adopted EITF 01-14 effective January 1, 2002. We have historically recorded reimbursements of out-of-pocket expenses as net amounts in cost of services revenue in the statement of operations. In accordance with the transition guidance included in EITF 01-14, adoption required the reclassification of financial statements for prior periods presented for comparative purposes. The adoption of EITF 01-14 did not affect our net loss, financial position or cash flows. The reclassification did affect the presentation of certain revenue and cost of revenue items contained within our financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation—Transition and Disclosure-as Amendment to FAS 123". This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We have elected to continue accounting for employee stock option plans according to APB No. 25, and we adopted the disclosure requirements under SFAS No. 148 commencing on December 31, 2002.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements. We do not expect this adoption of FIN 46 to have a material impact on our financial position, results of operations or cash flows.

Risk Factors

        In addtion to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

We need additional financing to sustain our operations.

        We had working capital of $3.8 million at December 31, 2002, and our cash, cash equivalents, and restricted cash totaled $1.0 million at December 31, 2002. We had an operating cash flow deficit of $8.4 million for the twelve months ended December 31, 2002 and an operating cash flow deficit of $13.3 million for the year ended December 31, 2001. The sale of our JVM business to esmertec is expected to provide cash of $4,150,000 in 2003. Because our current financial resources are not expected to be sufficient to fund our operations or those of our subsidiaries, we need additional funds to continue these operations. There is no assurance that additional financing will be available to us on terms that are acceptable, or at all or that the esmertec transaction will be completed. These circumstances raise substantial doubt about our ability to continue as a going concern. Accordingly, the report of our independent accountants included on our consolidated financial statements which are included elsewhere in this annual report includes an explanation paragraph as to the uncertainty that we will continue as a going concern.

        We only have the right to receive $10,000 per trading day, up to an aggregate of $6 million over a period of 30 months under the agreement with Fusion Capital unless our stock price equals or exceeds $1.00, in which case the daily amount may be increased, at the option of Insignia, as the price of our shares increases. Fusion Capital will not have the right nor be obligated to purchase any of our shares on any trading days that the market price of our shares is less than $0.15 per share. Since we initially registered 10,000,000 shares for sale by Fusion Capital (in addition to 2,000,000 shares exercisable pursuant to warrants held by Insignia), the selling price of our shares to Fusion Capital will have to average at least $0.60 per share for us to receive the maximum proceeds of $6 million without registering additional shares. Assuming a purchase price of $0.39 per share (the closing sale price per share of our ADSs on October 30, 2002) and the purchase by Fusion Capital of the full 10,000,000 shares under the securities subscription agreement with Insignia, proceeds to us would be $3.9 million unless we choose to register more than 10,000,000 shares, which we have the right, but not the obligation, to do.

        In order to be in compliance with Nasdaq rules, we could not sell our ordinary shares to Fusion Capital at a price below $0.38, which represents the greater of the book value per share of our ordinary shares as of September 30, 2002 or the closing sale price per share of our ADSs on October 16, 2002. If we elect to sell our shares to Fusion Capital at a price per share below $0.38, we first would be required to obtain shareholder approval in order to be in compliance with the Nasdaq rules. Under the laws of England and Wales, we are not permitted to sell our ADSs at a purchase price that is less than the nominal value of our ordinary shares. Currently, the nominal value per ordinary share is £0.20.

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

If our stock price does not exceed $1.00 per share, we could be delisted from Nasdaq.

        Further, we may not be able to develop new products or enhance our existing products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Whether or not additional funds are raised through the issuance of debt securities, sale of additional equity or by other means, Insignia's stock price may not remain above $1.00. During the twelve months ended February 28, 2003, the closing price of our shares ranged from a high of $2.55 to a low of $0.25. Under the rules of the Nasdaq Stock Market, our stock price must remain above $1.00 per share for continued quotation of our shares on the Nasdaq National Market or the Nasdaq SmallCap Market. We received a letter from Nasdaq notifying us that we were not in compliance with this requirement and that we would be provided 90 calendar days, or until December 11, 2002, to regain compliance. In connection with this notification, we transferred the listing of our shares from the Nasdaq National Market to the Nasdaq SmallCap Market on January 9, 2003 to obtain additional time and flexibility to meet this requirement.

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

We may never achieve profitability if our Jeode and SSP product lines do not reach desired sales goals.

        Our future performance depends upon sales of products within our Jeode and SSP product lines. Revenues related to the Jeode product line accounted for 100% of our total revenue of $7.3 million for the twelve months ended December 31, 2002. We incurred an operating loss of $10.2 million for the twelve months ended December 31, 2002. Revenue from the SSP product line is expected in late 2003. We have reduced our current expense levels, which will require total revenues of more than $1.5 million per quarter to achieve an operating profit. Jeode or SSP may not achieve or sustain market acceptance or provide the desired revenue levels. The Jeode and SSP product lines are our sole product lines, and we rely, and expect to continue to rely upon, sales of Jeode and SSP products for our revenue in the future.

The long and complex process of licensing our Jeode and SSP product makes our revenue unpredictable.

        Our revenue is dependent upon our ability to license the Jeode and SSP product to third parties. Licensing our Jeode product is a long and complex process, which usually takes from 6 or 9 months to complete. The sales cycle for the SSP product is expected to take longer than the typical six to nine months. Before committing to license our products, potential customers must generally consider a wide range of issues including product benefits, infrastructure requirements, ability to work with existing systems, functionality and reliability. The process of entering into a development license with a company typically involves lengthy negotiations. Because of the sales cycle, it is difficult for us to predict when, or if, a particular prospect might sign a license agreement. Development license fees may be delayed or reduced because of this process. Upon completion of the sale of our JVM business to esmertec, our sole product line, which is still under development, will consist of our SSP products. The SSP product became available for lab and market trials in early 2003 and will be available for shipment to customers in the second half of 2003. We have limited history with sales initiatives for new products.

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

        In the first quarter of 1999, we signed a five-year Technology License and Distribution Agreement ("Distribution Agreement") agreement with Sun Microsystems, Inc. under which Sun established Insignia as a Sun authorized virtual machine provider. The Distribution Agreement also grants us immediate access to the Java compatibility test suite and the Java technology source code. The Distribution Agreement includes technology sharing and compatibility verification. Under the Distribution Agreement, we are required to pay Sun a per unit royalty on each Jeode-enabled smart device shipped by our customers, plus a royalty on all development licenses between our customers and us. In the third quarter of 2001, we amended our Distribution Agreement with Sun. The Amendment expanded the scope of the licensed technology, changed the royalty rate, limited the royalty obligations to only per units licensed, established a prepaid royalty schedule and extended the expiration date of the contract from March 2004 to June 2004. If the Distribution Agreement with Sun terminates or expires without renewal, we would not be able to market our Jeode product line. Any disruption in our relationship with Sun would likely impair our sales of Jeode. In addition, any termination of the

Distribution Agreement with Sun would likely adversely impact our ability to receive amounts to be paid under our agreement with esmertec in connection with the sale of the JVM business.

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

        We have experienced operating losses in each quarter since the second quarter of 1996. To achieve profitability, we will have to increase our revenue significantly. Our ability to increase revenues depends upon the success of our Jeode product line. Jeode has only been available since March 1999 and it may not achieve market acceptance. If we are unable to create revenues from Jeode in the form of development license fees, maintenance and support fees, commercial use royalties and non-recurring engineering services, our current revenues will be insufficient to sustain our business.

        For the fiscal year 2001 and 2002 we spent 69% and 77%, respectively, of our total revenues on sales and marketing. We expect to continue to incur disproportionately high sales and marketing expenses in the future. To market Jeode effectively, we must further develop direct sales channels in the smart device market. We will continue to incur the expenses for a sales and marketing infrastructure before we recognize significant revenue from sales of the product. Because customers in the smart device market tend to remain with the same vendor over time, we believe that we must devote significant resources to each potential sale. If potential customers do not design our products into their systems, the resources we have devoted to the sales prospect would be lost. If we fail to achieve and sustain significant increases in our quarterly sales, we may not be able to continue to increase our investment in these areas. With increased expenses, we must significantly increase our revenues if we are to become profitable.

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

        In addition, we also face significant risks associated with the development and future deployment of our SSP products and the successful execution of the related business strategy. Upon completion of the sale of the JVM business to esmertec, the SSP products will comprise our sole product line. During 2001, we began development of a range of SSP products for the mobile handset and wireless carrier industry. These SSP products build on our position as a Virtual Machine ("VM") supplier for manufacturers of mobile devices and allow wireless carriers to build valuable incremental services. The SSP product became available for lab and market trials in early calendar 2003 and will be available for shipment to customers in the second half of 2003. We have limited history with sales initiatives for new products. Additionally, the sales cycle for the SSP products is expected to take longer than the typical six to nine months to complete, as seen with the Jeode product.

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

        Sales from outside of the United States accounted for approximately 14% and 7% of our total revenue in fiscal year 2001 and 2002, respectively, and are expected to increase over time. We market Jeode to manufacturers of smart devices in Europe and Asia, particularly in Japan. Economic conditions in Asia and Europe generally and fluctuations in the value of the Japanese yen and the euro against the U.S. dollar and British pound sterling could impair our revenues and results of operations. International operations are subject to a number of other risks. These risks include:

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

Some security holders have rights under their warrants to purchase significant numbers of American Depository Shares ("ADSs") at nominal value upon the occurrence of specified events which, if triggered, would dilute the ownership interests of existing security holders.

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

        The prices for our ADSs have fluctuated widely in the past. During the 12 months ended February 28, 2003, the closing price per share of Insignia ranged from a high of $2.55 to a recent low of $0.25. Under the rules of The Nasdaq Stock Market, our stock price must remain above $1.00 per share for continued quotation of our shares on the Nasdaq SmallCap Market. Stock price volatility has had a substantial effect on the market prices of securities issued by us and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against high technology companies. We may in the future be the target of similar litigation. Regardless of the outcome, securities litigation may result in substantial costs and divert management attention and resources.

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

Item 7A—Quantitative and Qualitative Disclosures about Market Risk

        At December 31, 2002, we had $60,000 in cash held in foreign currencies as translated at period end foreign currency exchange rates. Most of our foreign currencies are British pound sterling and are primarily used for paying the local operating expenses of our U.K. office. The effect of foreign exchange rate fluctuations on operations resulted in income of $113,000 and $112,000 for the years ended December 31, 2002 and 2001, respectively. For the years ended December 31, 2002 and 2001, we did not engage in any foreign currency hedging activities.

Item 8—Consolidated Financial Statements and Supplementary Data

        The financial statements required by this Item are set forth at the pages indicated in Item 15 of Part IV of this Report on Form 10-K. The following table has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of this information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results of any future period.

        The following table provides selected quarterly consolidated financial data (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2002:
Revenues	$3,544	$1,892	$1,013	$807
Gross profit	2,333	926	789	624
Net loss	(972)	(1,487)	(2,878)	(3,083)
Basic net loss per share	(0.05)	(0.07)	(0.14)	(0.15)
Diluted net loss per share	$(0.05)	$(0.07)	$(0.14)	$(0.15)
2001:
Revenues	$1,696	$3,078	$2,368	$3,131
Gross profit	901	1,630	1,470	1,997
Net loss	(3,420)	(2,672)	(2,798)	(2,118)
Basic net loss per share	(0.18)	(0.14)	(0.14)	(0.11)
Diluted net loss per share	$(0.18)	$(0.14)	$(0.14)	$(0.11)
2000:
Revenues	$1,511	$3,051	$2,890	$3,314
Gross profit	750	2,318	1,562	2,845
Net loss	(3,158)	(602)	(2,310)	(744)
Basic net loss per share	(0.22)	(0.04)	(0.16)	(0.05)
Diluted net loss per share	$(0.22)	$(0.04)	$(0.16)	$(0.05)

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10—Directors and Executive Officers of the Registrant

Directors of the Company

        The names of the directors of Insignia, and certain information about them as of February 28, 2003, are set forth below:

Name of Director	Age	Principal Occupation	Director Since
Mark McMillan	39	Chief Executive Officer and President of Insignia	2003
Richard M. Noling	54	Former Chief Executive Officer of Insignia	1997
Nicholas, Viscount Bearsted (1)	53	Retired Chairman of the Board of Insignia	1988
Vincent S. Pino (1)(2)	54	Retired President of Alliance Imaging	1998
David G. Frodsham (1)	46	Chief Executive Officer of Argo Interactive Group	1999
John C. Fogelin (2)	37	Vice President and General Manager, Wind River Embedded Technologies Business Unit, Chief Technical Officer	2001

(1)
Member of the Audit Committee.
(2)
Member of the Compensation Committee.

        Mark E. McMillan was named Chief Executive Officer and a director of Insignia in February 2003. Mr. McMillan joined Insignia in November 1999 as Senior Vice President of Worldwide Sales and Marketing, was promoted to Executive Vice President of Worldwide Sales and Marketing in May, 2000 and Chief Operating Officer in October 2000. Mr. McMillan was promoted to President in July 2001. Before joining Insignia Mr. McMillan served as Vice President of Sales, Internet Division, for Phoenix Technologies Ltd. Prior to that, Mr. McMillan served as Phoenix's Vice President and General Manager of North American Operations. Before joining Phoenix, he was founder, CEO and general partner of Vision Technologies, LLC, a manufacturer of segment-zero personal computers. Prior to that, Mr. McMillan co-founded and served as President of Softworks Development Corporation, a regional distributor of PC components that he sold in 1991.

        Richard M. Noling has served as a director of Insignia since March 1997. He was Insignia's Chief Executive Officer from March 1997 to February 2003 and President from March 1997 to July 2001. He also served as Chief Financial Officer, Senior Vice President of Finance and Operations and Company Secretary between April 19, 1996 and October 1, 1997 and Chief Operations Officer between February and March 1997. From August 1995 to February 1996, Mr. Noling was Vice President and Chief Financial Officer at Fast Multimedia, Inc., a German-based computer software and hardware developer. From November 1994 to August 1995, he was Chief Financial Officer for DocuMagix Inc., a personal paper management software company. From June 1991 to October 1994, Mr. Noling served as Senior Vice President and Chief Financial Officer for Gupta Corporation. He received a Bachelor of Arts degree in aerospace and mechanical engineering science from the University of California (San Diego) in 1970. He received an M.A. degree in theology from the Fuller Theological Seminary in 1972, and an M.S. degree in business administration in 1979 from the University of California (Irvine).

        Nicholas, Viscount Bearsted has served as Chairman of the of Insignia since March 1997 and as a director of Insignia since January 1988. He also served as Chairman of the Board from January 1988 to

March 1995, and he was Insignia's Chief Executive Officer from September 1988 until September 1993. From May 1999 to July 2000 he also served as Chief Executive Officer of Airpad Ltd., a company based in the United Kingdom that developed and manufactured peripheral products for the games console and personal computer market. From January 1996 to May 1996, he served as Chief Executive Officer and a director, and from April 1994 to January 1996, as Deputy Chief Executive Officer and a director, of Hulton Deutsch Collection Ltd., a photographic content provider. He founded Alliance Imaging Inc. in 1984 and served as a senior executive until 1987 and as a director until 1988. Since 1980, he has been a corporate and computer consultant. He received a Bachelors degree in chemistry from Oxford University in 1972. He also serves as a Director of Mayborn Group plc.

        Vincent S. Pino was appointed a director of Insignia in October 1998. He served as President of Alliance Imaging, Inc. since February 1998, and retired in November 2000. Alliance Imaging is a provider of diagnostic imaging and therapeutic services. Mr. Pino began his association with Alliance in 1988 as Chief Financial Officer. From 1991 through 1993 Mr. Pino held the position of Executive Vice President and Chief Financial Officer. From 1986 to 1988, Mr. Pino was President of Pacific Capital, where he provided financial consulting services to corporations and publicly registered real estate limited partnerships. Prior to joining Pacific Capital, Mr. Pino held executive staff positions with Petrolane Incorporated, a diversified services company. Mr. Pino received an MBA and a B.S. degree in finance from the University of Southern California in 1972 and 1970, respectively.

        David G. Frodsham was appointed a director of Insignia in August 1999. He currently serves as Chief Executive Officer of Argo Interactive Group plc, a British software company specializing in device intelligence from wireless internet. Previously he was Chief Operating Officer with Phoenix Technologies Ltd. from 1998 through 1999. At Phoenix, he was the General Manager Europe from 1994 to 1996, Vice President and General Manager, PC Division during 1997, and Senior Vice President Products Division from 1997 to 1998. Prior to that he founded and was CEO for Distributed Information Processing Research Ltd., involving software design for the handheld/palmtop market. Before that he was International Business Manager with Psion PLC, and also held technical and marketing positions with SEL and Zeneca. He received a B. Sc. from Kings College, London and an MBA from INSEAD in France.

        John C. Fogelin was appointed a director of Insignia in January, 2001. He currently serves as a Wind River Fellow. Mr. Fogelin oversees all aspects of research and development for the Wind River Tornado tools and VXWorks operating system. He served in various other positions at Wind River Systems, Inc. since 1987. Prior to wind River Systems, Mr. Fogelin designed hardware for embedded applications used in devices ranging from biomedical equipment to arcade games.

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

Form 5 for Al Wood, Insignia's former CFO, was filed February 21, 2003. The required filing was February 14, 2003; Form 5 for George Buchan, Senior Vice President of Engineering and UK General Manager, was filed February 19, 2003. The required filing was February 14, 2003; Form 4 for Nicholas,

Viscount Bearsted, retired Chairman of the Board of Insignia was filed February 14, 2003. The required filing was November 1, 2002.

Item 11—Executive Compensation

        The following table sets forth all compensation awarded to or earned or paid for services rendered in all capacities to Insignia and its subsidiaries during each of 2002, 2001 and 2000 by Insignia's Chief Executive Officer and each of Insignia's four most highly compensated officers who were serving as executive officers at the end of 2002, as well as one former Chief Financial Officer who left Insignia during 2002 (the "Named Officers"). This information includes the dollar values of base salaries and bonus awards, the number of shares subject to options granted and certain other compensation, whether paid or deferred.

Summary Compensation Table

		Annual Compensation				Long Term Compensation Awards
Name and Principal Positions	Year	Salary($)	Bonus($)(1)	Other Annual Compensation($)		Securities Underlying Options(#)	All Other Compensation($)(2)
Richard M. Noling (3) Former Chief Executive Officer, Former Acting Chief Financial Officer and Former Company Secretary	2002 2001 2000	235,886 232,708 241,032	— 50,568 103,403	— — —		— 139,000 20,000	— 900 1,080
Mark E. McMillan (4) President	2002 2001 2000	223,683 217,708 179,032	— 20,092 80,121	— — —		50,000 134,500 175,000	1,080 1,080 1,080
George Buchan Senior Vice President of Engineering and UK General Manager	2002 2001 2000	166,723 164,515 160,387	— 32,329 62,845	19,635 19,206 20,163	(5) (5) (5)	25,000 99,000 —	17,181 16,805 16,039
Peter Baldwin (6) Executive Vice President, Operations	2002	280,495	—	—		175,000	810
Peter Bernard (7) Vice President, Product Marketing	2002	140,228	40,000	—		25,000	810
Albert J. Wood (8) Former Chief Financial Officer, Company Secretary and Senior Vice President	2002 2001	209,898 149,679	— 30,615	— —		50,000 155,000	900 540

(1)
Bonuses paid to the executive officers are based on a target bonus set for each officer each quarter, adjusted by Insignia's operating results over plan and the executive officer's performance against quarterly qualitative goals. All executive officer bonuses are at the discretion of the Compensation Committee of the Board.
(2)
Represents Insignia contributions to defined contribution employee benefit plans.
(3)
Mr Noling joined Insignia in March 1996. His last day with Insignia was February 17, 2003.
(4)
Mr. McMillan joined Insignia in November 1999 as Senior Vice President of Worldwide Sales and Marketing. He was appointed Executive Vice President of Worldwide Sales and Marketing in April 2000, and Chief Operating Officer in October 2000. Mr. McMillan was appointed President of Insignia in July, 2001, and Chief Executive Officer in February, 2003.

(5)
Represents the payment of a Company car allowance
(6)
Mr. Baldwin joined Insignia in September 2001. His last day with Insignia was February 17, 2003.
(7)
Mr. Bernard joined Insignia in October 2001.
(8)
Mr. Wood joined Insignia in March 2001. His last day with Insignia was October 21, 2002.

        The following table sets forth further information regarding individual grants of rights to purchase ordinary shares during 2002 to each of the Named Officers. In accordance with the rules of the SEC, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compounded share price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises depend upon the future performance of the ordinary shares and ADSs. There can be no assurance that the potential realizable values shown in this table will be achieved.

Option Grants in 2002

						Potential Realizable Value at Assumed Annual Rates of Share Price Appreciation for Option Term(1)
	Number of Securities Underlying Options Granted (#)
			Percent of Total Options Granted to Employees in 2002
Name				Exercise Price ($/Sh)	Expiration Date
						5%($)	10%($)
Richard M. Noling	—		—	—	—	—	—
Mark E. McMillan	50,000	(2)	10%	$1.34	01/24/12	42,136	106,781
George Buchan	25,000	(2)	5%	$1.34	01/24/12	21,068	53,390
Peter Baldwin	175,000	(2)	34%	$1.70	01/24/12	187,096	474,138
Peter Bernard	25,000	(2)	5%	$2.15	04/23/12	33,803	85,664
Albert J. Wood	50,000	(2)	10%	$1.34	01/24/12	42,136	106,781

(1)
The 5% and 10% assumed annual compound rates of share price appreciation are mandated by rules of the SEC and do not represent Insignia's estimate or projection of future ordinary share or ADS prices.
(2)
These incentive options were granted pursuant to Insignia's 1995 Incentive Stock Option Plan for U.S. Employees. These options vest and become exercisable at the rate of 2.0833% of the shares for each full month that the optionee renders service to Insignia. The option exercise price is equal to the fair market value of Insignia's ordinary shares on the date of grant and the options expire ten years from the date of grant, subject to earlier termination upon termination of employment. Upon termination or constructive termination following a change of control of Insignia, 25% of options granted will be subject to accelerated vesting subject to a minimum 50% having vested.
(3)
These incentive options were granted pursuant to Insignia's 1995 Incentive Stock Option Plan for U.S. Employees. These options vest and become exercisable as to 25% of the shares on the first anniversary of the date of grant and thereafter at the rate of 2.0833% of the shares for each full month that the optionee renders services to Insignia. The option exercise price is equal to the fair market value of the Company's ordinary shares on the date of grant and the options expire ten years from the date of grant, subject to earlier termination upon termination of employment. Upon termination or constructive termination following a change of control of Insignia, 25% of options granted will be subject to accelerated vesting subject to a minimum 50% having vested.
(4)
These incentive options were granted pursuant to Insignia's 1995 Incentive Stock Option Plan for U.S. Employees. These options vest and become exercisable at the rate of 8.3333% of the shares for each full month that the optionee renders service to Insignia. The option exercise price is equal to the fair market value of the Company's ordinary shares on the date of grant and the options expire ten years from the date of grant, subject to earlier termination upon termination of employment. Upon termination or constructive termination following a change of control of Insignia, 25% of options granted will be subject to accelerated vesting subject to a minimum 50% having vested.

        The following table sets forth certain information concerning the exercise of options by each of the Named Officers during 2002, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable rights to acquire shares as of December 31, 2002. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding rights to acquire shares and $0.35 per share, which was the closing price of the ADSs as reported on the Nasdaq SmallCap Market on December 31, 2002.

Aggregated Option Exercises in 2002 and
Year-End Option Values

			Number of Securities Underlying Unexercised Options at Year-End (#)		Value of Unexercised In-the-Money Options at Year-End($)(2)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard M. Noling	—	—	574,550	63,750	—	—
Mark E. McMillan	—	—	314,708	194,792	—	—
George Buchan	—	—	253,063	60,938	—	—
Peter Baldwin	—	—	87,417	212,583	—	—
Peter Bernard	—	—	25,417	29,583	—	—
Albert J. Wood	—	—	96,146	108,854	—	—

(1)
"Value Realized" represents the fair market value of the shares underlying the options on the date of exercise less the aggregate exercise price of the options.
(2)
For purposes of the table, all amounts in pounds sterling were converted to U.S. dollars using $1.56 per pound sterling, the exchange rate in effect as of December 31, 2002.

Employment agreements

        Effective March 25, 1997, Mr. Noling entered into an employment agreement with us, which is terminable by either party upon six month's notice and by us for cause at any time. In connection with such agreement, Mr. Noling was granted options to purchase (i) 100,000 ordinary shares at an exercise price of $1.969, such options being 100% vested and immediately exercisable, (ii) 100,000 ordinary shares at an exercise price of $1.969, such options to vest and become exercisable at the rate of 2.0833% of the shares on the first day of each month following the date of grant and (iii) 200,000 ordinary shares on the day of the 1997 Annual General Meeting, such options to vest and become exercisable at the rate of 2.0833% of the shares on the first day of each month following the date of grant. The Annual General Meeting was held on May 29, 1997 and the options were granted at an exercise price of $2.375. 100,000 of these options are subject to accelerated vesting and exercisability should Insignia meet certain earnings per share ("EPS") targets as follows: (a) 25,000 options are accelerated should the EPS exceed $0.07 for 2 consecutive quarters (b) 37,500 options are accelerated should the EPS exceed $0.14 for 2 consecutive quarters and (c) 37,500 options are accelerated should the EPS exceed $0.21 for 2 consecutive quarters, with a maximum of one early vesting event per quarter. These 100,000 options fully vest upon a takeover or merger of Insignia.

        The employment agreement continues through May 31, 2001, and is automatically extended for an additional year at the end of the term unless either party gives notice six months prior to November 30, 2000 to terminate effective upon the expiration of the then current term. In the event of any business combination resulting in a change of control of Insignia or in the event of disposal of a majority of the assets of Insignia, and the termination or constructive termination of Mr. Noling's employment, Mr. Noling shall receive his then current full salary for a period of twelve months following such termination. In addition he shall be entitled to continued vesting and exercisability of his options for a period of twelve months after termination and shall be entitled to participate in our employee benefits on the same basis as if he were an employee.

        In connection with the termination of Mr. Noling's employment in February 2003, Insignia entered into a separation agreement with Mr. Noling pursuant to which Insignia has agreed to pay as severance to Mr. Noling his regular monthly base salary for a six-month period, which severance will be reduced to 50% of his base salary in the event that Mr. Noling commences new employment during such period. In the event that Insignia is acquired within six months following the date of termination of his employment, the severance period will be extended for an additional six months. All stock options held by Mr. Noling will continue to vest for so long as he continues to serve as a member of the board of directors.

        On February 13, 2001, Insignia entered into a promissory note with Mr. Noling whereby Mr. Noling borrowed $150,000 from the U.S.-based subsidiary of Insignia. The promissory note is due in three equal installments, on each annual anniversary from the date of the note. The note was amended on January 24, 2002 to extend the first and subsequent installments one year. The first installment was due on February 13, 2003. Mr. Noling's employment was terminated with Insignia effective February 14, 2003. They forgave, effective March 6, 2003 the balance of the loan, $125,362.50, in lieu of any bonus compensation. In addition, on July 17, 2001, Mr. Noling received an interest free loan of $50,000. The $50,000 loan was repaid in full on September 30, 2001.

        With effect from April 1, 1997, Nicholas, Viscount Bearsted, Chairman of Insignia, entered into a Consulting Agreement with Insignia whereby he acts as consultant to Insignia providing advice and assistance as the Board may from time to time request. The agreement was amended April 20, 1998 and deleted his commitment to provide services to Insignia and Insignia's commitment to pay him a minimum amount. He has agreed to remain available to perform services as requested by Insignia. The agreement is terminable by either party upon six month's advance written notice and by Insignia for cause at any time. In the event of any business combination resulting in a change of control of Insignia or in the event of disposal of a majority of the assets of Insignia, and termination or constructive termination of his consultancy, Nicholas, Viscount Bearsted will be entitled to receive an additional twenty-six week's consultancy fees.

        In January 1993, Mr. Buchan entered into an employment agreement with Insignia, as amended on March 6, 2001, which may be terminated by either party upon six months' notice and by Insignia for cause at any time.

        In October 2002, Mr. Wood entered into a separation agreement and mutual release with Insignia, pursuant to which Mr. Wood is eligible to receive (i) payments equal to four months, base salary (less applicable taxes); (ii) full benefits during the severance period; (iii) further payment contingent upon certain company events; and (iv) continued stock option vesting over the severance period.

Compensation committee interlocks and insider participation

        The Compensation Committee of the Board (the "Committee") makes all decisions involving the compensation of executive officers of Insignia. The Committee consists of the following non-employee directors: Vincent S. Pino and John C. Fogelin.

Director compensation

        Insignia pays each outside director $1,000 for every regular meeting attended, $2,500 per quarter of service on the Board, $500 per quarter for service on each committee, plus $500 for each committee meeting attended, and reimburses outside directors for reasonable expenses in attending meetings of the Board. The Chairman of the Board receives an additional $1,500 per quarter. Effective October 1, 2001, each quarterly payment is reduced by 10%. This reduction was cancelled in April 2002 and reverted back to the original rates. In addition, each new outside director will be granted an option to purchase 15,000 shares and each outside director will be granted an option to purchase 5,000 shares annually for so long as he serves as an outside director. For information concerning the compensation of Mr. Noling and Nicholas, Viscount Bearsted, see "Employment Agreements."

Item 12—Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information, as of February 28, 2003, with respect to the beneficial ownership of Insignia's ordinary shares by (i) each shareholder known by Insignia to be the beneficial owner of more than 5% of Insignia's ordinary shares, (ii) each director, (iii) each Named Officer, and (iv) all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Nicholas, Viscount Bearsted (2)	732,946	3.6%
Richard M. Noling (3)	598,548	2.9%
Mark E. McMillan (4)	374,000	1.8%
Peter Baldwin (5)	318,600	1.6%
George Buchan (6)	282,075	1.4%
Vincent S. Pino (7)	244,332	1.2%
David G. Frodsham (8)	77,400	*
John C. Fogelin (9)	26,000	*
Peter Bernard (10)	17,500	*
All directors and executive officers as a group (9 persons) (11)	2,720,151	12.4%

*
Less than 1%
(1)
Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares subject to options that are currently exercisable or exercisable within 60 days of February 28, 2003 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)
Includes 96,000 shares subject to options that were exercisable within 60 days of February 28, 2003. Nicholas, Viscount Bearsted is Chairman of the Board of Insignia.
(3)
Includes 584,550 shares subject to options that were exercisable within 60 days of February 28, 2003. Mr. Noling is the former President, Chief Executive Officer, and is a director of Insignia.
(4)
Includes 372,000 shares subject to options that were exercisable within 60 days of February 28, 2003. Mr. McMillan is President and Chief Executive Officer of Insignia.
(5)
Represents shares subject to options that were exercisable within 60 days of February 28, 2003. Mr. Baldwin served as Executive Vice President, Operations from September 17, 2001 to February 14, 2003.

(6)
Includes 261,813 shares subject to options that were exercisable within 60 days of February 28, 2003. Mr. Buchan is Senior Vice President of Engineering and UK General Manager of Insignia.
(7)
Includes 34,126 shares subject to options that were exercisable within 60 days of February 28, 2003. Mr. Pino is a director of Insignia.
(8)
Includes 36,000 shares subject to options that were exercisable within 60 days of February 28, 2003. Mr. Frodsham is a director of Insignia.
(9)
Represents shares subject to options that were exercisable within 60 days of February 28, 2003. Mr. Fogelin is a director of Insignia.
(10)
Represents shares subject to options that were exercisable within 60 days of February 28, 2003. Mr. Bernard is Vice President of Product Marketing.
(11)
Includes the shares indicated as included in footnotes (4) through (10).

Equity Compensation Plan Information

        The following table presents information about our common stock that may be issued upon the exercise of options under all our existing equity compensation plans as of December 31, 2002. Each of these plans have been approved by our shareholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	3,585,339	3.04	2,271,351
Equity compensation plans not approved by security holders	—	—	—
Total	3,585,339	3.04	2,271,351

        Please refer to footnote 3 in the notes to financial statements included in this annual report on Form 10-K for a description of our equity compensation plans.

Item 13—Certain Relationships and Related Transactions

        On March 20, 2000, we entered into a binding agreement with a director and members of his family whereby they would provide us a $5.0 million line of credit with a commitment fee of four points based upon the total amount of the line and draw down/termination fee of two points for the first draw down or termination. The interest rate on amounts drawn down was at prime plus 2% until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash at the repayment date. We drew down a total of $3.0 million of the line of credit during 2000. A total of 19,994 ordinary shares in ADS form were issued as payment for draw down fees under the line of credit arrangement. On November 27, 2000 we repaid this sum, along with all accrued interest and the termination fee due. The agreement expired on March 20, 2001.

        On February 13, 2001, Insignia entered into a promissory note with Richard M. Noling, President and Chief Executive Officer of Insignia whereby Mr. Noling borrowed $150,000 from the U.S.-based subsidiary of Insignia. The promissory note is due in three equal installments, on each annual anniversary from the date of the note. The note was amended on January 24, 2002 to extend the first and subsequent installments one year. The first installment was due on February 13, 2003. Mr. Noling's employment was terminated with Insignia effective February 14, 2003. The forgave, effective March 6, 2003 the balance of the loan, $125,362.50, in lieu of any bonus compensation. Interest accrues on the unpaid principal balance at a rate per annum equal to the prime lending rate of interest as listed in the Wall Street Journal plus 1%. Accrued interest is due and payable monthly in arrears on the last calendar day of each month, beginning March 31, 2001. In addition, on July 17, 2001, Mr. Noling received an interest free loan of $50,000. The $50,000 loan was repaid in full on September 30, 2001.

        We recognized revenue of $4,200,000, $4,975,000 and $310,000, respectively, from Phoenix Technologies Ltd. In 2002, 2001 and 2000. The CEO of Phoenix Technologies Ltd. was also a director on Insignia's from March 1997 until March 2001.

        In 2002, 2001 and 2000, we recognized revenue of $300,000, $330,000 and $2,350,000, respectively, from Wind River Systems, Inc. ("Wind River"). Wind River participated in a private placement of equity in Insignia in February 2001 on the same terms as the other three investors in the private placement (see Note 9). Wind river paid the aggregate purchase price of $2,000,000 for 400,000 ordinary shares represented by ADRs and warrants to purchase 200,000 ordinary shares represented by ADRs. In addition, a Vice President of Wind River, John C. Fogelin, was appointed to Insignia's in January 2001.

        Since January 1, 2002, there has not been, nor is there currently proposed, any other transaction or series of transactions to which Insignia or any of its subsidiaries was or is to be a party in which the amount involved exceeds $60,000 and in which any executive officer, director or holder of more than 5% of our ordinary shares had or will have a direct or indirect material interest other than (i) normal compensation arrangements, which are described under Item 11 above, (ii) the transactions described under "Compensation Committee Interlocks and Insider Participation" in Item 11 above, and (iii) the transactions described under "Employment Agreements" in Item 11 above.

Item 14—Controls and Procedures

        We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer within the 90-day period prior to the filing of this Annual Report on Form 10-K. The principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  1. Financial Statements

    The following documents are filed as part of this Annual Report on Form 10-K:

    2.
    Financial Statement Schedule

    The following financial statement schedule is filed as a part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements:

Document	Page
Schedule II—Valuation and Qualifying Accounts	90

    All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

  (b)
  Reports on Form 8-K

    Insignia filed during the quarter ended December 31, 2002 a report on Form 8-K reporting under Item 5 a private placement under a Securities Subscription Agreement dated October 22, 2002 between Insignia and Fusion Capital Fund II, LLC.

  (c)
  Exhibits

    The following exhibits are filed as part of this Report:

Exhibit Number	Exhibit Title
2.01	—Asset Purchase Agreement dated as of January 10, 1998, by and among Citrix Systems, Inc., Citrix Systems UK Limited and Registrant. (4)**
2.02	—Amendment No. 1 to Asset Purchase Agreement dated as of February 5, 1998, by and among Citrix Systems, Inc., Citrix Systems UK Limited and Registrant. (4)**
3.02	—Registrant's Articles of Association. (1)
3.04	—Registrant's Memorandum of Association. (1)
4.01	—Form of Specimen Certificate for Registrant's Ordinary Shares. (1)
4.02	—Deposit Agreement between Registrant and The Bank of New York. (2)
4.03	—Form of American Depositary Receipt (included in Exhibit 4.02). (2)
10.01	—Registrant's 1986 Executive Share Option Scheme, as amended, and related documents. (1)*
10.02	—Registrant's 1988 U.S. Stock Option Plan, as amended, and related documents. (1)*

10.03	—Registrant's 1995 Incentive Stock Option Plan for U.S. Employees and related documents, as amended (incorporated by reference to Exhibit 4.04 to Registrant's Registration Statement on Form S-8 filed on December 13, 2000 (File No. 333-51760)).*
10.05	—Insignia Solutions Inc. 401(k) Plan. (1)*
10.06	—Registrant's Small Self-Administered Pension Plan Definitive Deed and Rules. (1)*
10.10	—Executive's Employment Agreement dated January 1, 1993 between Registrant and George Buchan. (1)*
10.14	—Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (1)*
10.16	—Lease between Registrant and The Standard Life Assurance Company dated November 3, 1992 and related documents. (1)
10.28	—Registrant's U.K. Employee Share Option Scheme 1996, as amended (incorporated by reference to Exhibit 4.05 to Registrant's Registration Statement on Form S-8 filed on December 13, 2000 (File No. 333-51760)).*
10.33	—Employment Agreement effective March 25, 1997 between Registrant and Richard M. Noling. (3)*
10.34	—Consulting Agreement effective April 1, 1997 between Registrant and Nicholas, Viscount Bearsted. (3)*
10.36	—Source Code License and Binary Distribution Agreement dated as of September 29, 1997 between Registrant and Silicon Graphics, Inc. (3)
10.38	—Lease Agreement between Insignia Solutions, Inc. and Lincoln-Whitehall Pacific, LLC, dated December 22, 1997 (incorporated by reference to the exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
10.42	—Registrant's 1995 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 4.06 to Registrant's Registration Statement on Form S-8 filed on April 12, 2000 (File No. 333-34632)).*
10.44	—Lease agreement between Registrant and Comland Industrial and Commercial Properties Limited dated August 12th, 1998 for the Apollo House premises and the Saturn House premises (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.46	—Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 (incorporated by reference to the exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.50	—License, Distribution, and Asset Purchase Agreement between Registrant and FWB Software, LLC dated October 6, 1999 (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.51	—Registration Rights Agreement dated as of October 20, 1999, by and between Registrant and Quantum Corporation (incorporated by reference to Exhibit 4.14 to Registrant's Registration Statement on Form S-3 filed on February 13, 2001 (File No. 333-55498)).
10.52	—Securities Purchase Agreement dated as of December 9, 1999, between Registrant and Castle Creek Technology Partners LLC (incorporated by reference to Exhibit 10.50 to Registrant's Current Report on Form 8-K filed on December 15, 1999).

10.53	—Securities Purchase Agreement dated as of December 9, 1999, between Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.51 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.54	—Registration Rights Agreement dated as of December 9, 1999, between Registrant and Castle Creek Technology Partners LLC (incorporated by reference to Exhibit 4.05 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.55	—Registration Rights Agreement dated as of December 9, 1999, between Registrant and the Purchasers named therein (incorporated by reference to Exhibit 4.08 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.56	—ADSs Purchase Warrant issued to Castle Creek Technology Partners LLC dated December 9, 1999 (incorporated by reference to Exhibit 4.06 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.57	—ADSs Purchase Reset Warrant issued to Castle Creek Technology Partners LLC dated December 9, 1999 (incorporated by reference to Exhibit 4.07 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.58	—Form of ADSs Purchase Warrant issued December 9, 1999 (incorporated by reference to Exhibit 4.09 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.59	—Form of ADSs Purchase Reset Warrant issued December 9, 1999 (incorporated by reference to Exhibit 4.10 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.60	—Line of Credit Loan Agreement and Promissory Note dated as of March 20, 2000 by and between Registrant and Vincent S. Pino, Rosemary G. Pino, Michael V. Pino and Tiffany R. Pino (incorporated by reference to Exhibit 4.15 to Registrant's Registration Statement on Form S-3 filed on February 13, 2001 (File No. 333-55498)).
10.61	—Form of Subscription Agreement for the Purchase of units dated November 24, 2000 (incorporated by reference to Exhibit 10.52 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.62	—Warrant Agreement, dated as of November 24, 2000, between Registrant and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.53 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.63	—Form of ADSs Purchase Warrant issued November 24, 2000 (incorporated by reference to Exhibit 4.11 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.64	—ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated November 24, 2000 (incorporated by reference to Exhibit 4.12 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.65	—OEM Agreement between Wind River Systems, Inc. and Insignia Solutions, Inc., dated December 22, 2000, as amended. (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)**
10.66	—Form of Subscription Agreement for the Purchase of units dated February 12, 2001 (incorporated by reference to Exhibit 10.54 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.67	—Warrant Agreement, dated as of February 12, 2001, between Registrant and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.55 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.68	—Form of ADSs Purchase Warrant issued February 12, 2001 (incorporated by reference to Exhibit 4.13 to Registrant's Current Report on Form 8-K filed on February 15, 2001).

10.69	—ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated February 12, 2001 (incorporated by reference to Exhibit 4.14 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.70	—Amendment No. 3, dated September 28, 2001, to the Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001). **
10.71	—Addendum, dated June 6, 2001, to the Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001). **
10.72	—Master Support Agreement between Sun Microsystems, Inc. and Registrant, dated September 28, 2001 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001). **
10.73	—Accounts receivable financing agreement between Silicon Valley Bank and Insignia Solutions Inc. dated March 28, 2002 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 2002).
10.74	—Form of Registration Rights Agreement by and between Registrant and Fusion Capital II, LLC (incorporated by reference to Exhibit 10.74 to Registrant's Current Report on Form 8-K filed on October 22, 2002).
10.75	—Redeemable Warrant by and between Registrant and Fusion Capital II, LLC dated October 17, 2002 (incorporated by reference to Exhibit 10.74 to Registrant's Current Report on Form 8-K filed on October 22, 2002).
10.76	—Non-Redeemable Warrant by and between Registrant and Fusion Capital II, LLC dated October 17, 2002 (incorporated by reference to Exhibit 10.74 to Registrant's Current Report on Form 8-K filed on October 22, 2002).
10.77	—Securities Subscription Agreement by and between Registrant and Fusion Capital II, LLC dated October 17, 2002 (incorporated by reference to Exhibit 10.74 to Registrant's Current Report on Form 8-K filed on October 22, 2002).
21.01	—List of Registrant's subsidiaries. (2)
23.01	—Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.01	—Power of Attorney (included on signature page).
99.01	—Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

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

INSIGNIA SOLUTIONS PLC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$726	$8,643
Restricted cash	250	—
Accounts receivable, net	931	6,015
Tax receivable	702	—
Prepaid royalties	1,000	1,139
Prepaid expenses	695	851
Other current assets	438	418

Total current assets	4,742	17,066
Property and equipment, net	230	352
Restricted cash	—	250
Prepaid royalties	1,381	—
Other noncurrent assets	100	100

	$6,453	$17,768

LIABILITIES, MANDATORILY REDEEMABLE WARRANTS AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$665	$1,011
Accrued liabilities	950	1,179
Deferred revenue	534	4,054
Income taxes payable	191	189

Total current liabilities	2,340	6,433

Mandatorily redeemable warrants (Note 9)	1,440	1,440

Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred shares, £0.20 par value: 3,000,000 shares authorized; no shares issued	—	—
Ordinary shares, £0.20 par value: 50,000,000 shares authorized; 20,083,599 shares and 19,500,313 shares issued and outstanding in 2002 and 2001, respectively	6,444	6,278
Additional paid-in capital	59,901	58,869
Accumulated deficit	(63,211)	(54,791)
Accumulated other comprehensive loss	(461)	(461)

Total shareholders' equity	2,673	9,895

	$6,453	$17,768

The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000
Net revenues:
License	$5,714	$8,224	$8,987
Service	1,542	2,049	1,779

Total net revenues	7,256	10,273	10,766

Costs of net revenues:
License	1,943	3,768	2,826
Service	641	507	465

Total cost of net revenues	2,584	4,275	3,291

Gross margin	4,672	5,998	7,475

Operating expenses:
Sales and marketing	5,558	7,058	5,376
Research and development	5,640	6,220	5,960
General and administrative	3,356	4,155	3,733
Restructuring	296	292	—

Total operating expenses	14,850	17,725	15,069

Operating loss	(10,178)	(11,727)	(7,594)
Interest income (expense), net	75	455	(129)
Other income (expense), net	(431)	112	124

Loss before income taxes	(10,534)	(11,160)	(7,599)
Benefit for income taxes	(2,114)	(152)	(785)

Net loss	$(8,420)	$(11,008)	$(6,814)

Net loss per share:
Basic	$(0.42)	$(0.57)	$(0.47)

Diluted	$(0.42)	$(0.57)	$(0.47)

Weighted average shares and share equivalents:
Basic	19,937	19,248	14,571

Diluted	19,937	19,248	14,571

The accompanying notes are an integral part of these consolidated financial statements

INSIGNIA SOLUTIONS PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(amounts in thousands, except share data)

	Ordinary Shares				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount
Balances, December 31, 1999	14,039,602	$4,304	$35,106	$(36,969)	$(461)	$1,980
Shares issued under private placement	—	340	2,279	—	—	2,619
Shares issued under employee stock plans	234,261	73	626	—	—	699
Shares issued under line of credit	19,994	6	242	—	—	248
Shares issued for conversion of debt	251,333	72	968	—	—	1,040
Shares issued under private placement	3,600,000	1,081	14,896	—	—	15,977
Net loss	—	—	—	(6,814)	—	(6,814)

Balances, December 31, 2000	18,145,190	5,876	54,117	(43,783)	(461)	15,749
Shares issued under employee stock plans	94,823	27	218	—	—	245
Shares issued upon exercise of warrant	282,500	82	600	—	—	682
Shares issued under private placement	977,800	293	3,934	—	—	4,227
Net loss	—	—	—	(11,008)	—	(11,008)

Balances, December 31, 2001	19,500,313	6,278	58,869	(54,791)	(461)	9,895
Shares issued under employee stock plans	183,226	53	122	—	—	175
Shares issued upon exercise of warrant	400,000	113	367	—	—	480
Warrant issue costs per Black-Scholes model			544			544
Shares issued under private placement	60	—	(1)	—	—	(1)
Net loss	—	—	—	(8,420)	—	(8,420)

Balances, December 31, 2002	20,083,599	$6,444	$59,901	$(63,211)	$(461)	$2,673

The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(8,420)	$(11,008)	$(6,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	242	323	420
Allowance for doubtful accounts	(438)	446	(49)
Warrant valuation	544	—	—
Other	5	6	40
Net changes in operating assets and liabilities:
Accounts receivable	5,522	(3,076)	(3,147)
Tax receivable	(702)
Prepaid royalties	(1,242)	(1,139)	(50)
Prepaid expenses	156	(175)	—
Other current assets	(20)	(6)
Other noncurrent assets	—	(100)	—
Accounts payable	(346)	(85)	389
Accrued liabilities	(229)	(654)	159
Accrued royalties	—	(770)	(1,557)
Income taxes payable	2	(361)	362
Deferred revenue	(3,520)	3,156	(451)

Net cash used in operating activities	(8,446)	(13,443)	(10,698)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	2	2	3
Proceeds from restricted cash	—	120	—
Purchases of property and equipment	(127)	(171)	(310)
Product line sale proceeds held in escrow	—	—	(290)
Product line sale proceeds released from escrow	—	5,050	1,300
Proceeds from sale of minority share stock	—	—	325

Net cash provided by (used in) investing activities	(125)	5,001	1,028

Cash flows from financing activities:
Payments made under capital leases	—	—	—
Proceeds from convertible debt	—	—	—
Proceeds from share issuance for line of credit	—	—	248
Proceeds from issuance of shares, net	(1)	4,227	15,977
Proceeds from exercise of warrants	480	682	—
Proceeds from exercise of stock options and ESPP	175	245	699

Net cash provided by financing activities	654	5,154	16,924

Net increase (decrease) in cash and cash equivalents	(7,917)	(3,288)	7,254
Cash and cash equivalents at beginning of the year	8,643	11,931	4,677

Cash and cash equivalents at the end of the year	$726	$8,643	$11,931

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$209
Supplemental non-cash investing and financing activities:
Conversion from convertible debt	$—	$—	$1,040

The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies:

Organization and business

        Insignia Solutions plc ("Insignia"), which commenced operations in 1986, develops, markets and supports software technologies that speed the adoption of Java-based individualized computing in smart devices. The Jeode platform is Insignia's implementation of Sun Microsystems, Inc.'s ("Sun") Java® technology tailored for smart devices. It leverages patent-pending intellectual property to provide these resource-constrained devices with high performance, fully-compatible Java applet and application support. The product became available for sale in March 1999. The Jeode platform has been or principal product line since the third quarter of 1999. The Jeode product line revenue model is based on original equipment manufacturer's ("OEMs") and channel partner's customer transactions. Our principal product line in past years was SoftWindows™.

        The principal markets for our products are North America, Europe and Asia. We distribute our products through multiple distribution channels, including direct sales, distributors, resellers and original equipment manufacturers.

Basis of presentation

        During the past three years, we have incurred an aggregate loss from operations and negative operating cash flows of $29,499,000 and $32,467,000, respectively. We have undertaken measures to reduce operating expenses and redesign our commercial efforts to adapt to new developments. As part of these new developments, our current plans may require obtaining additional financing within the next 12 months. If such financing is not obtained, or if we experience a significant shortfall in expected revenue, we will need to further reduce the level of expenses in order to meet our working capital requirements during the next 12 months.

        We believe that with the $6.9 million due from the Asset Purchase Agreement and the Master Distribution and License Agreement, entered into on March 4, 2003, and management's plans to generate SSP revenue in the second half of the year while controlling operating costs, Insignia will have sufficient funds to meet its operating and capital requirements through the end of fiscal year 2003. However, there can be no assurance that we will be able to obtain additional funding if needed, on acceptable terms or at all. The failure to raise additional funds, if needed, on a timely basis and on sufficient favorable terms could have a material adverse effect on our business, operating results and financial condition. Insignia's liquidity may also be adversely affected in the future by factors such as continued higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses. In addition, the Company, which is listed on the Nasdaq SmallCap Market, was not in compliance with Nasdaq's continued listing requirements on stock price and total shareholders' equity as of December 31, 2002. These circumstances raise substantial doubt about Insignia's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        We follow accounting policies that are in accordance with principles generally accepted in the United States of America. We conduct most of our business in U.S. dollars. All amounts included in the financial statements and in the notes herein are in U.S. dollars unless designated "£", in which case they are in British pound sterling. The exchange rates used between the U.S. dollar and the British pound sterling were $1.56, $1.47 and $1.50 (expressed in U.S. dollars per British pound sterling) at December 31, 2002, 2001 and 2000, respectively.

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

Principles of consolidation

        The consolidated financial statements include the accounts of Insignia and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Financial instruments

        We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash, cash equivalents, and restricted cash at December 31, 2002 and 2001 are comprised of cash, restricted cash and certificates of deposit. Restricted cash aggregated $250,000 and $250,000 at December 31, 2002 and 2001, respectively.

        Certificates of deposit aggregated $0 and $1.6 million at December 31, 2002 and 2001, respectively.

        Amounts reported for cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities are considered to approximate fair value primarily due to their short maturities.

Revenue recognition

        We primarily enter into license arrangements for the sale of the Jeode product to OEM's and distributors. Service revenues are derived from non-recurring engineering activities, training and annual maintenance contracts.

        Revenue from licenses is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed and determinable, and collectibility is probable. For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, we recognize revenue for the delivered elements using the residual method as prescribed by Statement of Position No 98-9, "Modification of SOP No 97-2 with Respect to Certain Transactions". If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until evidence exists, or all elements have been delivered. Generally we have vendor-specific objective evidence of fair value for the maintenance element of software arrangements based on the renewal rates for maintenance in future years as specified in the contracts. In such cases, we defer the maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided, which generally commences on the date the software is delivered. Vendor-specific objective evidence of fair value for the service element is determined based on the price charged when those services are sold separately. We occasionally enter into license agreements with extended payment terms. Provided all other revenue criteria are met, revenue from these contracts are recognized at the earlier of when the cash is received from the customer or the quarter in which the payments become due and payable.

        We have also has entered into license agreements with certain distributors which provide for minimum guaranteed royalty payments throughout the term of the agreement. Provided all other revenue criteria are met, minimum guaranteed royalty revenue is recognized when the payments become due and payable. Royalty revenue that exceeds the minimum guarantees is recognized as reported.

        Revenue for non-recurring engineering is recognized on a percentage of completion basis, which is computed using the input measure of labor cost. Revenues from training are recognized when the training is performed.

        We do not grant return rights or price protection under license agreements for our Jeode product. In 2000, we did offer price protection to certain Jeode distributors.

        License revenue and service revenue on contracts involving significant implementation, customization or services which are essential to the functionality of the software is recognized over the period of each engagement, using the percentage of completion method. Labor hours incurred is generally used as the measure of progress towards completion.

        Payments for non-recurring engineering activities, training and maintenance contracts received in advance of revenue recognition are recorded as deferred revenue.

Equipment and depreciation

        Property and equipment is recorded at cost, or if leased, at the present value of the minimum lease payments, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives which range from three to four years or the lease term if shorter. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of income.

Foreign currency translation

        Our primary functional currency for our non-U.S. operations is the U.S. dollar. Certain monetary assets and liabilities of the non-U.S. operating companies are denominated in local currencies (i.e. not the U.S. dollar). Upon a change in the exchange rate between the non-U.S. currency and the U.S. dollar, we must remeasure the local non-U.S. denominated assets and liabilities to avoid carrying unrealized gains or losses on its balance sheet. Non-U.S. dollar denominated monetary assets and liabilities are remeasured using the exchange rate in effect at the balance sheet date, while nonmonetary items are remeasured at historical rates. Revenues and expenses are translated at the average exchange rates in effect during each period, except for those expenses related to balance sheet amounts which are translated at historical exchange rates. Remeasurement adjustments and transaction gains or losses are recognized in the income statement during the period of occurrence. The translation gain adjustments recorded on the income statements for 2002, 2001 and 2000 were $113,000, $111,000 and $125,000, respectively. During our early years of existence, we used the pound sterling as the functional currency for our non-U.S. operations. Accordingly, translation gains and losses recognized during such periods have been included in the accumulated comprehensive income account.

Foreign currency financial instruments

        We have, in prior years, entered into foreign currency option contracts to hedge against exchange risks associated with the British pound sterling denominated operating expenses of our U.K. operations. The gains and losses on these contracts are generally included in the statement of operations when the related operating expenses are recognized. At December 31, 2002 and 2001, there were no outstanding currency options. From time to time, we also entered into short-term forward exchange contracts, although we did not enter into any such contracts in 2001 or 2002. We generally do not use hedge accounting for the forward exchange contracts. No forward exchange contracts were outstanding at December 31, 2002 and 2001.

Software development costs

        We capitalize internal software development costs incurred after technological feasibility has been demonstrated. We define establishment of technological feasibility as the completion of a working model. Such capitalized amounts are amortized commencing with the introduction of that product at the greater of the straight-line basis utilizing its estimated economic life, generally six months to one year, or the ratio of actual revenues achieved to the total anticipated revenues over the life of the product. At December 31, 2002 and 2001, capitalized software development costs were fully amortized.

Stock-based compensation

        On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock Based Compensation—Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which we have adopted for the year ended December 31, 2002. We account for our employee stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25," and complies with the disclosure provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") in these notes to consolidated financial statements. Under APB No. 25, compensation costs is determined based on the difference, if any, on the grant date between the fair value of our stock and the amount an employee must pay to acquire the stock.

        Stocks, stock options, and warrants for stock issued to non-employees have been accounted for in accordance with the provisions of SFAS 123 and Emerging Issue Task Force Issue No. 96-18, ("EITF 96-18") "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services".

Fair value disclosures

        Had the compensation cost for our stock option plans and the Purchase Plan been determined based on the fair value at the grant dates, as prescribed in FAS 123, the net income (loss) and net income (loss) per share would have been adjusted to the pro-forma amounts indicated below (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Net loss—as reported	$(8,420)	$(11,008)	$(6,814)
Less stock based compensation expense determined under fair value based method	(2,469)	(2,515)	(2,320)
Net loss—pro forma	(10,889)	(13,523)	(9,134)
Net loss per share—basic as reported	(0.42)	(0.57)	(0.47)
Net loss per share—basic pro forma	(0.55)	(0.70)	(0.63)
Net loss per share—diluted as reported	(0.42)	(0.57)	(0.47)
Net loss per share—diluted pro forma	$(0.55)	$(0.70)	$(0.63)

        In accordance with the disclosure provisions of FAS 123, the fair value of employee stock options granted during fiscal 2002, 2001 and 2000 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

	Year Ended December 31,
	2002	2001	2000
Stock Options:
Volatility range	68%	110%	118%
Risk-free interest rate range	1.8 - 4.4%	3.4 - 5.0%	4.6 - 6.7%
Dividend yield	0%	0%	0%
Expected life (years)	4	4	4
Employee Stock Purchase Plan:
Volatility range	68%	110%	118%
Risk-free interest rate range	1.1 - 1.2%	4.1 - 4.5%	4.7 - 5.5%
Dividend yield	0%	0%	0%
Expected life (years)	.5	.5	.5

Income taxes

        We account for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in the tax law or rates.

Concentrations of risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, short-term investments and trade accounts receivable. We place our cash, cash equivalents, restricted cash and short-term investments primarily in bank accounts and certificates of deposit with high credit quality financial institutions.

        The Jeode platform has been our principal product line since the third quarter of 1999 and generated 100% of Insignia's total revenues for 2002.

        We sell our products primarily to original equipment manufacturers and distributors. We perform ongoing credit evaluations of our customers' financial condition and generally requires no collateral from our customers. We maintain an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. At December 31, 2002, three customers accounted for 20%, 19% and 18%, respectively, of gross trade receivables. At December 31, 2001, two customers accounted for 61% and 17%, respectively, of gross trade receivables. For the years ended December 31, 2002 and 2001, one customer accounted for 58% and 49%, respectively, of total revenues. For the year ended December 31, 2000, four customers accounted for 22%, 18%, 15% and 14%, respectively, of total revenues.

        In the first quarter of 1999, we signed a five-year agreement with Sun Microsystems, Inc. ("Sun"), under which Sun established us as a Sun Authorized Virtual Machine provider. The agreement authorizes access to the Java compatibility test suite and Java technology source code. The agreement includes technology sharing and compatibility verification. In September 2001, the two companies entered into Amendment No. 3 (the "Amendment") to the Technology License and Distribution Agreement (the "Distribution Agreement"). In addition, in June 2001, the two companies entered into an addendum (the "Addendum") to the Distribution Agreement relating to distribution of products to an Insignia customer. The Amendment and the Addendum each require us to make non-refundable royalty prepayments to Sun. Prepaid royalties are capitalized and amortized as cost of sales based on the contractual royalty rate based on actual net product sales. We continually evaluate recoverability of prepaid royalties and, if necessary, will charge to cost of sales any amount that we deem unlikely to be recoverable in the future. The prepaid royalties carried on the balance sheet, under the terms of the Distribution Agreement between Sun and Insignia, require us to use these prepaid licenses before June 30, 2004. We have performed an assessment of whether there was an indication that prepaid royalties of $2.38 million are impaired as of December 31, 2002. Our estimation of utilization, based on past revenue history and future revenue estimates using current average per unit selling price ranges, indicates that there could be unused prepaid royalties at the expiration of the Distribution Agreement. Assuming the completion of the sale of the JVM business to esmertec, esmertec has entered into a master distributor license agreement with Insignia, whereby esmertec will license product from Insignia which will consume all the prepaids paid to Sun. However, if the esmertec agreement is not completed, we believe that should unused prepaid royalties become predictable in the future, we could reduce the selling price in order to utilize the remaining prepaid balance. This price reduction would result in lower gross margins. We will continue to assess this potential impairment on a quarterly basis. The deterioration of the business climate and lower than expected product sales could potentially impact this assessment and require an impairment charge in a future quarter. Prepaid royalties are classified as current assets based on estimated net product sales within the next year. Under the agreement, we are required to pay Sun a per unit royalty on each Jeode-enabled OEM product shipped by our customers. The Amendment deletes the former expiration terms resulting in a new expiration date of June 30, 2004, with an optional 3 year term renewal on a portion of the Sun technology (specifically personal and embedded Java). If the agreement with Sun terminates or expires without renewal, we would not be able to market our Jeode product line. Any disruption in our relationship with Sun would likely impair our sales of Jeode and result in a material adverse effect on our business, financial condition and results of operations.

Advertising costs

        We expense advertising costs as incurred. Advertising expense totaled $5,000, $11,000 and $200,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Comprehensive income

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. FAS 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. The comprehensive loss is equal to the net loss for all periods presented.

Net income (loss) per share

        Basic net income (loss) per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period. Ordinary equivalent shares consist of warrants and stock options (using the treasury stock method). Ordinary equivalent shares are excluded from the computation if their effect is antidilutive. There is no difference between the basic and diluted loss per share for the three years ended December 31, 2002.

Reclassifications

        Certain previously reported amounts have been reclassified to conform with the current period presentation. These reclassifications did not change previously reported shareholders equity or net loss.

New accounting pronouncements

        In July 2001, the FASBs Emerging Issues Task Force (EITF) reached final consensus on EITF 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products ("EITF 00-25"). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be clasified in a vendor's financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products (EITF 01-09). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. We adopted these new standards in the quarter ended March 31, 2002. The implementation of EITF 00-25, EITF 01-09, and the accompanying interpretive guidance did not have a material impact on our financial position, results of operations, or cash flows.

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, "SFAS", No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other intangibles. Insignia adopted SFAS 142 effective January 1, 2002. The adoption of these statements, SFAS 141 and 142, did not have a material impact on our financial position, results of operations, or cash flows.

        In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143 ("SFAS 143") "Accounting for the Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. Earlier adoption is encouraged. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not believe the adoption of SFAS 143 will have a material effect on our financial position, results of operations, or cash flows.

        In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets", which was effective January 1, 2002. SFAS 144 supersedes FASB Statement 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions relating to the disposal of a segment of a business set forth in Accounting Principles Board Opinion No. 30". This Statement retains many of the fundamental provisions of SFAS 121 and expands the scope of discontinued operations to include more disposal transactions. We adopted SFAS 144 effective January 1, 2002. The implementation of SFAS 144 did not have a material effect on our financial position, results of operations, or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 during the first quarter ending March 31, 2003. The provisions of EITF 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. We will adopt SFAS 146 during the first quarter ending March 31, 2003 and do not believe the adoption of SFAS 146 will have a material effect on our financial position, results of operations, or cash flows.

        In April 2002, the EITF reached a final consensus on, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred", which was effective for financial statements beginning after December 31, 2001. EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations. We adopted EITF 01-14 effective January 1, 2002. We have historically recorded reimbursements of out-of-pocket expenses as net amounts in cost of services revenue in the statement of operations. In accordance with the transition guidance included in EITF 01-14, adoption required the reclassification of financial statements for prior periods presented for comparative purposes. The adoption of EITF 01-14 did not affect our net loss, financial position or cash flows. The reclassification did affect the presentation of certain revenue and cost of revenue items contained within our financial statements. The reclassification was not material to any of the years presented.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation—Transition and Disclosure-as Amendment to FAS 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We have elected to continue accounting for employee stock option plans according to APB No. 25, and we adopted the disclosure requirements under SFAS No. 148 commencing on December 31, 2002.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements. We do not expect this adoption of FIN 46 to have a material impact on our financial position, results of operations or cash flows.

Note 2—Balance Sheet Detail:

        The following table provides details of the major components of the indicated balance sheet accounts (in thousands):

	December 31,
	2002	2001
Accounts receivables, net:
Trade accounts receivable, gross	$981	$6,503
Less allowance for doubtful accounts	(50)	(488)

	$931	$6,015

Property and equipment, net*:
Computers and other equipment	$1,594	$1,572
Leasehold improvements	524	524
Furniture and fixtures	103	121

	2,221	2,217
Less accumulated depreciation and amortization	(1,991)	(1,865)

	$230	$352

Accrued liabilities:
Accrued legal and professional services	$340	$257
Accrued compensation and payroll taxes	494	584
Other	116	338

	$950	$1,179

*
Depreciation expense was approximately $242,000, $323,000 and $420,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 3—Stock Plans:

        We have four stock option plans, which provide for the issuance of stock options to employees of Insignia to purchase ordinary shares. At December 31, 2002 and 2001, respectively, approximately 2,271,351 and 539,466 ordinary shares were available for future grants of stock options. Stock options are generally granted at prices of not less than 100% of the fair market value of the ordinary shares on the date of grant, as determined by the board of directors.

        The following table summarizes activity on stock options:

	1986 and 1996 U.K. Share Option Schemes	1988 and 1995 U.S. Stock Option Plans	Total	Weighted Average Exercise Price
Outstanding at December 31, 1999	621,463	1,729,510	2,350,973	$2.52

Granted	88,000	797,400	885,400	$6.81
Exercised	(41,190)	(149,888)	(191,078)	$2.02
Lapsed	(63,995)	(153,483)	(217,478)	$3.65

Outstanding at December 31, 2000	604,278	2,223,539	2,827,817	$3.81

Granted	486,375	1,377,600	1,863,975	$3.01
Exercised	(18,594)	(19,988)	(38,582)	$1.30
Lapsed	(135,936)	(625,574)	(761,510)	$5.35

Outstanding at December 31, 2001	936,123	2,955,577	3,891,700	$3.15

Granted	89,000	503,000	592,000	$1.49
Exercised	(3,124)	(71,352)	(74,476)	$1.06
Lapsed	(277,291)	(546,594)	(823,885)	$2.62

Outstanding at December 31, 2002	744,708	2,840,631	3,585,339	$3.04

	Year-ended December 31,
	2002	2001	2000
Weighted average:
Exercise price	1.06	1.30	2.02
Options granted	1.49	3.01	6.81

        Options granted under our option plans generally vest over a four year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date.

        Options outstanding at December 31, 2002:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01 - $2.00	1,636,292	7.1 years	$1.58
$2.01 - $4.00	1,023,588	6.9 years	$2.84
$4.01 - $6.00	751,959	6.9 years	$5.19
$6.01 - $8.00	83,000	7.5 years	$7.14
$8.01 - $10.00	37,000	7.6 years	$8.73
$10.01 - $12.00	53,500	7.3 years	$11.13

	3,585,339	7.0 years	$3.04

        Options exercisable at December 31, 2002:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$0.01 - $2.00	1,225,469	$1.59
$2.01 - $4.00	626,911	$2.70
$4.01 - $6.00	553,251	$5.22
$6.01 - $8.00	53,656	$7.08
$8.01 - $10.00	22,427	$8.73
$10.01 - $12.00	52,333	$11.13

	2,534,047	$3.03

	December 31,
	2002	2001	2000
Exercisable options	2,534,047	1,823,407	1,406,850
Weighted average exercise price of exercisable options	$3.03	$3.15	$2.85

        In March 1995, Insignia's shareholders adopted the 1995 Employee Share Purchase Plan (the "Purchase Plan") with 275,000 ordinary shares reserved for issuance thereunder. On July 21, 1998 the number of shares reserved for issuance was increased to 525,000. On May 27, 1999 the number was further increased to 900,000. The Purchase Plan enables employees to purchase ordinary shares at approximately 85% of the fair market value of the ordinary shares at the beginning or end of each six month offering period. The Purchase Plan qualifies as an "employee stock purchase plan" under section 423 of the U.S. Internal Revenue Code. During 2002, 2001 and 2000 we issued 108,750, 56,241 and 43,183 shares under the Purchase Plan, respectively. At December 31, 2002 and 2001 approximately 181,988 and 290,738 ordinary shares were reserved for future Purchase Plan issuances, respectively.

Note 4—Employee Benefit and Pension Plans:

        We have a 401(k) plan covering all of our U.S. employees and a defined contribution pension plan covering all our United Kingdom employees. Under both of these plans, employees may contribute a percentage of their compensation and we make certain matching contributions. Both the employees' and Insignia's contributions are fully vested and nonforfeitable at all times. The assets of both these plans are held separately from those of Insignia in independently managed and administered funds. Our contributions to these plans aggregated $227,000 in 2002, $239,000 in 2001 and $215,000 in 2000.

Note 5—Income Taxes:

        The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
United States	$(5,149)	$(6,592)	$(3,146)
United Kingdom and other countries	(5,385)	(4,568)	(4,453)

	$(10,534)	$(11,160)	$(7,599)

        The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current:
U.S. federal	$—	$—	$—
U.S. state and local	20	1	2
United Kingdom and other countries	(2,134)	(153)	(787)

Total current	(2,114)	(152)	(785)

Total provision (benefit)	$(2,114)	$(152)	$(785)

        Our actual provision differs from the provision (benefit) computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

	Year Ended December 31,
	2002	2001	2000
U.S. federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State and local taxes, net of U.S. federal benefit	—	—	—
Foreign income taxes at other than U.S. rate	(20.1)	(1.4)	(10.4)
Utilization of operating loss carryforwards	—	—	—
Reserve for net deferred tax assets	34.0	34.0	34.0

Effective tax rate	(20.1)%	(1.4)%	(10.4)%

        The components of net deferred income tax assets are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Net operating loss carryforwards	$19,008	$16,718	$13,959
Tax credit carryforwards	402	1,120	1,120
Sales return allowance	—	—	—
Accrued expenses, allowance and other temporary differences	200	333	258

Net deferred tax assets before valuation allowance	19,610	18,171	15,337
Deferred tax asset valuation allowance	(19,610)	(18,171)	(15,337)

Net deferred taxes	$—	$—	$—

        As of December 31, 2002, we had available net operating loss carryforwards of approximately $43.1 million, $15.5 million and $12.5 million for U.S. Federal, State and foreign jurisdiction tax purposes, respectively. If not utilized, these carry forwards will completely expire beginning in 2012 for Federal and 2003 for State tax purposes. The foreign net operating loss will expire in various amounts over future periods. The tax credits will begin to expire in 2003.

        As a result of the suspension of the use of NOL's for 2002 and 2003, California extended the carryover terms for NOL's created in 2000 and 2001 from 10 years to 12 years and for NOL's originating in 2002, the carryover period extended from 10 years to 11 years.

        Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2002.

        The tax reform act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in stock ownership of a company. In the event we have a change in ownership, utilization of the federal and state carryforwards could be restricted.

        Effective 2002 and retroactive to 2000, research and development expenditures incurred in the United Kingdom qualified for a tax credit. The tax credit does not offset tax liability but rather is a refund. The estimated refund for 2002 is $702,000 and is recorded as a receivable on the balance sheet. The actual refund for 2001 and 2000 was $913,000 and $531,000, respectively. The cumulative total for the three years ended 2002 was $2.146 million and was recorded on the 2002 income statement as a benefit for income taxes. A provision of $31,000 was recorded in 2002 which comprised $16,500 for Japanese tax withholding for payments made to the U.S. Subsidiary, $7,000 for local Japanese tax, $3,500 for Franchise state tax and $4,000 for French local tax.

Note 6—Net Income (Loss) Per Share:

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net loss	$(8,420)	$(11,008)	$(6,814)

Calculation of basic net income (loss) per share:
Weighted average number of shares outstanding used in computation	19,937	19,248	14,571

Basic net loss per share	$(0.42)	$(0.57)	$(0.47)

Calculation of diluted net income (loss) per share:
Weighted average number of shares outstanding used in computation	19,937	19,248	14,571
Net effect of dilutive stock options, warrants and convertible securities outstanding	—	—	—

Weighted average number of shares and share equivalents	19,937	19,248	14,571

Diluted net loss per share	$(0.42)	$(0.57)	$(0.47)

        Weighted average number of shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options, as well as the assumed conversion of the warrants, for the period the warrants were outstanding. For 2002, approximately 54,400 stock options and 158,750 warrants were excluded from the calculation of deleted earnings per share because their inclusion would have been antidilutive. These stock options and warrants could be dilutive in the future. For 2001 and 2000, the excluded stock options were approximately 760,250 and 1,655,470, respectively. The excluded warrants for 2001 and 2000 were approximately 198,900 and 278,900, respectively.

Lease commitments

        Insignia is party to a number of noncancelable operating and capital lease agreements.

        Amortization of leased computers and other equipment under capital leases was $0, $0 and $0 in 2002, 2001 and 2000, respectively.

        The following are future minimum payments under operating leases as of December 31, 2002 (in thousands):

Operating Leases
Year ending December 31,
2003	486
2004	382
2005	364
2006	353
2007	353
Thereafter	1,983

Total minimum lease payments	$3,921

        There are no agreements for sublease income in 2003, 2004 and 2005. The rental expense under all operating leases was $822,000, $805,000 and $709,000 in 2002, 2001 and 2000, respectively. Rental expense was net of sublease rental income of $13,000 in 2002, $702,000 in 2001 and $755,000 in 2000.

Guarantee Agreements

        Insignia, as permitted under Delaware law and in accordance with our Bylaws, indemnifies our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of potential future indemnification is unlimited; however, we do have a Director and Officer Insurance Policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage we believe the fair value of these indemnification agreements is minimal.

        In our sales agreements, we typically agree to indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date we have not paid any amounts to settle claims or defend lawsuits.

        Insignia, on a limited basis, has granted price protection. The terms of these agreements are generally perpetual. We have not recorded any liabilities for these potential future payments either because they are not probable or we have yet to incur the expense.

        Insignia warrants its software products against defects in material and workmanship under normal use and service for a period of ninety days. There is no warranty accrual recorded because potential future payments either are not probable or we have yet to incur the expense.

Employment Agreements

        We have entered into three employment agreements with key executives which would require us to continue to pay salary for up to one year if any of these employees are terminated under certain circumstances as specified in the agreements.

Rent Agreement

        During 1998, we sublet until March 2002 facilities that we previously occupied in the United Kingdom, on substantially the same terms as those applicable to us. In January 2002, we entered into an agreement with the landlord to terminate the lease on April 13, 2002. The termination agreement required us to pay on April 3, 2002 a surrender payment of approximately $470,000.

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

        We operate in a single industry segment providing virtual machine technology which enables software applications to be run on various computer platforms. In 2002, Phoenix Technologies, Ltd. ("Phoenix") accounted for 58% of total revenues. In 2001, Phoenix accounted for 49% of total revenues. In 2000, Wind River Systems, Inc., Gemstar International Group, Ltd., Quantum Corporation and Victor Data Systems Company Ltd. accounted for 22%, 18%, 15%, and 14%, respectively, of total revenues. No other customer accounted for 10% or more of our total revenues during 2002, 2001 or 2000.

Geographic information

        Financial information by geographical region is summarized below (in thousands):

	Year Ended December 31,
	2002	2001	2000
Revenues from unaffiliated customers:
United States	$7,055	$9,878	$10,577
International	201	395	189

Consolidated	$7,256	$10,273	$10,766

Intercompany revenues:
United States	$161	$316	$127
International	2,943	4,679	4,931

Consolidated	$3,104	$4,995	$5,058

Operating loss:
United States	$(4,268)	$(6,316)	$(2,692)
International	(5,910)	(5,411)	(4,902)

Consolidated	$(10,178)	$(11,727)	$(7,594)

Identifiable assets:
United States	$4,269	$14,091	$6,108
International	35,366	38,637	38,271
Intercompany items and eliminations	(33,032)	(34,960)	(22,043)

Consolidated	$6,603	$17,768	$22,336

Long-lived assets:
United States	$189	$425	$135
International	33,173	35,237	22,670
Intercompany items and eliminations	(33,032)	(34,960)	(22,043)

Consolidated	$330	$702	$762

        All of the international revenues and substantially all of the international identifiable assets relate to Insignia's operations in the United Kingdom. Intercompany sales are accounted for at prices intended to approximate those that would be charged to unaffiliated customers.

        Financial information by line of product is summarized below (in thousands):

	Year ended December 31,
	2002	2001	2000
Jeode	$7,256	$10,123	$10,590
SoftWindows	—	150	176

Total	$7,256	$10,273	$10,766

        Revenues from United States operations included export sales of $311,000, $1,030,000 and $1,726,000 in 2002, 2001 and 2000, respectively, which were primarily to customers in Asia and Europe.

        Revenue by geographic area for the year ended December 31, 2002 is as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total
OEM	$1,876	$161	$98	$2,135
Distributor	4,851	139	67	5,057
End user	18	11	35	64

Total	$6,745	$311	$200	$7,256

Percentage of total revenue	93%	4%	3%	100%

        Revenue by geographic area for the year ended December 31, 2001 is as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total
OEM	$2,155	$258	$365	$2,778
Distributor	6,692	772	12	7,476
End user	2	—	17	19

Total	$8,849	$1,030	$394	$10,273

Percentage of total revenue	86%	10%	4%	100%

        Revenue by geographic area for the year ended December 31, 2000 is as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total
OEM	$4,931	$496	$148	$5,575
Distributor	3,785	1,170	—	4,955
End user	135	60	41	236

Total	$8,851	$1,726	$189	$10,766

Percentage of total revenue	82%	16%	2%	100%

        There were no European countries that accounted for more than 10% of total revenue.

Note 9—Equity Transactions and Warrants:

Recent Sales of Unregistered Securities

        On December 9, 1999, we entered into agreements whereby we issued 1,063,515 ordinary shares in ADS form at a price of $4.23 per share to Castle Creek Technology Partners LLC and four other investors of whom one is a member of our board of directors. We also issued warrants to the purchasers to purchase a total of 319,054 ADSs at the price of $5.29 per share. The warrants expire on December 9, 2004. We received $4.5 million less offering expenses totaling $0.4 million. The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act. An issuance of shares and warrants on November 24, 2000 has had a dilutive effect on the warrants issued in the December 9, 1999 placement, resulting in an increase in the number of ADSs issuable to 353,834, and a decrease of the exercise price to $4.77. An issuance of shares and warrants on February 12, 2001 also triggered the anti-dilution provisions of the placement of December 9, 1999. However, the effect of such dilution was less than 1% of the exercise price, and consequently such adjustment is deferred until such time as the accumulation of this adjustment and future adjustments exceed at least 1% of the exercise price.

        During 2000, we issued a total of 19,994 ordinary shares in ADS form at various prices, ranging from $6.281 to $16.50 to a director of Insignia, as payment for draw down fees under a Line of Credit arrangement entered into in March 2000. The securities were issued in reliance upon the exemption from registration provided under Section 4 (2) of the Securities Act.

        On November 24, 2000 we entered into agreements whereby we issued 3,600,000 ordinary shares in ADS form at a price of $5.00 to a total of 23 investors, including Sun Microsystems, BSquare, and a member of our. We also issued warrants to purchase 1,800,000 ADSs to the investors at an exercise price of the lower of the average quoted closing sale price of our ADS's for the ten trading days ending on the day preceding the date of the warrant holder's intent to exercise less a 10% discount, and $6.00. The warrants expire on November 24, 2003, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, we may cancel the warrants upon sixty days prior written notice. We received $18.0 million less offering expenses totaling $2.0 million. We also issued warrants to purchase 225,000 ADSs to the placement agent exercisable at a price of $5.00. These warrants expire on November 24, 2005. The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act.

        On December 31, 2000 we issued a total of 251,333 ordinary shares in ADS form to Quantum Peripherals (Europe) SA, at a per share price of $4.23 per share under the terms of a convertible promissory note entered into on October 20, 1999. The securities were issued in reliance upon the exemption from registration provided under Section 4 (2) of the Securities Act based on the fact that the shares were sold by the issuer in a sale not involving a public offering.

        On February 12, 2001 we entered into agreements whereby we issued 940,000 ordinary shares in ADS form at a price of $5.00 to a total of 4 investors, including Wind River Systems, Inc., and a member of our. We also issued warrants to purchase 470,000 ADSs to the investors, at an exercise price of the lower of the average quoted closing sale price of our ADS's for the ten trading days ending on the day preceding the date of the warrant holder's intent to exercise less a 10% discount, and $6.00. The warrants expire on February 12, 2004, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, we may cancel the warrants upon sixty days prior written notice. We received $4.7 million less offering expenses totaling $0.5 million. We also issued warrants to purchase 25,000 ADSs to the placement agent exercisable at a price of $5.00. These warrants expire on February 12, 2006. The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act.

        In April 2001, three investors exercised their warrants for 282,500 ADSs. We received $682,283, net of $19,117 for legal fees for the warrant exercises. In March 2002, three investors exercised their warrants for 400,000 ADSs. We received $480,400, net of $15,400 for legal fees for the warrant exercises.

Subscription Agreement

        On October 17, 2002, we entered into a securities subscription agreement ("Agreement") with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital has agreed to purchase, on each trading day following the effectiveness of a registration statement covering the American Depository Shares to be purchased by Fusion Capital, $10,000 of our American Depository Shares up to an aggregate of $6.0 million over a period of 30 months. The purchase price of the American Depository Shares will be equal to a price based upon the future market price of the shares without any fixed discount to the market price. In order to be in compliance with Nasdaq rules, we could not sell our ordinary shares to Fusion Capital at a price below $0.38, which represents the greater of the book value per share of our ordinary shares as of September 30, 2002 or the closing sale price per share of our ADSs on October 16, 2002. If we elect to sell our shares to Fusion Capital at a price per share below $0.38, we first would be required to obtain shareholder approval in order to be in compliance with applicable Nasdaq rules. Under the laws of England and Wales, we are not permitted to sell our ADSs at a purchase price that is less than the nominal value of our ordinary shares. Currently, the nominal value per ordinary share is the U.S. dollar equivalent of 20.5 pence. As of December 31, 2002, we had not sold any shares under this Agreement. We have incurred approximately $350,000 in expenses which were expensed on the income statement in December 2002. As of December 31, 2002, the closing market price of our shares was $0.35 per share. As a result, we do not anticipate selling any shares under our agreement with Fusion Capital unless and until the market price of our shares increases from current levels. In addition, the sale of our shares to Fusion Capital under the Agreement is subject to other conditions which have not been met.

        Under the terms of the Agreement, we issued to Fusion Capital one redeemable warrant for American Depository Shares representing 1,000,000 ordinary shares, and one non-redeemable warrant for American Depository Shares representing 1,000,000 ordinary shares. The redeemable warrant may be redeemed by Insignia at any time on or before June 30, 2003 for an aggregate redemption price of $200,000. The exercise price per share of each warrant is the U.S. dollar equivalent of 20.5 pence. Each warrant expires on September 30, 2007. The fair value of the warrants was estimated at $544,000 on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield; risk-free rate of 2.5%; volatility of 101%; and expected life of five years. The fair value of the warrants have been expensed in other expense entirely for the year-ended December 31, 2002. Unless an event of default occurs under the Agreement, the shares issuable upon exercise of these warrants must be held by Fusion Capital until 30 months from the date of the Agreement or the date the Agreement is terminated. The warrants are immediately exercisable; however, Fusion Capital may not exercise the warrants if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of our shares outstanding at the time of the exercise by Fusion Capital. The Agreement and the forms of the Registration Rights Agreement, the Redeemable Warrant and the Non-Redeemable Warrant between Insignia and Fusion Capital are filed as Exhibits to the 8-K dated October 22, 2002.

Dilution Adjustments

        In December 1999, we issued 1,063,515 ordinary shares in ADS form at a price of $4.23 per share through a private placement. We received $4.5 million less offering expenses totaling $0.4 million. Along with ADSs, we also issued to the investors warrants that entitle them to purchase a total of 319,054 ADSs at an exercise price of $5.29 per ADS. As described below, the exercise price and the number of ADSs issuable under the warrants are subject to various adjustments. In addition, we may issue additional warrants that entitle the investors to purchase ADSs at the nominal value on designated adjustment dates in the future.

        Under the December 1999 private placement, the investors received warrants to purchase three ADSs for every 10 ADSs they purchased. The exercise price of the warrants was set at 125% of the original per ADS purchase price, or $5.29. However, the warrants contain anti-dilution provisions which decrease this exercise price and increase the number of ADSs purchasable if we sell or are deemed to sell any shares at below market price during the term of the warrants, which ends on December 9, 2004. The private placement that closed on November 24, 2000 was a sale which triggered the anti-dilution provisions in the warrants, and, as a consequence, the exercise price of the warrants has been decreased from $5.29 to $4.77 per ADS, and the number of ADSs purchasable has increased to 353,834. The private placement on February 12, 2001 also triggered the anti-dilution provisions of the issuance of December 9, 1999. However, the effect of such dilution was less than 1% of the exercise price and consequently such adjustment is deferred until such time as the accumulation of this adjustment and future adjustments exceed at least 1% of the exercise price.

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

        Under the December 1999 private placement, the investors were entitled to additional warrants to purchase ADS's at £0.20 nominal value per share if the average of the closing bid price of the ADS's over the ten days before an adjustment date was less than $4.23. The adjustment dates commenced on March 10, 2000 and occurred on the 10th of each month through March 10, 2001, inclusive. The rights for an adjustment date to occur would terminate upon release of at least $4.75 million of the funds held in escrow by Citrix on December 9, 1999. However, not enough of the funds held were released to trigger this termination. As calculated the average bid price of our ADS's on all the adjustment dates exceeded $4.23 per share and consequently no adjustment occurred. The adjustment rights have now expired.

        We obtained a third-party valuation to allocate fair value to amounts received from the private placement between the ADSs and the warrants. In 1999 the amount allocated to mandatorily redeemable warrants totaled $1.440 million, of which $0.590 million was allocated to the warrant, and $0.850 million was allocated to the additional warrant. Of the remaining net proceeds received, $2.619 million was allocated to mandatorily redeemable capital. The $2.619 million of mandatorily redeemable capital was reclassed, when the registration statement for the ADSs and the ADSs underlying the warrants issued in the December 1999 private placement became effective on March 28, 2000, of which $0.340 million was classified as ordinary shares and $2.279 million was classified as additional paid-in capital.

        Amounts classified as warrants will remain outside of shareholders' equity for the life of the warrant or until they are exercised, whichever occurs first. This classification reflects certain potential cash payments that may occur, should we complete a major transaction, such as a takeover, during the life of the warrants. If a major transaction had occurred as of December 31, 2002, the maximum cash payout would have been approximately $51,000 based on the estimated Black-Scholes value of the warrant.

        Limitations in the transaction agreements preclude these investors in question from achieving certain levels of beneficial ownership. The securities purchase agreement, the warrants and the additional warrants contain the restriction that we may not issue and a selling investor may not purchase, and the warrants and additional warrants may not be exercised for any ADSs if doing so would cause such investor to beneficially own more than 9.9% of the total ordinary shares in issue as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934. Under the additional warrants, if such investors are prohibited from exercising the additional warrant as a result of the 9.9% restriction, the selling investor may, at its option and in addition to its other rights under the securities purchase agreement and the warrant, retain the warrant or demand payment, in cash, from us in an amount calculated by the Black-Scholes formula multiplied by the number of ADSs for which the additional warrant was exercisable, without regard to any limits on exercise. The restrictions on the levels of beneficial ownership in these documents do not, however, restrict those investors from exercising the warrants or additional warrants up to those limitations, selling ADSs to decrease their level of beneficial ownership, and exercising the warrants to receive additional ADSs. This could result in additional dilution to the holders of our ADSs and a potential decrease in the price of the ADSs.

        The following table summarizes activity on warrants:

	Warrants outstanding and excercisable	Warrants outstanding exercise price
Balance, December 31, 1999	353,834	$4.77
Granted	2,025,000	$5.00 - $6.00	(1)
Exercised	—

Balance, December 31, 2000	2,378,834	$4.77 - $6.00	(1)
Granted	495,000	$5.00 - $6.00	(1)
Exercised	(282,500)	$2.38 - $2.54

Balance, December 31, 2001	2,591,334	$4.77 - $6.00	(1)
Granted	2,000,000	par value
Exercised	(400,000)	$1.24

Balance, December 31, 2002	4,191,334	par value - $6.00	(1)

(1)
The $6.00 warrants are the lesser of $6.00 or 90% of 10-day average market value.

Note 10—Convertible Promissory Note:

        On October 20, 1999, we signed a convertible promissory note in favor of Quantum Corporation ("Quantum") for $1.0 million. The note is convertible at Quantum's option to Insignia's shares any time during the lifetime of the note. The initial conversion price is $4.28 per share with adjustment clauses for stock splits, reverse stock splits and certain offerings. As a result of the private placement in December 1999 (see note 9) this conversion price was adjusted to $4.23 per share on December 9,

1999. All unpaid principal and unpaid interest, accrued at 8% per annum, compounded quarterly, was converted to ordinary shares on December 31, 2000.

Note 11—NTRIGUE:

        On February 5, 1998 we completed the disposal of our NTRIGUE technology to Citrix Systems Inc. ("Citrix") for $17.7 million.

        Under the terms of the disposal agreement $9.0 million was paid to us in cash on February 5, 1998, and the remainder was being held in escrow for the sole purpose of satisfying any obligations to Citrix arising from or in connection with an event against which we would be required to indemnify Citrix. Of this amount, $2.5 million, $0.9 million, $1.0 million, $0.3 million and $4.9 million were released to Insignia in February 1999, August 1999, February 2000, September 2000 and April 2001 respectively. The Company has recorded earned interest of $173,000, $218,000 and $87,000 for the years ended December 31, 1999, 2000 and 2001, respectively, and such amounts were included in the accounts held in escrow.

        On October 4, 1999, we filed suit against Citrix Systems Inc. ("Citrix") and GraphOn Corporation ("GraphOn") in the Superior Court of the State of California, County of Santa Clara, relating to the misappropriation assertions of GraphOn and Citrix's refusal to release funds still remaining in escrow and breach of a Cooperation Agreement between Citrix and us. On March 15, 2000, GraphOn filed a suit against Citrix and us in the Superior Court of the State of California, County of Santa Clara, alleging trade secret misappropriation and breach of contract arising out of the same facts and circumstances set forth in our action against GraphOn. The two cases were consolidated. This case was settled out of court on April 5, 2001. The settlement did not involve any payment on the GraphOn claims against us and the balance of an escrow account, $4.9 million, was released to us on April 20, 2001.

Note 12—Line of Credit:

        On March 20, 2000, we entered into a binding agreement with a director and members of his family whereby they would provide us a $5.0 million line of credit with a commitment fee of four points based upon the total amount of the line and draw down/termination fee of two points for the first draw down or termination. The interest rate on amounts drawn down was at prime plus 2% until June 30, 2000 and thereafter at prime plus 4% per annum simple interest, payable in cash at the repayment date. We drew down a total of $3.0 million of the line of credit during 2000. A total of 19,994 ordinary shares in ADS form were issued as payment for draw down fees under the line of credit arrangement. On November 27, 2000 we repaid this sum, along with all accrued interest and the termination fee due. The agreement expired on March 20, 2001.

        On March 28, 2002, Insignia's U.S. subsidiary, Insignia solutions, Inc. ("Insignia U.S.") entered into an accounts receivable financing agreement with Silicon Valley Bank. The financing agreement allows Insignia U.S. to borrow an amount up to 80% of eligible receivables not to exceed $1,200,000 with interest at the bank's prime rate plus two percentage points. The agreement expires on March 27, 2003. Borrowing is subject to compliance with certain covenants, including a requirement to maintain specific financial ratios. Borrowings are secured by substantially all of the assets of Insignia U.S. There were no outstanding borrowings under this credit facility, and the credit line was cancelled on February 12, 2003.

Note 13—Related Party:

        On February 13, 2001, we entered into a promissory note with Richard M. Noling, President and Chief Executive Officer of Insignia whereby Mr. Noling borrowed $150,000 from the U.S.-based subsidiary of Insignia. The promissory note was due in three equal installments, on each annual anniversary from the date of the note. The note was amended on January 24, 2002 to extend the first and subsequent installments one year. The first installment was due on February 13, 2003. Mr. Noling's employment was terminated with Insignia effective February 14, 2003. We forgave, effective March 6, 2003 the balance of the loan, $125,363, in lieu of any bonus compensation. Interest accrued on the unpaid principal balance at a rate per annum equal to the prime lending rate of interest as listed in the Wall Street Journal plus 1%. Accrued interest was due and payable monthly in arrears on the last calendar day of each month. In addition, on July 17, 2001, Mr. Noling received an interest free loan of $50,000. The $50,000 loan was repaid in full on September 30, 2001.

Note 14—Significant Post Balance Sheet Events:

        On February 7, 2003, we entered into a loan agreement with esmertec whereby esmertec loaned Insignia $1 million. The loan was made in two installments of $500,000 each on February 13, 2003 and February 26, 2003. The rate of interest on each loan is at prime plus two percent. Accrued interest is due on the last day of each month. The principal and any outstanding accrued interest is due on or before February 3, 2004.

        On March 5, 2003, we entered into several other agreements (the "Agreements") with esmertec including a definitive agreement to sell certain assets relating to our Java Virtual Machine (JVM) line of business in exchange for $3.5 million payable in installments. Payments under the agreement would be $800,000 on April 18, 2003, $800,000 on July 23, 2003, $800,000 on October 15, 2003, $800,000 on January 15, 2004 and $300,000 on April 15, 2004. The assets primarily included the fixed assets, customer agreements and employees related to this operation. The transaction is expected to close in April 2003. Under the terms of the Agreements, esmertec will also become the exclusive master distributor of the JVM technology in exchange for $3.4 million in minimum guaranteed royalties through June 30, 2004 at which time, the JVM technology rights will transfer to esmertec. Minimum payments under the license are as follows:

Due Date	Payment
April 30, 2003	$250,000
May 15, 2003	$200,000
July 15, 2003	$200,000
July 31, 2003	$250,000
August 15, 2003	$200,000
October 15, 2003	$200,000
October 31, 2003	$250,000
November 15, 2003	$200,000
January 15, 2004	$200,000
January 31, 2004	$250,000
February 15, 2004	$200,000
April 15, 2004	$200,000
May 15, 2004	$200,000
July 15, 2004	$200,000
August 15, 2004	$200,000
October 15, 2004	$200,000

Total	$3,400,000

        In addition, we can earn up to an additional $4.0 million over the next three years based on a percentage of esmertec's future sales of the JVM product. Additionally, the parties have entered into a cooperative agreement to promote Insignia's SSP software product to esmertec's mobile platform customers. The agreement provides for esmertec to manage the existing Insignia JVM customer relationships and license the Insignia and esmertec technologies to sell to the then combined customer base and business partners. esmertec will assume the entire JVM business through a final asset purchase in June 2004.

        As part of the sale of our JVM business, we transferred 42 employees to esmertec, of which 31 were development engineers. In addition, as part of the sale, esmertec will enter into an agreement with our U.K. building landlord to take over the leasehold property on one of the two buildings leased by Insignia.

        The Jeode platform has been our principal product line since the third quarter of 1999. Upon completion of the sale of our JVM business to esmertec, Insignia's sole product line, which is still under development, will consist of its Secure System Provisioning or "SSP" products for the mobile handset and wireless carrier industry. The SSP product became available for lab and market trials in early 2003 and will be available for shipment to customers in the second half of 2003.

        On February 11, 2003, we announced a restructuring of the organization to focus on the SSP technology. As part of the restructuring, Richard Noling resigned as Chief Executive Officer and Acting Chief Financial Officer. Mark McMillan, President and Chief Operating Officer, was promoted to Chief Executive Officer and Linda Potts, Controller, was promoted to Chief Financial Officer.

Insignia Solutions plc
Schedule II
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions	Deductions (Write-offs)	Balance at End of period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2002	$488	$—	$(438)	$50
Year ended December 31, 2001	$42	$472	$(26)	$488
Year ended December 31, 2000	$58	$—	$(16)	$42
Allowance for sales return reserve:
Year ended December 31, 2002	$—	$—	$—	$—
Year ended December 31, 2001	$—	$—	$—	$—
Year ended December 31, 2000	$33	$—	$(33)	$—

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of Insignia Solutions plc:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Insignia Solutions plc and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) of this Annual Report on Form 10K presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California January 17, 2003, except for Note 14, which is as of March 5, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2003.

INSIGNIA SOLUTIONS PLC
By:	/s/ MARK E. MCMILLAN Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark E. McMillan and Linda C. Potts, and each or any one of them, as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Insignia Solutions plc, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ MARK E. MCMILLAN Mark E. McMillan	Chief Executive Officer, President and a Director (Principal Executive Officer and Director)	April 15, 2003
/s/ LINDA C. POTTS Linda C. Potts	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 15, 2003
Additional Directors:
/s/ NICHOLAS, VISCOUNT BEARSTED Nicholas, Viscount Bearsted	Director	April 15, 2003
/s/ VINCENT S. PINO Vincent S. Pino	Director	April 15, 2003
/s/ DAVID G. FRODSHAM David G. Frodsham	Director	April 15, 2003
/s/ RICHARD M. NOLING Richard M. Noling	Director	April 15, 2003
/s/ JOHN C. FOGELIN John C. Fogelin	Director	April 15, 2003

CERTIFICATIONS

I, Mark E. McMillan, certify that:

1.
I have reviewed this annual report on Form 10-K of Insignia Solutions plc;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ MARK E. MCMILLAN Mark E. McMillan President and Chief Executive Officer

I, Linda C. Potts, certify that:

1.
I have reviewed this annual report on Form 10-K of Insignia Solutions plc;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ LINDA C. POTTS Linda C. Potts, Chief Financial Officer

INDEX TO EXHIBITS

        The following exhibits are filed as part of this Report:

Exhibit Number	Exhibit Title
2.01	—Asset Purchase Agreement dated as of January 10, 1998, by and among Citrix Systems, Inc., Citrix Systems UK Limited and Registrant. (4)**
2.02	—Amendment No. 1 to Asset Purchase Agreement dated as of February 5, 1998, by and among Citrix Systems, Inc., Citrix Systems UK Limited and Registrant. (4)**
3.02	—Registrant's Articles of Association. (1)
3.04	—Registrant's Memorandum of Association. (1)
4.01	—Form of Specimen Certificate for Registrant's Ordinary Shares. (1)
4.02	—Deposit Agreement between Registrant and The Bank of New York. (2)
4.03	—Form of American Depositary Receipt (included in Exhibit 4.02). (2)
10.01	—Registrant's 1986 Executive Share Option Scheme, as amended, and related documents. (1)*
10.02	—Registrant's 1988 U.S. Stock Option Plan, as amended, and related documents. (1)*
10.03	—Registrant's 1995 Incentive Stock Option Plan for U.S. Employees and related documents, as amended (incorporated by reference to Exhibit 4.04 to Registrant's Registration Statement on Form S-8 filed on December 13, 2000 (File No. 333-51760)).*
10.05	—Insignia Solutions Inc. 401(k) Plan. (1)*
10.06	—Registrant's Small Self-Administered Pension Plan Definitive Deed and Rules. (1)*
10.10	—Executive's Employment Agreement dated January 1, 1993 between Registrant and George Buchan. (1)*
10.14	—Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (1)*
10.16	—Lease between Registrant and The Standard Life Assurance Company dated November 3, 1992 and related documents. (1)
10.28	—Registrant's U.K. Employee Share Option Scheme 1996, as amended (incorporated by reference to Exhibit 4.05 to Registrant's Registration Statement on Form S-8 filed on December 13, 2000 (File No. 333-51760)).*
10.33	—Employment Agreement effective March 25, 1997 between Registrant and Richard M. Noling. (3)*
10.34	—Consulting Agreement effective April 1, 1997 between Registrant and Nicholas, Viscount Bearsted. (3)*
10.36	—Source Code License and Binary Distribution Agreement dated as of September 29, 1997 between Registrant and Silicon Graphics, Inc. (3)
10.38	—Lease Agreement between Insignia Solutions, Inc. and Lincoln-Whitehall Pacific, LLC, dated December 22, 1997 (incorporated by reference to the exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
10.42	—Registrant's 1995 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 4.06 to Registrant's Registration Statement on Form S-8 filed on April 12, 2000 (File No. 333-34632).*
10.44	—Lease agreement between Registrant and Comland Industrial and Commercial Properties Limited dated August 12th, 1998 for the Apollo House premises and the Saturn House premises (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

10.46	—Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 (incorporated by reference to the exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.50	—License, Distribution, and Asset Purchase Agreement between Registrant and FWB Software, LLC dated October 6, 1999 (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.51	—Registration Rights Agreement dated as of October 20, 1999, by and between Registrant and Quantum Corporation (incorporated by reference to Exhibit 4.14 to Registrant's Registration Statement on Form S-3 filed on February 13, 2001 (File No. 333-55498)).
10.52	—Securities Purchase Agreement dated as of December 9, 1999, between Registrant and Castle Creek Technology Partners LLC (incorporated by reference to Exhibit 10.50 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.53	—Securities Purchase Agreement dated as of December 9, 1999, between Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.51 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.54	—Registration Rights Agreement dated as of December 9, 1999, between Registrant and Castle Creek Technology Partners LLC (incorporated by reference to Exhibit 4.05 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.55	—Registration Rights Agreement dated as of December 9, 1999, between Registrant and the Purchasers named therein (incorporated by reference to Exhibit 4.08 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.56	—ADSs Purchase Warrant issued to Castle Creek Technology Partners LLC dated December 9, 1999 (incorporated by reference to Exhibit 4.06 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.57	—ADSs Purchase Reset Warrant issued to Castle Creek Technology Partners LLC dated December 9, 1999 (incorporated by reference to Exhibit 4.07 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.58	—Form of ADSs Purchase Warrant issued December 9, 1999 (incorporated by reference to Exhibit 4.09 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.59	—Form of ADSs Purchase Reset Warrant issued December 9, 1999 (incorporated by reference to Exhibit 4.10 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.60	—Line of Credit Loan Agreement and Promissory Note dated as of March 20, 2000 by and between Registrant and Vincent S. Pino, Rosemary G. Pino, Michael V. Pino and Tiffany R. Pino (incorporated by reference to Exhibit 4.15 to Registrant's Registration Statement on Form S-3 filed on February 13, 2001 (File No. 333-55498)).
10.61	—Form of Subscription Agreement for the Purchase of units dated November 24, 2000 (incorporated by reference to Exhibit 10.52 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.62	—Warrant Agreement, dated as of November 24, 2000, between Registrant and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.53 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.63	—Form of ADSs Purchase Warrant issued November 24, 2000 (incorporated by reference to Exhibit 4.11 to Registrant's Current Report on Form 8-K filed on November 29, 2000).

10.64	—ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated November 24, 2000 (incorporated by reference to Exhibit 4.12 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.65	—OEM Agreement between Wind River Systems, Inc. and Insignia Solutions, Inc., dated December 22, 2000, as amended. (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)**
10.66	—Form of Subscription Agreement for the Purchase of units dated February 12, 2001 (incorporated by reference to Exhibit 10.54 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.67	—Warrant Agreement, dated as of February 12, 2001, between Registrant and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.55 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.68	—Form of ADSs Purchase Warrant issued February 12, 2001 (incorporated by reference to Exhibit 4.13 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.69	—ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated February 12, 2001 (incorporated by reference to Exhibit 4.14 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.70	—Amendment No. 3, dated September 28, 2001, to the Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001). **
10.71	—Addendum, dated June 6, 2001, to the Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001). **
10.72	—Master Support Agreement between Sun Microsystems, Inc. and Registrant, dated September 28, 2001 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001). **
10.73	—Accounts receivable financing agreement between Silicon Valley Bank and Insignia Solutions Inc. dated March 28, 2002. (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 2002)
10.74	—Form of Registration Rights Agreement by and between Registrant and Fusion Capital II, LLC (incorporated by reference to Exhibit 10.74 to Registrant's Current Report on Form 8-K filed on October 22, 2002).
10.75	—Redeemable Warrant by and between Registrant and Fusion Capital II, LLC dated October 17, 2002 (incorporated by reference to Exhibit 10.74 to Registrant's Current Report on Form 8-K filed on October 22, 2002).
10.76	—Non-Redeemable Warrant by and between Registrant and Fusion Capital II, LLC dated October 17, 2002 (incorporated by reference to Exhibit 10.74 to Registrant's Current Report on Form 8-K filed on October 22, 2002).
10.77	—Securities Subscription Agreement by and between Registrant and Fusion Capital II, LLC dated October 17, 2002 (incorporated by reference to Exhibit 10.74 to Registrant's Current Report on Form 8-K filed on October 22, 2002).
21.01	—List of Registrant's subsidiaries. (2)
23.01	—Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.01	—Power of Attorney (included on signature page).
99.01	—Certification under Section 906 of the Sarbanes-Oxley Act of 2002

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
  Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A—Quantitative and Qualitative Disclosures about Market Risk
  Item 8—Consolidated Financial Statements and Supplementary Data
  Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10—Directors and Executive Officers of the Registrant
  Item 11—Executive Compensation
Summary Compensation Table
Option Grants in 2002
Aggregated Option Exercises in 2002 and Year-End Option Values
  Item 12—Security Ownership of Certain Beneficial Owners and Management
  Item 13—Certain Relationships and Related Transactions
  Item 14—Controls and Procedures
PART IV
  Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K
INSIGNIA SOLUTIONS PLC CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share and per share data)
INSIGNIA SOLUTIONS PLC CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, except share and per share data)
INSIGNIA SOLUTIONS PLC CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (amounts in thousands, except share data)
INSIGNIA SOLUTIONS PLC CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)
INSIGNIA SOLUTIONS PLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Insignia Solutions plc Schedule II Valuation and Qualifying Accounts
REPORT OF INDEPENDENT ACCOUNTANTS
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS