Form 10-Q
period 2003-03-31
INSIGNIA SOLUTIONS PLC
filed 2003-05-16
CIK 1002390

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or,

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-27012

Insignia Solutions plc

(Exact name of Registrant as specified in its charter)

England and Wales	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

41300 Christy Street Fremont California 94538 United States of America (510) 360-3700	Mercury Park, Wycombe Lane Wooburn Green High Wycombe, Bucks HP10 0HH United Kingdom (44 1628-539500)

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

As of May 5, 2003, there were 20,088,709 ordinary shares of £0.20 each nominal value, outstanding.

INSIGNIA SOLUTIONS PLC

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$124	$726
Restricted cash	90	250
Accounts receivable, net of allowances of $28 and $50, respectively	397	931
Tax receivable	706	702
Prepaid royalties	901	1,000
Prepaid expenses	478	695
Other current assets	441	438
Total current assets	3,137	4,742

Property and equipment, net	186	230
Prepaid royalties	1,381	1,381
Other non-current assets	—	100
	$4,704	$6,453

LIABILITIES, MANDATORILY REDEEMABLE WARRANTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,124	$665
Accrued liabilities	818	950
Accrued severance	209	—
Note payable	1,000	—
Deferred revenue	451	534
Income taxes payable	187	191
Total current liabilities	3,789	2,340

Commitments and Contingencies (Note 6)

Mandatorily redeemable warrants	1,440	1,440

Shareholders’ equity:
Ordinary shares	6,445	6,444
Additional paid-in capital	59,901	59,901
Accumulated deficit	(66,410)	(63,211)
Other accumulated comprehensive loss	(461)	(461)
Total shareholders’ equity	(525)	2,673

	$4,854	$6,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts, unaudited)

	Three months ended March 31,
	2003	2002

Net revenues:
License	$192	$2,988
Service	187	556

Total net revenues	379	3,544

Cost of net revenues:
License	115	1,014
Service	52	197

Total cost of net revenues	167	1,211

Gross margin	212	2,333

Operating expenses:
Sales and marketing	645	1,721
Research and development	1,306	1,196
General and administrative	1,144	938
Restructuring	326	—

Total operating expenses	3,421	3,855

Operating loss	(3,209)	(1,522)

Interest income (expense), net	(1)	21
Other income (expense), net	13	(32)

Loss before income taxes	(3,197)	(1,533)

Provision (benefit) for income taxes	2	(561)

Net loss	$(3,199)	$(972)

Basic and diluted net loss per share	$(0.16)	$(0.05)

Weighted average shares and share equivalents:
Basic and diluted	20,089	19,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(3,199)	$(972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	45	67
Allowance for doubtful accounts	(22)	(15)
Net changes in assets and liabilities:
Accounts receivable	556	1,446
Tax receivable	(4)	—
Prepaid royalties	99	(741)
Prepaid expenses	217	4
Other current assets	(3)	—
Other noncurrent assets	100	—
Accounts payable	459	7
Accrued liabilities	(132)	(15)
Accrued severance	209	—
Deferred revenue	(83)	(2,360)
Income taxes payable	(4)	(2)
Net cash used in operating activities	(1,762)	(2,581)
Cash flows from investing activities:
Purchases of property and equipment	(1)	—
Proceeds from sale of property and equipment	—	(21)
Proceeds from release of restricted cash	160	—
Proceeds from note payable	1,000	—
Net cash provided by (used in) investing activities	1,159	(21)
Cash flows from financing activities:
Proceeds from issuance of shares, net	—	(1)
Proceeds from exercise of warrants	—	481
Proceeds from exercise of stock options	1	61
Net cash provided by financing activities	1	541
Net decrease in cash and cash equivalents	(602)	(2,061)
Cash and cash equivalents at beginning of the period	726	8,643
Cash and cash equivalents at end of the period	$124	$6,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Note 1.  Basis of presentation

The accompanying condensed consolidated financial statements and related notes include the accounts of Insignia Solutions plc (“Insignia”, “us” or “we”) and its wholly owned subsidiaries and are unaudited.  However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results for the interim period have been included.  Interim results are not necessarily indicative of results for a full year.

During the past 24 months, we have incurred an aggregate loss from operations and negative operating cash flows of $21,230,000 and $19,156,000, respectively.  We have undertaken measures to reduce operating expenses and redesign our commercial efforts to adapt to new developments.  As part of these new developments, our current plans may require obtaining additional financing within the next 12 months.  If such financing is not obtained, or if we experience a significant shortfall in expected revenue, we will need to further reduce the level of expenses in order to meet our working capital  requirements during the next 12 months.

Assuming the receipt of the $6.9 million due from esmertec A.G. (“esmertec”) under the Asset Purchase Agreement and the Master Distribution and License Agreement, each dated March 4, 2003, and the definitive agreements signed on April 23, 2003 (see Note 5), and assuming that management achieves its plans to generate SSP revenue in the second half of the year while controlling operating costs, we believe that Insignia will have sufficient funds to meet its operating and capital requirements through the end of fiscal year 2003.  However, there can be no assurance that we will not require additional funding or that we will be able to obtain additional funding if needed, on acceptable terms or at all.  The failure to raise additional funds, if needed, on a timely basis and on sufficient favorable terms could have a material adverse effect on our business, operating results and financial condition.  Insignia’s liquidity may also be adversely affected in the future by factors such as continued higher interest rates, inability to borrow without collerateral, availability of capital financing and continued operating losses.  In addition, as of March 31, 2003, we were not in compliance with the minimum stock price and total shareholders’ equity requirements to maintain the listing of our ADSs on the Nasdaq SmallCap Market.  These circumstances raise substantial doubt about Insignia’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We follow accounting policies that are in accordance with principles generally accepted in the United States of America.  We conduct most of our business in U.S. dollars.  All amounts included in the financial statements and in the notes herein are in U.S. dollars unless designated ‘‘£’’, in which case they are in British pound sterling.  The exchange rates used between the U.S. dollar and the British pound sterling were $1.58 and $1.43 (expressed in U.S. dollars per British pound sterling) at March 31, 2003 and 2002, respectively.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year, which ends on December 31, 2003.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002, included in Insignia’s 2002 Annual Report and Form 10-K.

Note 2.  Net income (loss) per share

Net income (loss) per share is presented on a basic and diluted basis, and is computed using the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the period.  Ordinary equivalent shares consist of warrants and stock options (using the treasury stock method).  Under the basic method of calculating net income (loss) per share, ordinary equivalent shares are excluded from the computation.  Under the diluted method of calculating net income (loss) per share, ordinary equivalent shares are excluded from the computation if their effect is antidilutive.

Statement regarding computation of loss per share  (in thousands except per share data):

	Three months ended March 31,
	2003	2002

Net loss	$(3,199)	$(972)

Calculation of basic and diluted loss per share:
Weighted average number of ordinary shares outstanding used in computation	20,089	19,574

Basic and diluted loss per share	$(0.16)	$(0.05)

If Insignia had reported net income, the following weighted average number of options and warrants would not be included in the calculation of diluted EPS because their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2003	2002

Options	3,308,179	69,739
Warrants	4,191,334	189,653

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

Note 4.  Stock based compensation

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock Based Compensation-Transition and Disclosure”, which amends SFAS No. 123.  SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which we have adopted for the year ended December 31, 2002.  We account for our employee stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB No. 25,” and complies with the disclosure provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) in these notes to consolidated financial statements.  Under APB No. 25, compensation costs is determined based on the difference, if any, on the grant date between the fair value of our stock and the amount an employee must pay to acquire the stock.

Stocks, stock options, and warrants for stock issued to non-employees have been accounted for in accordance with the provisions of SFAS 123 and Emerging Issue Task Force Issue No. 96-18, (“EITF 96-18”) “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services”.

Fair value disclosures

Had the compensation cost for our stock option plans and the Purchase Plan been determined based on the fair value at the grant dates, as prescribed in FAS 123, the net income (loss) and net income (loss) per share would have been adjusted to the pro-forma amounts indicated below (in thousands, except per share data):

	Three months ended March 31,
	2003	2002

Net loss-as reported	$(3,199)	$(972)
Less stock based compensation expense determined under fair value based method	(1,926)	(2,417)
Pro forma Net loss-pro forma	(5,125)	(3,389)
Net loss per share-basic as reported	(0.15)	(0.05)
Net loss per share-basic Pro forma	(0.25)	(0.17)
Net loss per share-diluted as reported	(0.15)	(0.05)
Net loss per share-diluted pro forma	$(0.25)	$(0.17)

In accordance with the disclosure provisions of FAS 123, the fair value of employee stock options granted the three months ended March 31, 2003 and 2002 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

	Three months ended March 31,
	2003	2002
Stock Options:
Volatility range	59%	71%
Risk-free interest rate range	1.0 - 3.1%	1.8 - 4.2%
Dividend yield	0%	0%
Expected life (years)	4	4

Employee Stock Purchase Plan:
Volatility range	59%	71%
Risk-free interest rate range	1.2%	1.7%
Dividend yield	0%	0%
Expected life (years)	.5	.5

Total comprehensive loss was not different from the net loss reported for the three months ended March 31, 2003.

Note 5.  New accounting pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No., “Accounting for Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under the Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that meets the criteria of EITF No. 94-3 prior to the adoption of  SFAS 146.  The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charged are recorded from a commitment date approach to when the liability is incurred.  SFAS 146 was adopted in the first quarter of 2003.  The adoption of SFAS 146 did not have a material effect on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entiity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  We adopted FIN 46 effective February 1, 2003.  The adoption of FIN 46 did not have a material impact on our financial position, results of operation or cash flows.

Note 6.  Esmertec Agreements

On February 7, 2003, we entered into a loan agreement with esmertec whereby esmertec loaned Insignia $1 million. The loan was made in two installments of $500,000 each on February 13, 2003 and February 26, 2003.  The rate of interest on each loan is at prime plus two percent.  Accrued interest is due on the last day of each month.  The accrued interest as of March 31, 2003 was $6,730. The principal and any outstanding accrued interest is due on or before February 3, 2004.

On March 4, 2003, we entered into several other agreements (the “Agreements”) with esmertec including a definitive agreement to sell certain assets relating to our Java Virtual Machine (“JVM”) line of business in exchange for $3.5 million payable in installments.  Payments under the agreement would be $800,000 on April 18, 2003, $800,000 on July 23, 2003, $800,000 on October 15, 2003, $800,000 on January 15, 2004 and $300,000 on April 15, 2004.  The assets primarily included the fixed assets, customer agreements and employees related to the JVM line of business.  The transaction closed on April 23, 2003.  Under the terms of the Agreements, esmertec became the exclusive master distributor of the JVM technology in exchange for $3.4 million in minimum guaranteed royalties through June 30, 2004 at which time, the JVM technology rights will transfer to esmertec.  Minimum payments under the license are as follows:

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

In addition, we can earn up to an additional $4.0 million over the next three years based on a percentage of esmertec’s future sales of the JVM product.  Additionally, the parties have entered into a cooperative agreement to promote Insignia’s Secure System Provisioning (“SSP”) software product to esmertec’s mobile platform customers.  The Agreements provide for esmertec to manage the existing Insignia JVM customer relationships and license the Insignia and esmertec technologies to sell to the then combined customer base and business partners.  Under the Agreements, esmertec will assume the entire JVM business through a final asset purchase in June 2004.

As part of the sale of our JVM business, we transferred 42 employees to esmertec, of which 31 were development engineers.  In addition, as part of the sale, esmertec entered into an agrement with our U.K. building landlord to assume the lease on one of the two buildings leased by Insignia.

The Jeode platform had been our principal product line since the third quarter of 1999.  With the completion of the sale of our JVM business to esmertec in April 2003, Insignia’s sole product line will consist of its SSP products for the mobile handset and wireless carrier industry.  The SSP product became available for lab and market trials in early 2003 and is expected to be available for shipment to customers in the second half of 2003.

On February 11, 2003, we announced a restructuring of the organization to focus on the SSP technology.  As part of the restructuring, Richard Noling resigned as Chief Executive Officer and Acting Chief Financial Officer.  Mark McMillan, President and Chief Operating Officer, was promoted to Chief Executive Officer and Linda Potts, Controller, was promoted to Chief  Financial Officer.

In September 2001, Insignia and Sun Microsystems, Inc. (“Sun”) entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement (the “Distribution Agreement”) between the two companies.  In addition, in June 2001, the two companies entered into an addendum (the “Addendum”) to the Distribution Agreement relating to distribution of products to an Insignia customer.  The Amendment and the Addendum each require Insignia to make non-refundable royalty prepayments to Sun.  A total of $7.0 million of prepaid royalties were paid to Sun under these agreements through the third quarter of 2002.  There are no  additional royalty prepayments due to Sun under this agreement.  The amended Distribution Agreement expires June 30, 2004.  Any unused royalty prepayments outstanding on June 30, 2004 are forfeited.  The prepaid royalty balance as of March 31, 2003 was $2.3 million.

During 1998, Insignia sublet until March 2002 facilities it previously occupied in the United Kingdom, on substantially the same terms as those applicable to Insignia.  In January 2002, Insignia entered into an agreement with the landlord to terminate the lease on April 3, 2002 and paid a surrender payment of approximately $470,000.

Note 7. Commitments and Contingencies

Guarantee Agreements

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee.  FIN 45 also requires significant new disclosures, in both interim and annual financial statements by a guarantor about obligations associated with guarantees issued.

Insignia, as permitted under Delaware law and in accordance with our Bylaws, indemnifies our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity.  The term of the indemnification period is for the officer’s or director’s lifetime.  The maximum amount of potential future indemnification is unlimited; however we do have a Director and Officer Insurance Policy that limits our exposure and enables us to recover a portion of any future amounts paid.  As a result of the insurance policy coverage we believe the fair value of these indemnification agreements is minimal.

In our sales agreements, we typically agree to indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties for the products, as delivered by Insignia.  The terms of these indemnification agreements are generally perpetual any time after execution of the agreement.  The maximum amount of potential future indemnification is unlimited, however, we normally retain the right to limit the remedies the customer may receive.  We have not paid any amounts to settle claims or defend lawsuits.

Insignia, on a limited basis, has granted price protection.  The terms of these agreements are generally perpetual.  We have not recorded any liabilities for these potential future payments either because they are not probable or we have yet to incur the expense.

Insignia warrants the binary version of its software products against defects in material and workmanship under normal use and service for a period of ninety days.  All warranties are disclaimed for source code licenses.  There is no warranty accrual recorded because potential future payments either are not probable or we have yet to incur the expense.

Note 8.  Segment reporting

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

We operate in a single industry segment providing virtual machine technology which enables software applications and operating systems to be run on various computer platforms.  In the first quarter of 2003, Hewlett-Packard Company accounted for 34% of total revenues.  In the first quarter of 2002, Phoenix Technologies, Ltd.  (“Phoenix”), accounted for 78% of total revenues.   No other customer accounted for 10% or more of Insignia’s total revenues during the first quarter of 2003 and 2002.

Geographic information

Financial information by geographical region is summarized below (in thousands):

	Three months ended March 31,
	2003	2002
Revenues from unaffiliated customers:
United States	$332	$3,512
International	47	32
Consolidated	$379	$3,544
Intercompany revenues:
United States	$38	$25
International	148	1,468
Intercompany items and eliminations	(186)	(1,493)
Consolidated	$—	$—
Operating loss:
United States	$(1,526)	$(891)
International	(1,683)	(631)
Consolidated	$(3,209)	$(1,522)
Identifiable assets:
United States	$2,963	$11,029
International	34,754	39,238
Intercompany items and eliminations	(33,013)	(35,300)
Consolidated	$4,704	$14,967
Long-lived assets:
United States	$1,454	$166
International	33,126	35,540
Intercompany items and eliminations	(33,013)	(35,300)
Consolidated	$1,567	$406

All of the international revenues and substantially all of the international identifiable assets relate to Insignia’s operations in the United Kingdom.  Intercompany sales are accounted for at prices intended to approximate those that would be charged to unaffiliated customers.

Revenue by geographic area for the quarter ended March 31, 2003 was as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total

Distributor	$69	$22	$40	$131
OEM	221	7	3	231
End User	4	9	4	17

Total	$294	$38	$47	$379

Percentage of total revenue	78%	10%	12%	100%

Revenue by geographic area for the quarter ended March 31, 2002 was as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total

Distributor	$2,858	$60	$—	$2,918
OEM	518	71	9	598
End User	6	—	22	28

Total	$3,382	$131	$31	$3,544

Percentage of total revenue	95%	4%	1%	100%

There were no foreign countries that accounted for more than 10% of total revenue.

Note 9.  Equity transactions and warrants

On December 9, 1999, we entered into agreements whereby we issued 1,063,515 ordinary shares in American Depository Shares (“ADS”) form at a price of $4.23 per share to Castle Creek Technology Partners LLC and four other investors of whom one is a member of our board of directors.  We also issued warrants to the purchasers to purchase a total of 319,054 ADSs at the price of $5.29 per share.   The warrants expire on December 9, 2004.  We received $4.5 million less offering expenses totaling $0.4 million.  The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act.  An issuance of shares and warrants on November 24, 2000 has had a dilutive effect on the warrants issued in the December 9, 1999 placement, resulting in an increase in the number of ADSs issuable to 353,834, and a decrease of the exercise price to $4.77.  An issuance of shares and warrants on February 12, 2001 also triggered the anti-dilution provisions of the placement of December 9, 1999.  However, the effect of such dilution was less than 1% of the exercise price, and consequently such adjustment is deferred until such time as the accumulation of this adjustment and future adjustments exceed at least 1% of the exercise price.

During 2000, we issued a total of 19,994 ordinary shares in ADS form at various prices, ranging from $6.281 to $16.50 to a director of Insignia, as payment for draw down fees under a Line of

Credit arrangement entered into in March 2000.  The securities were issued in reliance upon the exemption from registration provided under Section 4 (2) of the Securities Act.

On November 24, 2000 we entered into agreements whereby we issued 3,600,000 ordinary shares in ADS form at a price of $5.00 to a total of 23 investors, including Sun Microsystems, BSquare, and a member of our board of directors.  We also issued warrants to purchase 1,800,000 ADSs to the investors at an exercise price of the lower of the average quoted closing sale price of our ADSs for the ten trading days ending on the day preceding the date of the warrant holder’s intent to exercise less a 10% discount, and $6.00.  The warrants expire on November 24, 2003, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, we may cancel the warrants upon sixty days prior written notice.  We received $18.0 million less offering expenses totaling $2.0 million.  We also issued warrants to purchase 225,000 ADSs to the placement agent exercisable at a price of $5.00.  These warrants expire on November 24, 2005.  The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act.

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

On February 12, 2001 we entered into agreements whereby we issued 940,000 ordinary shares in ADS form at a price of $5.00 to a total of 4 investors, including Wind River Systems, Inc.,  and  a member of our board of directors.  We also issued warrants to purchase 470,000 ADSs to the investors, at an exercise price of the lower of the average quoted closing sale price of our ADSs for the ten trading days ending on the day preceding the date of the warrant holder’s intent to exercise less a  10%  discount, and $6.00.  The warrants expire on February 12, 2004, however, subject to certain conditions, if the quoted sale price of the ADSs exceed $9.00 per share for any thirty consecutive trading days, we may cancel the warrants upon sixty days prior written notice.  We received $4.7 million less offering expenses totaling $0.5 million.  We also issued warrants to purchase 25,000 ADSs to the placement agent exercisable at a price of $5.00.  These warrants expire on February 12, 2006.  The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act.

In April 2001, three investors exercised their warrants for 282,500 ADSs.  We received $682,283, net of $19,117 for legal fees for the warrant exercises.  In March 2002, three investors exercised their warrants for 400,000 ADSs.  We received $480,400, net of $15,400 for legal fees for the warrant exercises.

Subscription Agreement

On October 17, 2002, we entered into a securities subscription agreement (“Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital has agreed to purchase, on each trading day following the effectiveness of a registration statement covering the American Depository Shares to be purchased by Fusion Capital, $10,000 of our American Depository Shares up to an aggregate of $6.0 million over a period of 30 months.  The purchase price of the American Depository Shares will be equal to a price based upon the future market price of the shares without any fixed discount to the market price.  In order to be in compliance with Nasdaq rules, we could not sell our ordinary shares to Fusion Capital at a price below $0.38, which represents the greater of the book value per share of our ordinary shares as of September 30, 2002, or the closing sale price per share of our ADSs on October 16, 2002 which was $0.38.  If we elect to sell our shares to Fusion Capital at a price per share below $0.38, we first would be required to obtain shareholder approval in order to be in compliance with applicable Nasdaq rules.  Under the laws of England and Wales, we are not permitted to sell our ADSs at a purchase price that is less than the nominal value of our ordinary shares.  Currently, the nominal value per ordinary share is the U.S. dollar equivalent of 20.5 pence.  As of March 31, 2003, we had not sold any shares under this Agreement.  We have incurred approximately $350,000 in expenses which were in December 2002.  As of March 31, 2003, the closing market price of our shares was $0.22 per share. As a result, we do not anticipate selling any shares under our agreement with Fusion Capital unless and until the market price of our shares increases from current levels. In addition, the sale of our shares to Fusion Capital under the Agreement is subject to other conditions which have not been met.

Under the terms of the Agreement, we issued to Fusion Capital one redeemable warrant for American Depository Shares representing 1,000,000 ordinary shares, and one non-redeemable warrant for American Depository Shares representing 1,000,000 ordinary shares.  The redeemable warrant may be redeemed by Insignia at any time on or before June 30, 2003 for an aggregate redemption price of $200,000.  The exercise price per share of each warrant is the U.S. dollar equivalent of 20.5 pence.  Each warrant expires on September 30, 2007.  The fair value of the warrants was estimated at $544,000 on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield; risk-free rate of 2.5%; volatility of 101%; and an expected life of five years.  The fair value of the warrants have been expensed in other expense entirely for the year ended December 31, 2002.  Unless an event of default occurs under the Agreement, the shares issuable upon exercise of these warrants must be held by Fusion Capital until 30 months from the date of the Agreement or the date the Agreement is terminated.   The warrants are immediately exercisable; however, Fusion Capital may not exercise the warrants if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of our shares outstanding at the time of the exercise by Fusion Capital.  The Agreement and the forms of the Registration Rights Agreement, the Redeemable Warrant and the Non-Redeemable Warrant between Insignia and Fusion Capital are filed as Exhibits to the 8-K dated October 22, 2002.

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

Under the December 1999 private placement, the investors were entitled to additional warrants to purchase ADSs at £0.20 nominal value per share if the average of the closing bid price of the ADSs over the ten days before an adjustment date was less than $4.23.  The adjustment dates commenced on March 10, 2000 and occurred on the 10th of each month through March 10, 2001, inclusive.  The rights for an adjustment date to occur would terminate upon release of at least $4.75 million of the funds held in escrow by Citrix on December 9, 1999.  However, not enough of the funds held were released to trigger this termination.  As calculated the average bid price of our ADSs on all the adjustment dates exceeded $4.23 per share and consequently no adjustment occurred.  The adjustment rights have now expired.

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

Amounts classified as warrants will remain outside of shareholders’ equity for the life of the warrant or until they are exercised,  whichever  occurs  first.  This  classification  reflects  certain potential cash payments that may occur, should we complete a major transaction, such as a takeover, during the life of  the warrants.  If a major transaction had occurred as of March 31, 2003, the maximum cash payout would have been approximately $12,030 based on the estimated Black-Scholes value of the warrant.

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

The following table summarizes activity on warrants:

	Warrants outstanding and exercisable	Warrants outstanding exercise price
Balance, December 31, 2001	2,591,334	$4.77- $6.00 (1)
Granted	2,000,000	Par value
Exercised	(400,000)	$1.24 (1)
Balance, December 31, 2002	4,191,334	Par value - 6.00 (1)
Granted	—	—
Exercised	—	—
Balance, March 31, 2003	4,191,334	Par value - 6.00 (1)

The $6.00 warrants are the lesser of $6.00 or 90% of 10-day average market value

Note 10.  Line of credit

On March 28, 2002, Insignia’s U.S. subsidiary, Insignia Solutions, Inc. (“Insignia U.S.”) entered into an accounts receivable financing agreement with Silicon Valley Bank.  The financing agreement allowed Insignia U.S. to borrow an amount up to 80% of eligible receivables not to exceed $1,200,000, with interest at the bank’s prime rate plus two percentage points.  The agreement was cancelled on February 12, 2003, and the UCC filing liens on the assets of Insignia U.S. were terminated.  No funds were ever borrowed under this credit facility.

Note 11.  Related party transaction

During the three months ended March 31, 2003 and the twelve months ended December 31, 2002, Insignia recognized revenue of $22,000 and $4,200,000, respectively, from Phoenix.  The CEO of Phoenix was a director on Insignia’s board of directors from March 1997 until March 2001.

During the three months ended March 31, 2003 and the twelve months ended December 31, 2002, Insignia recognized revenue of $0 and $300,000, respectively, from Wind River Systems, Inc. (“Wind River”).  Wind River participated in a private placement of equity in Insignia in February 2001 on the same terms as the other three investors in the private placement.  Wind River paid the aggregate purchase price of $2,000,000 for 400,000 ordinary shares represented by ADRs and warrants to purchase 200,000 additional ordinary shares represented by ADRs.  In addition, a Vice President of Wind River, John C. Fogelin, was appointed to Insignia’s board of directors in January 2001.

On February 13, 2001, we entered into a promissory note with Richard M. Noling, President and Chief Executive Officer of Insignia whereby Mr. Noling borrowed $150,000 from the U.S.-based subsidiary of Insignia.  The promissory note was due in three equal installments, on each annual anniversary from the date of the note.  The note was amended on January 24, 2002 to extend the first and subsequent installments one year.  The first installment became due on February 13, 2003.  Mr. Noling’s employment was terminated with Insignia effective February 14, 2003.  We forgave, effective March 6, 2003, the balance of the loan, $128,154, in lieu of any bonus compensation.  Interest accrued on the unpaid principal balance at a rate per annum equal to the prime lending rate of interest as listed in the Wall Street Journal plus 1%.  Accrued interest was due and payable monthly in arrears on the last calendar day of each month, beginning March 31, 2001.  In addition, on July 17, 2001, Mr. Noling received an interest free loan of $50,000.  The $50,000 loan was repaid in full on September 30, 2001.

Note 12. Restructuring

SFAS 146 (See Note 5) requires restructing changes to be recorded at the commitment date.  For the quarter ended March 31, 2003, we restructured the organizaion resulting in actual payments of $117,000 and an accrual of future payments totaling $209,000.  The future payments consist of $161,000 and $48,000 in the second and third quarters of 2003, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Insignia’s Form 10-K for the year ended December 31, 2002 (the “Form 10-K”).

Future operating results

This Form 10-Q contains forward-looking statements.  These forward-looking statements concern matters which include, but are not limited to, the revenue model and market for the Secure System Provisioning (“SSP”) product line, the features, benefits and advantages of the SSP platforms, international operations and sales, gross margins, spending levels, the availability of licenses to third-party proprietary rights, business and sales strategies, matters relating to proprietary rights, competition, exchange rate fluctuations and Insignia’s liquidity and capital needs.  These and other statements regarding matters that are not historical are forward-looking statements.  These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the demand for the SSP platform; the performance and functionality of SSP technology; Insignia’s ability to deliver products on time, and market acceptance of new products or upgrades of existing products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; product life cycles; quality control of products sold; competitive conditions in the industry; economic conditions generally or in various geographic areas; and the risks listed from time to time in the reports that Insignia files with the U.S. Securities and Exchange Commission.  Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this Report.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  Insignia assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Insignia continues to face significant risks associated with the successful execution of its business strategy.  These significant risks include, but are not limited to continued technology and product development, introduction and market acceptance of new products, changes in the marketplace, liquidity, competition from existing and new competitors that may enter the marketplace, impairment of prepaid royalties and retention of key personnel.

In addition, Insignia also faces significant risks associated with the development and future deployment of its SSP products and the successful execution of the related business strategy. During 2001, Insignia began development of a range of SSP products for the mobile handset and wireless carrier industry.  These SSP products build on Insignia’s position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and are designed to allow wireless carriers to execute over the air repair services and build valuable incremental services.  With the sale of the Jeode business to esmertec, Insignia’s sole product line consists of the SSP products. The SSP product is currently in lab and market trials and is expected to be available for shipment to customers in the second half of 2003.  Insignia has limited history with sales initiatives for new products. Additionally, the sales cycle for the SSP products is expected to take longer than the six to nine months sales cycle typically experienced with the Jeode product.

Insignia has experienced operating losses in each quarter since the second quarter of 1996.  To achieve profitability, Insignia will have to increase its revenue.  With the sale of the Jeode business, Insignia’s ability to increase revenues depends upon the success of its SSP product line.  SSP is not expected to be available until the second half of 2003, and it may not achieve widespread market acceptance.  If Insignia is unable to generate revenues from SSP in the form of development license fees, maintenance and support fees, commercial use royalties and nonrecurring engineering activities, Insignia’s current revenue levels will be insufficient to sustain its business.

Insignia has undertaken measures to reduce operating expenses and redesign its commercial efforts to adapt to new developments. Based upon Insignia’s current forecasts and estimates, Insignia’s current cash, cash equivalents and short-term investments, together with cash generated from on-going operations and other liquid sources of cash (including the cash from the sale of the Java Virtual Machine (“JVM”) assets) available to Insignia, may not be sufficient to meet its anticipated cash needs for working capital and capital expenditures through calendar 2003.  In particular, Insignia will need to further reduce the level of operating expenses in the event that revenue is lower than expected.  In addition, if Insignia is unable to maintain the reduction of operating expenses or increase revenue, if unplanned cash payments or expenses arise, or if Insignia is unable to obtain access to additional capital, it may not have sufficient resources to fund continuing operations through calendar year 2003.  In addition, based on its current forecasts and estimates, Insignia anticipates that, in any event, it will require additional financing in calendar year 2004.

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

The size of Insignia’s accumulated deficit, its losses and its ongoing need for capital in order to continue its operations raises substantial doubt as to Insignia’s ability to continue operations during 2003.  Failure to reduce expenses and/or obtain additional financing will result in a material adverse effect on its ability to meet its business objectives and continue as a going concern.  The report of the Company’s independent accountants included in Insignia’s Annual Report on Form 10-K filed on April 15, 2003 includes an explanatory paragraph as to the uncertainty that the Company will continue as a going concern.

Except as otherwise noted, this Form 10-Q does not reflect the anticipated sale of our JVM business to esmertec.

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three month periods ended March 31, 2003 and 2002.

	Three months ended March 31,
	2003	2002
Net revenues:
License	50.7%	84.3%
Service	49.3%	15.7%

Total net revenues	100.0%	100.0%

Cost of net revenues:
License	30.4%	28.6%
Service	13.7%	5.6%

Total cost of net revenues	44.1%	34.2%

Gross margin	55.9%	65.8%

Operating expenses:
Sales and marketing	170.2%	48.6%
Research and development	344.6%	33.7%
General and administrative	301.9%	26.5%
Restructuring	86.0%	0.0%

Total operating expenses	902.7%	108.8%

Operating loss	(846.8)%	(43.0)%

Interest income (expense), net	(0.2)%	0.6%
Other income (expense), net	3.4%	(0.9)%

Loss before income taxes	(843.6)%	(43.3)%

Provision (benefit) for income taxes	0.5%	(15.8)%

Net loss	(844.1)%	(27.5)%

Overview

We commenced operations in 1986, and currently develop, market and support software technologies that implement accelerated virtual machine technology for memory-constrained smart devices.  In January 1998, we announced our intention to launch a new product line called the Jeode™ platform, based on our Embedded Virtual Machine (“EVM”™) technology.  We also explored new markets that would leverage our 17 years of emulation software development experience.  The Jeode platform is our implementation of Sun Microsystems, Inc.’s (“Sun”) Java® technology tailored for smart devices.  It leverages patent-pending intellectual property to provide these resource-constrained devices with high performance, fully-compatible Java applet and application support.  The product became available for sale in March 1999.  The Jeode platform has been our principal product line since the third quarter of 1999.  The Jeode product line was sold in April 2003.

During 2001, we began development of a range of products (“Secure System Provisioning” or “SSP” products) for the mobile handset and wireless carrier industry.  These SSP products build on our position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and allow wireless carriers to execute over the air repair and build valuable incremental services.  With the sale of our JVM business in April 2003, our sole product line will consist of our SSP product.  The SSP product became available for lab and market trials in early 2003 and will be available for shipment to customers in the second half of 2003. We have limited history with sales initiatives for new products.  Additionally, the sales cycle for the SSP products is expected to take longer than the typical six to nine months to complete as seen with the Jeode product.

Our operations outside of the United States are primarily in the United Kingdom, where the majority of our research and development operations and our European sales activities are located.  We distribute our Jeode platform through OEM’s.  Our revenues from customers outside the United States are derived primarily from Europe and Asia and are generally affected by the same factors as our revenues from customers in the United States.  The operating expenses of our operations outside the United States are mostly incurred in Europe and relate to our research and development and European sales activities.  Such expenses consist primarily of ongoing fixed costs and consequently do not fluctuate in direct proportion to revenues.  Our revenues and expenses outside the United States can fluctuate from period to period based on movements in currency exchange rates.  Historically, movements in currency exchange rates have not had a material effect on our revenues.

We operate with the U.S. dollar as our functional currency, with a majority of revenues and operating expenses denominated in U.S. dollars.  Pound sterling exchange rate fluctuations against the dollar can cause U.K. expenses, which are translated into dollars for financial statement reporting purposes, to vary from period-to-period.

Sale of Java Virtual Machine assets

On February 7, 2003, we entered into a $1 million loan agreement with esmertec AG (“esmertec”).  The loan was made in two installments of $500,000 each on February 13, 2003 and February 26, 2003.  The rate of interest on each loan is at prime plus two percent.  Accrued interest is due on the last day of each month.  The accrued interest as of March 31, 2003, was $6730.  The principal and any outstanding accrued interest is due on or before February 3, 2004.

On March 5, 2003, we entered into several other agreements (the “Agreements”) with esmertec including a definitive agreement to sell certain assets relating to our Java Virtual Machine (“JVM”) line of business in exchange for $3.5 million payable in installments.  Payments under the agreement would be $800,000 on April 18, 2003, $800,000 on July 23, 2003, $800,000 on October 15, 2003, $800,000 on January 15, 2004 and $300,000 on April 15, 2004.  The assets primarily included the fixed assets, customer agreements and employees related to the JVM line of business. The transaction closed on April 23, 2003.  Under the terms of the Agreements, esmertec became the exclusive master distributor of the JVM technology in exchange for $3.4 million in minimum guaranteed royalties through June 30, 2004 at which time, the JVM technology rights will transfer to esmertec.  Minimum payments under the license are as follows:

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

In addition, we can earn up to an additional $4.0 million over the next three years based on a percentage of esmertec’s future sales of the JVM product.  Additionally, the parties have entered into a cooperative agreement to promote Insignia’s SSP software product to esmertec’s mobile platform customers.  The Agreements provide for esmertec to manage the existing Insignia JVM customer relationships and license the Insignia and esmertec technologies to sell to the then combined customer base and business partners.  Under the Agreements, esmertec will assume the entire JVM business through a final asset purchase in June 2004.

As part of the sale of our JVM business, we transferred 42 employees to esmertec, of which 31 were development engineers.  In addition, as part of the sale, esmertec entered into an agreement with our U.K. building landlord to assume the lease on one of the two buildings leased by Insignia.

The Jeode platform has been our principal product line since the third quarter of 1999.  With the sale of our JVM business to esmertec, Insignia’s sole product line consists of its SSP products for the mobile handset and wireless carrier industry.  The SSP product became available for lab and market trials in early 2003 and is expected to be available for shipment to customers in the second half of 2003.  We have limited history with sales initiatives for new products.

Additionally, the sales cycle for the SSP products is expected to take longer than the typical six to nine months experienced to complete as seen with the Jeode product.

Except as otherwise noted, this Form 10-Q does not reflect the anticipated sale of our JVM business to esmertec.

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

Revenue recognition

We recognize revenue in accordance with Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended.  SOP 97-2 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is probable. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Accounts receivable and allowance for doubtful accounts

We perform ongoing credit evaluations of our customers and will adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within expectations and the allowance established, we cannot guarantee that we will continue to experience the same credit loss rates as in the past.  Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivables and future operating results.

The preparation of financial statements requires us to make estimates of the uncollectability of our accounts receivables.  We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Prepaid royalties

Our agreements with licensors sometimes require us to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are capitalized and amortized as cost of sales based on the contractual royalty rate based on actual net product sales.  We continually evaluate recoverability of prepaid royalties and, if necessary, will charge to cost of sales any amount that we deem unlikely to be recoverable in the future.  The prepaid royalties carried on the balance sheet, under the terms of the Distribution Agreement between Sun and Insignia, require us to use these prepaid licenses before June 30, 2004.  We have performed an assessment of whether there was an indication that prepaid royalties of $2.28 million are impaired as of March 31, 2003. Our estimation of utilization, based on past revenue history and future revenue estimates using current average per unit selling price ranges, indicates that there could be unused prepaid royalties at the expiration of the Distribution Agreement.  As part of the sale of the JVM business to esmertec, esmertec has entered into a master distribution license agreement with Insignia, whereby esmertec will license product from Insignia which will consume all the prepaids paid to Sun.  However, if esmertec should breach the agreement, we believe that should unused prepaid royalties become predictable in the future, we could reduce the selling price in order to utilize the remaining prepaid balance.  This price reduction would result in lower gross margins.  We will continue to assess this potential impairment on a quarterly basis.  The deterioration of the business climate and lower than expected product sales could potentially impact this assessment and require an impairment charge in a future quarter.  Prepaid royalties are classified as both current and non-current assets based on estimated net product sales within the next year.

Revenues

	Three months ended March 31,
	2003	2002
	(in thousands)

License revenue	$192	$2,988
Service revenue	187	556
Total net revenue	$379	$3,544

The Jeode product line was our primary business for the first quarter of 2003 and 2002.  Revenue from the Jeode product line is derived from four main sources: the sale of a development license, the sale of annual maintenance and support contracts/services, prepaid royalties and commercial use royalties based on shipments of products that include Jeode technology, and nonrecurring engineering activities.

In the first quarter of 2003, total revenues decreased by 89% compared to total revenues for the first quarter of 2002.  The decrease was primarily due to decreased license revenues relating to the Jeode platform product line and the March 2003 revenue transferred as part of the JVM sale to esmertec.  The Jeode platform accounted for 95% and 100% of total revenue for the three months ended March 31, 2003 and 2002, respectively.  Future revenue from Jeode will be earned as a percentage of the revenue share program from the sale of the JVM business.  Jeode revenue will decrease from prior quarters.  We expect to generate revenue from the SSP product in the second half of 2003.

License revenue and service revenue accounted for 51% and 49%, respectively, of total revenues in the first quarter of 2003.  In the first quarter of 2002, license revenue and service revenue accounted for 84% and 16%, respectively.

License revenue decreased 93% in the first quarter of 2003 compared to license revenues in the first quarter of 2002.  The decrease was primarily due to the decline in the Internet Appliance market and the general weakening of the economy.  Jeode license revenues for the three months ended March 31, 2003 and the three months ended March 31, 2002 accounted for 90% and 100% of total license revenues, respectively.  A one-time Softwindows transaction accounted for 10% of the license revenue for the three months ended March 31, 2003.

Service revenue in the first quarter of 2003 was 66% lower than service revenue in the first quarter of 2002.  The decrease was primarily due to decreased Jeode engineering and Jeode support contracts.  Jeode service revenues for the three months ended March 31, 2003 and the three months ended March 31, 2002 accounted for 100% of total service revenues.

Sales to distributors and OEM’s representing more than 10% of total revenue in each period accounted for the following percentages of total revenues.

	Three months ended March 31,
	2003	2002
Distributors:
Hewlett Packard	34%	*
Phoenix	*	78%
All Distributors:	35%	82%

OEM’s:
All OEM’s	61%	17%
Less than 10%

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 10% of total revenues in the three months ended March 31, 2003 and 5% of total revenues in the three months ended March 31, 2002.  We marketed Jeode to customers in the United States, Europe and Japan.

Cost of revenues and gross margin

	Three months ended March 31,
	2003	2002
	(in thousands, except percentages)

Cost of license revenue	$115	$1,014
Gross margin: license revenue	40%	66%

Cost of service revenue	$52	$197
Gross margin: service revenue	72%	65%

Total cost of revenues	$167	$1,211
Gross margins: total revenues	56%	66%

Cost of license revenue is mainly comprised of royalties to third parties. Cost of service revenue includes costs associated with nonrecurring engineering activities and end-user support under maintenance contracts.

We believe that the significant factors affecting the Jeode platform gross margin include pricing of the development license, pricing of the unit usage and royalties to third parties such as Sun Microsystems, Inc. (“Sun”).  In early 1999, we signed a five-year agreement with Sun under which Sun established us as an authorized Virtual Machine provider.  Under this agreement, we are required to pay Sun a per unit royalty on each Jeode platform-enabled smart device shipped by our customers, plus a royalty on all development licenses put in place between our customers and us. In the third quarter of 2001, we amended our license agreement with Sun.  The amendment expanded the scope of the licensed technology, changed the royalty rate, limited the royalty obligations to only per units licensed, established required prepaid royalties and extended the expiration date of the contract from March 2004 to June 2004.  License revenue gross margins in the quarter ended March 31, 2003 were 40%, compared to 66% for the same period in 2002.  The decrease in license revenue gross margins reflected the impact of sharing the March 2003 JVM revenue while the cost per unit did not change and resulted in lower gross margins.

Gross margin for service revenue is impacted by the level of and pricing terms of nonrecurring engineering activities, which can vary from customer to customer, from contract to contract and based on the level of maintenance contracts sold.  Gross margin for service revenue increased in the first quarter of 2003 to 72% from 65% in the same period of 2002 due to more favorable labor costs on fixed price engineering consulting contracts.

Operating expenses

	Three months ended March 31,
	2003	2002
	(in thousands, except percentages)

Sales and marketing	$645	$1,721
Percentage of total revenues	170%	49%

Research and development	$1,306	$1,196
Percentage of total revenues	345%	34%

General and administrative	$1,144	$938
Percentage of total revenues	302%	26%

Sales and marketing expenses consist primarily of personnel and related overhead costs, salesperson commissions, advertising and promotional expenses and trade shows.  Sales and marketing expenses decreased by 62% in the quarter ended March 31, 2003 from the quarter ended March 31, 2002. The primary reason for the significant decrease was attributed to the transfer of the March 2003 JVM business expenses to esmertec. The decrease primarily reflected a $625,000 reduction in personnel costs. In addition, travel related costs decreased $125,000 and discretionary marketing decreased $192,000.  Overhead costs allocated using headcount also decreased by $75,000.  We anticipate a moderate decrease in sales and marketing expenses in the near term as we continue to control expenses in our sales and marketing organizations.

Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation.  Research and development expenses increased by 9% in the three months ended March 31, 2003 compared to the same period in 2002.  The primary reason for the increase was due to the quarter ended March 31, 2003 incurring an increased overhead cost allocation using headcount of $31,000 and the prior year quarter allocating an additional $145,000 of research and development expenses to cost of sales for Jeode support and maintenance and Jeode nonrecurring engineering activities.  The quarter ended March 31, 2002 reported greater Jeode revenue and therefore greater Jeode cost of sales than the quarter ended March 31, 2003.  Additional increases in expenditures of $38,000 in the quarter ended March 31, 2003 were a result of independent contractor costs.  The increases were offset by salary and salary related cost decreases of $97,000 primarily due to the transferring of JVM business expenses effective March 1, 2003.  Research and development expenses are expected to decrease moderately in the near term.

General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems, human resources and general management.  General and administrative expenses increased by 7% in the three months ended March 31, 2003 compared to the same period of 2002.  The increase was primarily due to an increase in professional service expenditures of $226,000 related to the sale of the JVM business to esmertec.  The increase was also due to the loan forgiveness to the Chief Executive Officer of $128,000.  The increase was offset in part to a $136,000 decrease in salaries and a $19,000 decrease in personnel related costs which consist primarily of  benefits and payroll tax expenses.  Salaries and personnel costs decreased due to a reduction in force in the quarter ended March 31, 2003 and the transfer of the JVM business expenses effective March 1, 2003.  Expenses are expected to decrease moderately in the near term.

Restructuring

	Three months ended March 31,
	2003	2002
	(in thousands, except percentages)

Restructuring	$326	$—
Percentage of total revenues	86%	—

On February 11, 2003, we announced a restructuring of the organization to focus on the SSP technology.  As part of the restructuring, Richard Noling, resigned as Chief Executive Officer and Acting Chief  Financial Officer.  Mark McMillan, President and Chief Operating Officer, was promoted to Chief Executive Officer and Linda Potts, Controller, was promoted to Chief  Financial Officer.  Restructuring expenses consist of severance payments paid in the quarter ended March 31, 2003 of $117,000 and continuing severance payments of $209,000 in the quarters ended June 30, 2003 and September 30, 2003.  Restructuring expenses represented 86% of total revenues for the quarter ended March 31, 2003.  The restructuring in both the quarter ended March 31, 2003 and the the prior quarter, in addition to the transfer of employees from the sale of the JVM business, resulted in a worldwide reduction of headcount of approximately 70% of our staff (62 people).

Interest income (expense), net

	Three months ended March 31,
	2003	2002
	(in thousands, except percentages)

Interest income (expense), net	$(1)	$21
Percentage of total revenues	—	1%

Net interest income decreased from income of $21,000 in the three months ended March 31, 2002 to expense of $1,000 in the three months ended March 31, 2003.  The change from interest income to interest expense in the first quarter of 2003 was primarily due to a combination of lower interest rates on lower cash and cash equivalent balances and interest expense on a loan received in February, 2003.  Interest expense is expected to increase in 2003 and offset interest income.

Other income (expense), net

	Three months ended March 31,
	2003	2002
	(in thousands, except percentages)

Other income, net	$13	$(32)
Percentage of total revenues	3%	(1)%

Net other income increased from expense of $32,000 in the three months ended March 31, 2002 to income of $13,000 in the three months ended March 31, 2003, primarily reflecting foreign exchange gains or losses in the respective periods.

For the three months ended March 31, 2003 approximately 88% of our total revenues and over 43% of our operating expenses are denominated in U.S. dollars.  Most of our remaining revenues and expenses are British pound sterling denominated and consequently we are exposed to fluctuations in British pound sterling exchange rates.  There can be no assurance that such fluctuations will not have a material effect on our results of operations in the future.  We did not enter with any currency option hedge contracts in 2002 or the first quarter of 2003.

We have, at times, an investment portfolio of fixed income securities that are classified as “available-for-sale-securities.”  These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  We attempt to limit this exposure by investing primarily in short-term securities.

Provision (benefit) for income taxes

	Three months ended March 31,
	2003	2002
	(in thousands)

Provision (benefit) for income taxes	$2	$(561)
Effective income tax rate	—	—

Our provision for income taxes for the three months ended March 31, 2003 primarily represented payments to U.S. tax authorities for annual filing fees.  Our benefit for income taxes for the three months ended March 31, 2002 primarily represented a refund received from the United Kingdom for research and development claims.  We have recorded a full valuation allowance against all deferred tax assets, primarily comprised of net operating losses, on the basis that significant uncertainty exists with respect to their realization.

Effective 2002 and retroactive to 2000, research and development expenditures incurred in the United Kingdom qualified for a tax credit.  The tax credit does not offset tax liability but rather is a refund.  The estimated refund for 2002 is $702,000 and is recorded as a receivable on the balance sheet.

Liquidity and capital resources

	March 31,
	2003	2002
	(in thousands)

Cash, cash equivalents and restricted cash	$214	$6,832
Working capital (deficit)	$(652)	$10,498
Net cash used in operating activities for the three month period	$(1,762)	$(2,581)

We have transitioned our product focus from the Jeode product to our SSP product line.  This change in product focus has resulted in a redirection of available resources from Insignia’s historical revenue base towards the development and marketing efforts associated with the SSP product. Cash used in operating activities in the first quarter of 2003 totaled $1.8 million compared to $2.6 million for the same period in 2002.  For the three months ended March 31, 2003, cash used in operating activities resulted primarily from a net loss of $3.2 million and a decrease of accrued liabilities of $132,000.  Offsetting these were a decrease of accounts receivable of $556,000, an increase of accounts payable of $459,000, and an increase of accrued severance of $209,000.

Cash provided by investing activities for the three months ended March 31, 2003 was $1,159,000, which consisted primarily of proceeds from the loan of $1,000,000 and proceeds from the release of restricted cash of $160,000.

Cash provided by financing activities for the three months ended March 31, 2003 was $1,000 and was proceeds from the employee stock purchase plan.

Our cash, cash equivalents and restricted cash were $214,000 at March 31, 2003, a decrease of $6.6 million from $6.8 million at March 31, 2002.  At March 31, 2003, we had a working capital deficit of $652,000.  At March 31, 2002, we had working capital of $10.5 million.  The principal source of working capital came from receivable collections and a note payable.  Capital additions totaled $1,000 and $21,000 for the three months ending March 31, 2003 and March 31, 2002, respectively.  We have no material commitments for capital expenditures or strategic investments.  Our commitments for expenditures consist of building leases in the U.K. and U.S. and a debt payment due in February 2004.  We expect that the decrease in accounts receivables, decreased revenues for the three months ended March 31, 2003 and other factors will substantially decrease our future cash flows for the next several quarters.

As of March 31, 2003, five customers accounted for 79% of the gross receivable.

In September 2001, Insignia and Sun Microsystems, Inc. (“Sun”) entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement (the “Distribution Agreement”) between the two companies.  In addition, in June 2001, the two companies entered into an addendum (the “Addendum”) to the Distribution Agreement relating to distribution of products to an Insignia customer.  The Amendment and the Addendum each required us to make non-refundable royalty prepayments to Sun.  A total of $7.0 million prepaid royalties were paid to Sun under the Distribution Agreement through the second quarter of 2002.  There are no additional required royalty prepayments due to Sun under this agreement.  The prepaid royalties carried on the balance sheet, under the terms of the agreement between Sun and Insignia, require us to use these prepaid licenses before June 30, 2004.  We continually evaluate recoverability of these prepaid royalties and, if necessary, will charge to cost of sales any amount that we deem unlikely to be recoverable in the future.  We have performed an assessment of whether there was an indication that the prepaid royalties of $2.28 million are impaired as of March 31, 2003.   Our estimation of utilization, based on past revenue history and future revenue estimates using current average per unit selling price ranges, indicates that there could be unused prepaid royalties at the expiration of the license and distribution agreement.  However, we believe that should unused prepaid royalties become predictable in the future, we could reduce the selling price in order to utilize the remaining prepaid balance. This price reduction would result in lower gross margins.  We will continue to assess this potential impairment on a quarterly basis.  The deterioration of the business climate and lower than expected product sales could potentially impact this assessment and require an impairment charge in a future quarter.

During 1998, we sublet until March 2002 facilities we previously occupied in the United Kingdom, on substantially the same terms as those applicable to us.  In January 2002, we entered into an agreement with the landlord to terminate the lease on April 13, 2002.

On March 28, 2002, our U.S. subsidiary, Insignia Solutions, Inc. (“Insignia U.S.”) entered into an accounts receivable financing agreement with Silicon Valley Bank.  The financing agreement allowed Insignia U.S. to borrow an amount up to 80% of eligible receivables not to exceed $1,200,000, with interest at the bank’s prime rate plus two percentage points.  The agreement was canceled on February 12, 2003, and the UCC filing liens on the assets of Insignia U.S. were terminated.  No funds were ever borrowed under this credit facility.

We have granted extended payment terms from time to time and, depending on various factors, including the length of the extended payment period and the creditworthiness of the customer.  We report these future payments as accounts receivable and either recognized revenue or deferred revenue.  Deferred revenue decreased $83,000 for the three months ended March 31, 2003 and primarily reflects fewer support and maintenance contracts.

Insignia, as permitted under Delaware law and in accordance with our Bylaws, indemnifies our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity.  The term of the indemnification period is for the officer’s or director’s lifetime.  The maximum amount of potential future indemnification is unlimited; however we do have a Director and Officer Insurance Policy that limits our exposure and enables us to recover a portion of any future amounts paid.  As a result of the insurance policy coverage we believe the fair value of these indemnification agreements is minimal.

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

Insignia, on a limited basis, has granted price protection.  The terms of these agreements are generally perpetual.  We have not recorded any liabilities for these potential future payments either because they are not probable or we have has yet to incur the expense.

Insignia warrants its software products against defects in material and workmanship under normal use and service for a period of ninety days.  There is no warranty accrual recorded because potential future payments either are not probable or we have yet to incur the expense.

On October 17, 2002, we entered into a securities subscription agreement (“Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital agreed to purchase, on each trading day following the effectiveness of a registration statement covering the ADSs, to be purchased by Fusion Capital, $10,000 of our ADSs up to an aggregate of $6.0 million over a period of 30 months.  The purchase price of the ADSs will be equal to a price based upon the future market price of the shares without any fixed discount to the market price.  In order to be in compliance with Nasdaq rules, we could not sell our ordinary shares to Fusion Capital at a price below $0.38, which represents the greater of the book value per share of our ordinary shares as of  September 30, 2002 or the closing sale price per share of our ADSs on October 16, 2002.  If we elect to sell our shares to Fusion Capital at a price per share below $0.38, we first would be required to obtain shareholder approval in order to be in compliance with applicable Nasdaq rules.  Under the laws of England and Wales, we are not permitted to sell our ADSs at a purchase price that is less than the nominal value of our ordinary shares.  Currently, the nominal value per ordinary share is £0.20. As of May 8, 2003, the closing market price of our shares was $0.22 per share. As a result, we do not anticipate selling any shares under our agreement with Fusion Capital until the market price of our shares increases from current levels. In addition, the sale of our shares to Fusion Capital under the Agreement is subject to other conditions which have not been met.

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

Based upon our current forecasts and estimates, our current cash and cash equivalents, together with cash generated from on-going operations and other liquid sources of cash (including the securities subscription and cash generated from the sale of the JVM business to esmertec) may not be sufficient to meet our anticipated cash needs for working capital and capital expenditures.  If cash currently available from all sources is insufficient to satisfy our liquidity requirements, we may seek additional sources of financing including selling additional equity or obtaining convertible debt securities.  If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations.  The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders.  We may not be able to obtain additional financing on acceptable terms, if at all.  If we are unable to obtain additional financing as and when needed and on acceptable terms, we may be required to reduce the scope of our planned sales, marketing and product development efforts, which could jeopardize our business.  The size of our accumulated deficit, our losses and our ongoing need for capital in order to continue our operations raises substantial doubt as to our ability to continue operations.  Failure to reduce expenses and/or obtain additional financing will result in a material adverse effect on our ability to meet our business objectives and continue as a going concern.  The report of our independent accountants on our financial statements included in our annual report on Form 10-K includes an explanatory paragraph as to the uncertainty that we will continue as a going concern.

Risk Factors

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

We need additional financing to sustain our operations.

We had a working capital deficit of $652,000 at March 31, 2003, and our cash, cash equivalents, and restricted cash totaled $214,000 at March 31, 2003.  We had an operating cash flow deficit of $1.8 million for the three months ended March 31, 2003 and an operating cash flow deficit of $2.6 million for the three months ended March 31, 2002.  The sale of our JVM business to esmertec is expected to provide cash of $4,150,000 in 2003.  Because our current financial resources are not expected to be sufficient to fund our operations or those of our subsidiaries, we need additional funds to continue these operations.  There is no assurance that additional financing will be available to us on terms that are acceptable, or at all.  These circumstances raise substantial doubt about our ability to continue as a going concern.  The report of our independent accountants included on our consolidated financial statements on Form 10-K filed on April 15, 2003 includes an explanation paragraph as to the uncertainty that we will continue as a going concern.

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

In order to be in compliance with Nasdaq rules, we could not sell our ordinary shares to Fusion Capital at a price below $0.38, which represents the greater of the book value per share of our ordinary shares as of September 30, 2002 or the closing sale price per share of our ADSs on October 16, 2002. As of March 31, 2003, the closing market price of our shares was $0.22 per share. If we elect to sell our shares to Fusion Capital at a price per share below $0.38, we first would be required to obtain shareholder approval in order to be in compliance with the Nasdaq rules.  Under the laws of England and Wales, we are not permitted to sell our ADSs at a purchase price that is less than the nominal value of our ordinary shares.  Currently, the nominal value per ordinary share is £0.20. As a result, we do not anticipate selling any shares under our agreement with Fusion Capital until the market price of our shares increases from current levels.  In addition, the sale of our shares to Fusion Capital under the Agreement is subject to other conditions which have not been met.

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

If our stock price does not exceed $1.00 per share or if our shareholders’ equity does not increase, we could be delisted from Nasdaq.

During the twelve months ended May 5, 2003, the closing price of our shares ranged from a high of $1.58 to a low of $0.20.  Under the rules of the Nasdaq Stock Market, our stock price must remain above $1.00 per share for continued quotation of our shares on the Nasdaq National Market or the Nasdaq SmallCap Market.  We received a letter from Nasdaq notifying us that we were not in compliance with this requirement and that we would be provided 90 calendar days, or until December 11, 2002, to regain compliance.  In connection with this notification, we transferred the listing of our shares from the Nasdaq National Market to the Nasdaq SmallCap Market on January 9, 2003 to obtain additional time and flexibility to meet this requirement.  In addition, as of March 31, 2003, we had a negative total shareholders’ equity of $525,000.  In order to maintain our listing on the Nasdaq SmallCap Market, we are required to have total shareholders’ equity of at least $2.5 million.  As a result, our shares could be delisted from the Nasdaq SmallCap Market, which could adversely affect our ability to raise additional funds.

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

We may never achieve profitability if our SSP product line does not reach desired sales goals.

Our future performance depends upon sales of products within our SSP product line.  Revenues related to the Jeode product line, which was sold to esmertec in April 2003, accounted for 100% of our total revenue of $379,000 for the three months ended March 31, 2003.  As a result, the SSP product line is our only product line and we expect to rely upon sales of the SSP product for our revenue in the future. The SSP product became available for lab and market trials in early 2003 and is expected to be available for shipment to customers in the second half of 2003.  We have reduced our current expense levels, which will require total revenues of more than $1.5 million per quarter to achieve an operating profit.  SSP may not achieve or sustain market acceptance or provide the desired revenue levels.

The long and complex process of licensing our SSP product may make our revenue unpredictable.

Our revenue is dependent upon our ability to license SSP product to third parties. Licensing our SSP product is expected to be a long and complex process, which could take longer than the typical six to nine months. Before committing to license our products, potential customers must generally consider a wide range of issues including product benefits, infrastructure requirements, ability to work with existing systems, functionality and reliability. The process of entering into a development license with a company typically involves lengthy negotiations.  Because of the sales cycle, it is difficult for us to predict when, or if, a particular prospect might sign a license agreement.  Development license fees may be delayed or reduced because of this process.  The SSP product became available for lab and market trials in early 2003 and will be available for shipment to customers in the second half of 2003.  We have limited history with sales initiatives for new products.

If products that integrate our SSP technology do not sell well, we will not receive royalty payments on our licenses.

Our success depends upon the use of our technology by our licensees in their smart devices.  Our licensees undertake a lengthy process of developing systems that use our technology.  Until a licensee has sales of its systems incorporating our technology, they will not create commercial use royalties to us.  We expect that the period of time between entering into a development license and actually recognizing commercial use royalties to be lengthy and difficult to predict.

If our license agreement with Sun Microsystems, Inc. is terminated or expires without renewal, we would not be able to market our Jeode product line through the Master Distribution License Agreement with esmertec.

In the first quarter of 1999, we signed a five-year Technology License and Distribution Agreement (“Distribution Agreement”) with Sun Microsystems, Inc. under which Sun established Insignia as a Sun authorized virtual machine provider.  The Distribution Agreement also grants us immediate access to the Java compatibility test suite and the Java technology source code.  The Distribution Agreement includes technology sharing and compatibility verification.  Under the Distribution Agreement, we are required to pay Sun a per unit royalty on each Jeode-enabled smart device shipped by our customers, plus a royalty on all development licenses between our customers and us.  In the third quarter of 2001, we amended our Distribution Agreement with Sun.  The Distribution Amendment expanded the scope of the licensed technology, changed the royalty rate, limited the royalty obligations to only per units licensed, established a prepaid royalty schedule and extended the expiration date of the contract from March 2004 to June 2004.  If the Distribution Agreement with Sun terminates or expires without renewal, we would not be able to market our Jeode product line through the Master Distribution License Agreement with esmertec.  Any disruption in our relationship with Sun would likely impair our royalty sales of Jeode from esmertec.  In addition, any termination of the Distribution Agreement with Sun would likely adversely impact our ability to receive amounts to be paid under our agreement with esmertec in connection with the sale of the JVM business.

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

We have experienced operating losses in each quarter since the second quarter of 1996. To achieve profitability, we will have to increase our revenue significantly.  Our ability to increase revenues depends upon the success of our SSP product line.  SSP will be available for shipment to customers in the second half of 2003 and it may not achieve market acceptance. If we are unable to create revenues from SSP in the form of development license fees, maintenance and support fees, commercial use royalties and nonrecurring engineering services, our current revenues will be insufficient to sustain our business.

For the three months ended March 31, 2002 and 2003 we spent 49% and 170%, respectively, of our total revenues on sales and marketing.  We expect to continue to incur disproportionately high sales and marketing expenses in the future.  To market SSP effectively, we must develop client and server channel markets.  We will continue to incur the expenses for a sales and marketing infrastructure before we recognize significant revenue from sales of the product.  Because customers in the smart device market tend to remain with the same vendor over time, we believe that we must devote significant resources to each potential sale.  If potential customers do not design our products into their systems, the resources we have devoted to the sales prospect would be lost.  If we fail to achieve and sustain significant increases in our quarterly sales, we may not be able to continue to increase our investment in these areas.  With increased expenses, we must significantly increase our revenues if we are to become profitable.

If our new products or product enhancements fail to achieve customer acceptance, or if we fail to manage product transitions, our business reputation will likely suffer and revenues may decline.

The market for mobile devices is fragmented and characterized by technological change, evolving industry standards and rapid changes in customer requirements.  Our existing products will become less competitive or obsolete if we fail to introduce new products or product enhancements that anticipate the features and functionality that customers demand.  The success of our new product introductions will depend on our ability to:

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

In addition, we also face significant risks associated with the development and future deployment of our SSP products and the successful execution of the related business strategy. With the sale of the JVM business to esmertec, the SSP product is our sole product line.  During 2001, we began development of a range of SSP products for the mobile handset and wireless carrier industry.  These SSP products build on our position as a VM supplier for manufacturers of mobile devices and allow wireless carriers to build valuable Over-The-Air Repair and dynamic capability services.  The SSP product became available for lab and market trials in early calendar 2003 and is expected to be available for shipment to customers in the second half of 2003. We have limited history with sales initiatives for new products. Additionally, the sales cycle for the SSP products is expected to take longer than the typical six to nine month cycle of the Jeode product.

Our targeted market is highly competitive.

Our SSP product line is targeted for the mobile operator and mobile device market.  The market for these products is fragmented and highly competitive.  This market is also rapidly changing and there are many companies creating products that compete or will compete with ours. As the industry develops, we expect competition to increase in the future. This competition may come from existing competitors or other companies that we do not yet know about.  Our main competitors include Bitfone and DoOnGo. The Jeode product line is targeted at the emerging Java-based smart device marketplaces, which are rapidly changing and are characterized by an increasing number of new entrants whose products compete with the Jeode platform.

If these competitors develop products that are cheaper or provide better capabilities or functionality than our SSP product line, our market share will drop. Many of our current competitors and potential competitors have greater resources than we do, and we might not be able to compete successfully against these companies.  Competition could force us to reduce the prices of our products, which would result in reduced profit margins and could harm our ability to provide adequate service to our customers. Our pricing model for our software products is based on a derivative usage model with integration and support and maintenance fees, and may be subject to significant pricing pressures, including buy-out arrangements.  Also, the market may demand alternative pricing models in the future.  A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also harm our competitive position.

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

Sales from outside of the United States accounted for approximately 22% and 5% of our total revenue for the three months ended March 31, 2003 and 2002, respectively, and are expected to increase with the SSP product.  We expect to market SSP to mobile operators and terminal manufacturers in Europe.  Economic conditions in Europe generally and fluctuations in the value of the euro against the U.S. dollar and British pound sterling could impair our revenues and results of operations. International operations are subject to a number of other risks. These risks include:

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

The prices for our ADSs have fluctuated widely in the past. During the 12 months ended March 5, 2003, the closing price per share of Insignia ranged from a high of $1.58 to a recent low of $0.20.  Under the rules of The Nasdaq Stock Market, our stock price must remain above $1.00 per share for continued quotation of our shares on the Nasdaq SmallCap Market. Stock price volatility has had a substantial effect on the market prices of securities issued by us and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against high technology companies.  We may in the future be the target of similar litigation.  Regardless of the outcome, securities litigation may result in substantial costs and divert management attention and resources.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

From time to time, we enter into derivative financial instruments such as currency option contracts to hedge certain anticipated, but not yet committed, transactions expected to be denominated in foreign currencies.  We do not use derivative financial instruments for trading or speculative purposes.  Our downside risk with respect to currency option contracts (British pound sterling) is limited to the premium paid for the right to exercise the option.  We did not enter into any currency option hedge contracts in the first quarter of 2003 or the first quarter of 2002 and had no option hedge contracts outstanding as of March 31, 2003 or March 31, 2002.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Exhibit Title

10.78	Asset Purchase Agreement between between Insignia Solutions plc (and subsidiaries) and esmertec A.G. dated March 4, 2003 (incorporated by reference to Exhibit 2.1 on Form 8-K filed on May 8, 2003)

10.79	Debenture Agreement between Insignia Solutions plc (and subsidiaries) and esmertec A.G. dated February 7, 2003 (incorporated by reference to Exhibit 2.2 on Form 8-K filed on May 8, 2003)

10.80	Loan Agreement between Insignia Solutions plc (and subsidiaries) and esmertec A.G. dated February 7, 2003 (incorporated by reference to Exhibit 2.3 on Form 8-K filed on May 8, 2003)

10.81	Guaranty Supplement Agreement between Insignia Solutions Inc. and esmertec A.G. dated February 7, 2003 (incorporated by reference to Exhibit 2.4 on Form 8-K filed on May 8, 2003)

10.82	Security Agreement between Insignia Solutions Inc. and esmertec A.G. dated February 7, 2003 (incorporated by reference to Exhibit 2.5 on Form 8-K filed on May 8, 2003)

10.83	Intellectual Property Agreement between Insignia Solutions plc and esmertec A.G. dated March 4, 2003 (incorporated by reference to Exhibit 2.6 on Form 8-K filed on May 8, 2003)

10.84	Master Distribution and License Agreement between Insignia Solutions plc and smertec A.G. dated March 4, 2003 (incorporated by reference to Exhibit 2.7 on Form 8-K filed on May 8, 2003)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SOLUTIONS PLC
(Registrant)

Date: May 15, 2003

s/ LINDA C. POTTS
LINDA C. POTTS
Chief Financial Officer

Signature	Capacity	Date

/s/ Mark E. McMillan	Chief Executive Officer	May 15, 2003
Mark E. McMillan

/s/ Linda C. Potts	Chief Financial Officer,	May 15, 2003
Linda C. Potts

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Dated: May 15, 2003

/s/ Mark E. McMillan
Mark E. McMillan
Chief Executive Officer

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Linda C. Potts, certify that:

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

Dated: May 15, 2003

/s/ Linda C. Potts
Linda C. Potts
Chief Financial Officer