Form 10-Q
period 2003-06-30
INSIGNIA SOLUTIONS PLC
filed 2003-08-14
CIK 1002390

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or,

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

As of August 8, 2003, there were 20,088,709 Ordinary shares of £0.20 each nominal value, outstanding.

INSIGNIA SOLUTIONS PLC

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$424	$726
Restricted cash	20	250
Accounts receivable, net of allowances of $12 and $50, respectively	134	931
Other receivable	2,700	—
Tax receivable	180	702
Prepaid royalties	901	1,000
Prepaid expenses	487	695
Other current assets	227	438
Total current assets	5,073	4,742
Property and equipment, net	141	230
Prepaid royalties	1,381	1,381
Other noncurrent assets	—	100
	$6,595	$6,453
LIABILITIES, MANDATORILY REDEEMABLE WARRANTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$788	$665
Accrued liabilities	730	950
Accrued severance	215	—
Note payable	1,000	—
Deferred revenue	487	534
Income taxes payable	187	191
Total current liabilities	3,407	2,340

Commitments and contingencies (Note 6)

Mandatorily redeemable warrants	590	1,440

Shareholders’ equity:
Ordinary shares	6,445	6,444
Additional paid-in capital	60,751	59,901
Accumulated deficit	(64,137)	(63,211)
Other accumulated comprehensive loss	(461)	(461)
Total shareholders’ equity	2,598	2,673
	$6,595	$6,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net revenues:
License	$—	$1,547	$192	$4,535
Service	—	345	187	901
Total net revenues	—	1,892	379	5,436

Cost of net revenues:
License	36	714	151	1,728
Service	—	252	52	449
Total cost of net revenues	36	966	203	2,177

Gross margin	(36)	926	176	3,259

Operating expenses:
Sales and marketing	261	1,492	906	3,213
Research and development	719	1,385	2,025	2,581
General and administrative	386	967	1,530	1,905
Restructuring	173	—	499	—
Total operating expenses	1,539	3,844	4,960	7,699

Operating loss	(1,575)	(2,918)	(4,784)	(4,440)

Interest income (expense), net	(12)	27	(13)	48
Other income, net	3,529	133	3,542	101

Income (loss) before income taxes	1,942	(2,758)	(1,255)	(4,291)

Benefit from income taxes	(331)	(1,271)	(329)	(1,832)

Net income (loss)	$2,273	$(1,487)	$(926)	$(2,459)

Net income (loss) per share:
Basic	$0.11	$(0.07)	$(0.05)	$(0.12)
Diluted	$0.11	$(0.07)	$(0.05)	$(0.12)

Weighted average shares and share equivalents:
Basic	20,089	20,020	20,089	19,798
Diluted	20,347	20,020	20,089	19,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(926)	$(2,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	81	131
Allowance for doubtful accounts	(38)	(18)
Gain on sale of product line	(3,500)	5
Net changes in assets and liabilities:
Accounts receivable	835	4,955
Tax receivable	522	(382)
Prepaid royalties	99	(1,437)
Prepaid expenses	86	99
Other current assets	211	(14)
Other noncurrent assets	100	—
Accounts payable	134	(337)
Accrued liabilities	(158)	75
Accrued royalties	—	600
Accrued severance	215	—
Deferred revenue	112	(3,533)
Income taxes payable	(4)	(2)
Net cash used in operating activities	(2,231)	(2,317)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	(44)
Purchases of property and equipment	(15)	—
Proceeds from sale of product line, net	713	—
Proceeds from release of restricted cash	230	—
Net cash provided (used) in investing activities	928	(44)
Cash flows from financing activities:
Proceeds from issuance of shares, net	—	(1)
Proceeds from exercise of warrants	—	481
Proceeds from note payable	1,000	—
Proceeds from exercise of stock options	1	128
Net cash provided by financing activities	1,001	608
Net decrease in cash and cash equivalents	(302)	(1,753)
Cash and cash equivalents at beginning of the period	726	8,643
Cash and cash equivalents at end of the period	$424	$6,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Note 1.  Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Insignia Solutions plc (“Insignia”, “us” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation.  Interim results are not necessarily indicative of results for a full year.  These financial statements and notes should be read in conjunction with Insignia’s audited financial statements for the year ended December 31, 2002 and footnotes thereto, included in the Insignia’s Annual Report on Form 10-K.

During the past 24 months, we have incurred an aggregate loss from operations and negative operating cash flows of $20,292,000 and $14,135,000, respectively.  We have undertaken measures to reduce operating expenses and redesign our commercial efforts to adapt to new developments. As part of these new developments, our current plans may require obtaining additional financing within the next 12 months.  If such financing is not obtained, or if we experience a significant shortfall in expected revenue, we will need to further reduce the level of expenses in order to meet our working capital requirements during the next 12 months.

Assuming the receipt of the $6.9 million due from esmertec A.G. (“esmertec”) under the Asset Purchase Agreement and the Master Distribution and License Agreement, each dated March 4, 2003, and the definitive agreements signed on April 23, 2003 (see Note 5), and assuming that management achieves its plans to generate SSP revenue in the second half of the year while controlling operating costs, we believe that Insignia will have sufficient funds to meet its operating and capital requirements through the end of fiscal year 2003.  However, there can be no assurance that we will not require additional funding or that we will be able to obtain additional funding if needed, on acceptable terms or at all.  The failure to raise additional funds, if needed, on a timely basis and on sufficient favorable terms could have a material adverse effect on our business, operating results and financial condition.  Insignia’s liquidity may also be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses.  In addition, as of March 31, 2003, we were not in compliance with the minimum stock price and total shareholders’ equity requirements to maintain the listing of our ADSs on the Nasdaq SmallCap Market.  As of June 30, 2003, we regained compliance with the minimum shareholders equity requirement, but remained out of compliance with the minimum stock price. These circumstances raise substantial doubt about Insignia’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.  Net income (loss) per share

Net income (loss) per share is presented on a basic and diluted basis, and is computed by dividing net income (loss) by the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the period.  Ordinary equivalent shares consist of warrants and stock options (using the treasury stock method).  Under the basic method of calculating net income (loss) per share, ordinary equivalent shares are excluded from the computation.  Under the diluted method of calculating net income (loss) per share, ordinary equivalent shares are excluded from the computation only if their effect is anti-dilutive.

Calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Numerator – basic and diluted:
Net income (loss)	$2,273	$(1,487)	$(926)	$(2,459)

Denominator calculation of basic income (loss) per share:
Weighted average number of ordinary shares outstanding	20,089	20,020	20,089	19,798

Basic income (loss) per share	$0.11	$(0.07)	$(0.05)	$(0.12)

Denominator calculation of diluted income (loss) per share:
Weighted average number of ordinary shares outstanding	20,089	20,020	20,089	19,798
Dilutive common equivalent shares	258	—	—	—
Weighted average number of ordinary shares outstanding	20,347	20,020	20,089	19,798

Diluted income (loss) per share	$0.11	$(0.07)	$(0.05)	$(0.12)

The following number of options and warrants have not been included in the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Options	2,938,032	3,856,935	4,570,532	3,856,935
Warrants	603,834	2,191,334	4,191,334	2,191,334

Note 3.  Stock based compensation

Insignia accounts for stock based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and complies with the disclosure provisions of  Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure – an Amendment of FASB Statement No.123”.  The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No.123, “Accounting for Stock Based Compensation” to stock based compensation.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income (loss)-as reported	$2,273	(1,487)	$(926)	$(2,459)
Less stock based compensation expense determined under fair value based method	(261)	(617)	(525)	(1,234)
Net income (loss)-pro forma	2,012	(2,104)	(1,451)	(3,693)
Basic and diluted net income (loss) per share-as reported	0.11	(0.07)	(0.05)	(0.12)
Basic and diluted net income (loss) per share-proforma	0.10	(0.11)	(0.07)	(0.19)

In accordance with the disclosure provisions of SFAS 123, the fair value of employee stock options granted the three and six months ended June 30, 2003 and 2002 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Stock Options:
Volatility range	142% - 244%	50% - 56%	142% - 244%	50% - 68%
Risk-free interest rate range	1.25% - 2.79%	2.35% - 4.40%	1.00% - 3.06%	1.81% - 4.4%
Dividend yield	0%	0%	0%	0%
Expected life (years)	4	4	4	4

Employee Stock Purchase Plan:
Volatility range	N/A	71%	59%	71%
Risk-free interest rate range	N/A	1.71%	1.17%	1.71%
Dividend yield	0%	0%	0%	0%
Expected life (years)	.5	.5	.5	.5

Total comprehensive loss was not different from the net loss reported for the three months and six months ended June 30, 2003.

Note 4.  New accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entiity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  We adopted FIN 46 effective February 1, 2003.  The adoption of FIN 46 did not have a material impact on our financial position, results of operation or cash flows.

Note 5.  Esmertec Agreements

On February 7, 2003, we entered into a loan agreement with esmertec whereby esmertec loaned Insignia $1 million. The loan was made in two installments of $500,000 each on February 13, 2003 and February 26, 2003.  The rate of interest on each loan is at prime plus two percent.  Accrued interest is due on the last day of each month.  The accrued interest as of June 30, 2003 was $14,066. The principal and any outstanding accrued interest is due on or before February 3, 2004.  At June 30, 2003, the principal amount outstanding on this loan was $1 million.

On March 4, 2003, we entered into several other agreements (the “Agreements”) with esmertec including a definitive agreement to sell certain assets relating to our Java Virtual Machine (“JVM”) product line in exchange for $3.5 million payable in installments.  Payments under the agreement would be $800,000 on April 18, 2003, $800,000 on July 23, 2003, $800,000 on October 15, 2003, $800,000 on January 15, 2004 and $300,000 on April 15, 2004.  As of June 30, 2003, esmertec has paid $800,000 under this agreement.  The assets primarily included the fixed assets, customer agreements and employees related to the JVM product line. The transaction closed on April 23, 2003.  Under the terms of the Agreements, esmertec became the exclusive master distributor of the JVM technology in exchange for $3.4 million in minimum guaranteed royalties through June 30, 2004 at which time, the JVM technology rights will transfer to esmertec.  Minimum payments under the license are as follows:

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

As of June 30, 2003, payments under this agreement have been paid in a timely manner.

In addition, we can earn up to an additional $4.0 million over the next three years based on a percentage of esmertec’s future sales of the JVM product.  Additionally, the parties have entered into a cooperative agreement to promote Insignia’s Secure System Provisioning (“SSP”) software product to esmertec’s mobile platform customers.  The Agreements provide for esmertec to manage the existing Insignia JVM customer relationships and license the Insignia and esmertec technologies to sell them to the then combined customer base and business partners.  Under the Agreements, esmertec will assume the entire JVM product line through a final asset purchase in June 2004.

As part of the sale of our JVM product line, we transferred 42 employees to esmertec, of which 31 were development engineers.  In addition, as part of the sale, esmertec entered into an agrement with our U.K. building landlord to assume the lease on one of the two buildings leased by Insignia.

The Jeode platform had been our principal product line since the third quarter of 1999.  With the completion of the sale of our JVM product line to esmertec in April 2003, Insignia’s sole product line will consist of its SSP products for the mobile phone and wireless operator industry.  The SSP product is currently in lab and market trials and is expected to be available for shipment to customers in the second half of 2003.

Note 6.  Commitments and Contingencies

In June 2001, Insignia and Sun Microsystems, Inc. (“Sun”) entered into an addendum (the “Addendum”) to the Distribution Agreement relating to distribution of products to an Insignia customer.  In addition, in September 2001, the two companies entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement (the “Distribution Agreement”) between the two companies.  The Amendment and the Addendum each require Insignia to make non-refundable royalty prepayments to Sun.  A total of $7.0 million of prepaid royalties were paid to Sun under these agreements through the third quarter of 2002.  There are no additional royalty prepayments due to Sun under this agreement.  The amended Distribution Agreement expires June 30, 2004.  Any unused royalty prepayments outstanding on June 30, 2004 are forfeited.  The prepaid royalty balance as of June 30, 2003 was $2.3 million.

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

Note 7.  Segment information

Insignia operates in a single industry segment providing software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks. There were no revenues in the second quarter of 2003. In the second quarter of 2002, Phoenix Technologies, Ltd. (“Phoenix”) and Wind River Systems, Inc. accounted for 65% and 12% of total revenues, respectively. For the six months ended June 30, 2003, Hewlett-Packard Company accounted for 35% of total revenues.  For the six months ended June 30, 2002, Phoenix accounted for 74% of total revenues.  No other customer accounted for 10% or more of Insignia’s total revenues during the second quarter of 2003 and 2002. There were no foreign countries that accounted for more than 10% of total revenue.

Note 8.  Equity transactions and warrants

During the quarter ended June 30, 2003, $850,000, which represented the relative fair value of the warrants issuable in connection with our 1999 private placement, was reclassified to additonal paid in capital.  The reclassification was a result of the expiration of our obligation to issue these warrants.

Note 9.  Restructuring

In the quarter ended March 31, 2003, we restructured the organization resulting in a restructuring charge of $326,000 for employee termination benefits.  Restructuring charges paid in the first quarter were $117,000 with the remaining amount to be paid in the second and third quarters of 2003.  In the quarter ended June 30, 2003, we incurred an additional restructuring charge of $173,000 for employee termination benefits and paid a total of $167,000.  The remaining amount of the restructuring, $215,000, will be paid by the end of fiscal year 2003.

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

In addition, Insignia also faces significant risks associated with the development and future deployment of its SSP products and the successful execution of the related business strategy. During 2001, Insignia began development of a range of SSP products for the mobile handset and wireless carrier industry.  These SSP products build on Insignia’s position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and are designed to allow wireless carriers to execute over the air repair services and build valuable incremental services.  With the sale of the Jeode product line to esmertec, Insignia’s sole product line consists of the SSP products. The SSP product is currently in lab and market trials and is expected to be available for shipment to customers in the second half of 2003.  Insignia has limited history with sales initiatives for new products. Additionally, the sales cycle for the SSP products is expected to take longer than the six to nine months sales cycle typically experienced with the Jeode product.

Insignia has experienced operating losses in each quarter since the second quarter of 1996.  To achieve profitability, Insignia will have to increase its revenue.  With the sale of the Jeode product line, Insignia’s ability to increase revenues depends upon the success of its SSP product line.  SSP is not expected to be available until the second half of 2003, and it may not achieve widespread market acceptance.  If Insignia is unable to generate revenues from SSP in the form of development license fees, maintenance and support fees, commercial use royalties and nonrecurring engineering activities, Insignia’s current revenue levels will be insufficient to sustain its business.

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

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three and six month periods ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net revenues:
License	—	81.8%	50.7%	83.4%
Service	—	18.2%	49.3%	16.6%

Total net revenues	—	100.0%	100.0%	100.0%

Cost of net revenues:
License	—	37.8%	39.9%	31.8%
Service	—	13.3%	13.7%	8.3%

Total cost of net revenues	—	51.1%	53.6%	40.1%

Gross margin	—	48.9%	46.4%	59.9%

Operating expenses:
Sales and marketing	—	78.8%	239.0%	59.1%
Research and development	—	73.2%	534.3%	47.5%
General and administrative	—	51.1%	403.7%	35.0%
Restructuring	—	—	131.7%	—

Total operating expenses	—	203.1%	1,308.7%	141.6%

Operating loss	—	(154.2)%	(1,262.3)%	(81.7)%

Interest income (expense), net	—	1.4%	(3.4)%	0.9%
Other income, net	—	7.0%	934.6%	1.9%

Loss before income taxes	—	(145.8)%	(331.1)%	(78.9)%

Benefit from income taxes	—	(67.2)%	(86.8)%	(33.7)%

Net loss	—	(78.6)%	(244.3)%	(45.2)%

Overview

We commenced operations in 1986, and currently develop, market and support software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks.  Before 2003, our principal product line was the Jeode™ platform, based on our Embedded Virtual Machine (“EVM”™) technology.  The Jeode platform was our implementation of Sun Microsystems, Inc.’s (“Sun”) Java® technology tailored for smart devices.  The product became available for sale in March 1999 and had been our principal product line since the third quarter of 1999.  The Jeode product line was sold in April 2003.

During 2001, we began development of a range of products (“Secure System Provisioning” or “SSP” products) for the mobile phone and wireless operator industry.  These SSP products build on our position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and allow wireless operators and phone manufacturers to reduce customer care and software recall costs as well as increase subscriber revenue by deploying new mobile services based dynamically provisional capabilities.  With the sale of our JVM product line in April 2003, our sole product line consists of our SSP product.  The SSP product is currently in lab and market trials and is expected to be available for shipment to customers in the second half of 2003. We have limited history with sales initiatives for new products.  Additionally, the sales cycle for the SSP products is expected to take longer than the typical six to nine months to complete as seen with previous Insignia products.

Our operations outside of the United States are primarily in the United Kingdom, where the majority of our research and development operations and our European sales activities are located.  We distributed our Jeode platform through OEM’s.  Our revenues from customers outside the United States are derived primarily from Europe and Asia and are generally affected by the same factors as our revenues from customers in the United States.  The operating expenses of our operations outside the United States are mostly incurred in Europe and relate to our research and development and European sales activities.  Such expenses consist primarily of ongoing fixed costs and consequently do not fluctuate in direct proportion to revenues.  Our revenues and expenses outside the United States can fluctuate from period to period based on movements in currency exchange rates.  Historically, movements in currency exchange rates have not had a material effect on our revenues.

We operate with the U.S. dollar as our functional currency, with a majority of revenues and operating expenses denominated in U.S. dollars.  Pound sterling exchange rate fluctuations against the dollar can cause U.K. expenses, which are translated into dollars for financial statement reporting purposes, to vary from period-to-period.

Sale of Java Virtual Machine assets

On February 7, 2003, we entered into a $1 million loan agreement with esmertec AG (“esmertec”).  The loan was made in two installments of $500,000 each on February 13, 2003 and February 26, 2003.  The rate of interest on each loan is at prime plus two percent.  Accrued interest is due on the last day of each month.  The accrued interest as of June 30, 2003, was $14,066.  The principal and any outstanding accrued interest is due on or before February 3, 2004.  At June 30, 2003, the principal amount outstanding on this loan was $1 million.

On March 5, 2003, we entered into several other agreements (the “Agreements”) with esmertec including a definitive agreement to sell certain assets relating to our Java Virtual Machine (“JVM”) product line in exchange for $3.5 million payable in installments.  Payments under the agreement would be $800,000 on April 18, 2003, $800,000 on July 23, 2003, $800,000 on

October 15, 2003, $800,000 on January 15, 2004 and $300,000 on April 15, 2004.  As of June 30, 2003, esmertec has paid $800,000 under this agreement. The assets primarily included the fixed assets, customer agreements and employees related to the JVM product line. The transaction closed on April 23, 2003.  Under the terms of the Agreements, esmertec became the exclusive master distributor of the JVM technology in exchange for $3.4 million in minimum guaranteed royalties through June 30, 2004 at which time, the JVM technology rights will transfer to esmertec.  Minimum payments under the license are as follows:

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

As of June 30, 2003, payments due under this agreement have been paid in a timely manner.

In addition, we can earn up to an additional $4.0 million over the next three years based on a percentage of esmertec’s future sales of the JVM product.  Additionally, the parties have entered into a cooperative agreement to promote Insignia’s SSP software product to esmertec’s mobile platform customers.  The Agreements provide for esmertec to manage the existing Insignia JVM customer relationships and license the Insignia and esmertec technologies to sell them to the then combined customer base and business partners.  Under the Agreements, esmertec will assume the entire JVM product line through a final asset purchase in June 2004.

As part of the sale of our JVM product line, we transferred 42 employees to esmertec, of which 31 were development engineers.  In addition, as part of the sale, esmertec entered into an agreement with our U.K. building landlord to assume the lease on one of the two buildings leased by Insignia.

Revenues

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
License revenue	$—	$1,547	$192	$4,535
Service revenue	—	345	187	901
Total net revenue	$—	$1,892	$379	$5,436

The Jeode product line was our primary business for the second quarter of 2003 and 2002.  Revenue from the Jeode product line is derived from four main sources: the sale of a development license, the sale of annual maintenance and support contracts/services, prepaid royalties and commercial use royalties based on shipments of products that include Jeode technology, and customer-funded engineering activities.

There was no revenue in the second quarter of 2003 due to the sale of the Jeode product line and the transition to the SSP product. In the six months ended June 30, 2003, total revenues decreased by 93% compared to total revenues for the first six months of 2002. The decrease was primarily due to the decreased license revenues and sale of the Jeode product line.  The Jeode platform accounted for 95% of total revenue for the six months ended June 30, 2003. The Jeode platform accounted for 100% of the total revenue for the three and six months ended June 30, 2002.  Future revenue from Jeode will be earned as a percentage of the revenue share program from the sale of the JVM product line.  Jeode revenue has decreased from prior quarters.  We expect to generate revenue from the SSP product in the second half of 2003.

There was no license revenue or service revenue for the three months ended June 30, 2003.  For the six months ended June 30, 2003, license revenue and service revenue accounted for 51% and 49%, respectively, of total revenues.  License revenue and service revenue accounted for 82% and 18%, respectively, of total revenues for the three months ended June 30, 2002.  For the six months ended June 30, 2002, license revenue and service revenue accounted for 83% and 17%, respectively, of total revenues.

Sales to distributors and OEM’s representing more than 10% of total revenue in each period accounted for the following percentages of total revenue.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Distributors:
Hewlett-Packard	—%	*	34%	*
Phoenix Technologies	—	65%	*	74%

All Distributors:	—%	79%	35%	81%

OEM’s:
All OEM’s:	—%	21%	61%	18%

* Less than 10%

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 0% and 10% of total revenues in the three and six months ended June 30, 2003, respectively, and 4% of total revenues in the three and six months ended June 30, 2002. We marketed Jeode to customers in the United States, Europe and Japan.

Cost of revenues and gross margin

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands, except percentages)
Cost of license revenue	$36	$714	$151	$1,728
Gross margin: license revenue	—	54%	21%	62%

Cost of service revenue	—	252	52	449
Gross margin: service revenue	—	27%	72%	50%

Total cost of revenues	$36	$966	$203	$2,177
Gross margins: total revenues	—	49%	46%	60%

Cost of license revenue is mainly comprised of royalties to third parties.  Cost of service revenue includes costs associated with nonrecurring engineering activities and end-user support under maintenance contracts.

We believe that the significant factors affecting the Jeode platform gross margin include pricing of the development license, pricing of the unit usage and royalties to third parties such as Sun Microsystems, Inc. (“Sun”).  In early 1999, we signed a five-year agreement with Sun under which Sun established us as an authorized Virtual Machine provider.  Under this agreement, we are required to pay Sun a per unit royalty on each Jeode platform-enabled smart device shipped by our customers, plus a royalty on all development licenses put in place between our customers and us.  In the third quarter of 2001, we amended our license agreement with Sun.  The amendment expanded the scope of the licensed technology, changed the royalty rate, limited the royalty obligations to only per units licensed, established required prepaid royalties and extended the expiration date of the contract from March 2004 to June 2004.  License revenue gross margins in the quarter ended June 30, 2003 were 0%, as there was no revenue in the same quarter, compared to 54% for the same period in 2002.  For the six months ended June 30, 2003, license revenue gross margins were 22% compared to 62% for the same period in 2002.  The cost of revenue recorded in the quarter ended June 30, 2003 was due to an unexpected write off of a royalty due from Sun Microsystems.  The decrease in license revenue gross margins reflected the impact of transferring the March through June 2003 JVM revenue while the cost per unit did not change and resulted in lower gross margins.

Gross margin for service revenue is impacted by the level of and pricing terms of customer funded engineering activities, which can vary from customer to customer, from contract to contract and based on the level of maintenance contracts sold.  Gross margin for service revenue decreased in the second quarter of 2003 to 0% from 27% in the same period of 2002.  The decrease is due to the transfer of the contracts in the sale of the JVM product line.  For the six months ended June 30, 2003, service revenue gross margins were 72% compared to 50% for the same period in 2002.  The higher margin was due to more favorable labor costs on fixed price engineering consulting contracts.

Operating expenses

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands, except percentages)
Sales and marketing	$261	$1,492	$906	$3,213
Percentage of total revenues	—	79%	239%	59%

Research and development	$719	$1,385	$2,025	$2,581
Percentage of total revenues	—	73%	534%	47%

General and administrative	$386	$967	$1,530	$1,905
Percentage of total revenues	—	51%	404%	35%

Sales and marketing expenses consist primarily of personnel and related overhead costs, salesperson commissions, advertising and promotional expenses and trade shows.  Sales and marketing expenses decreased by 83% in the quarter ended June 30, 2003 from the quarter ended June 30, 2002. The decrease in expenditures was primarily due to a $760,000 decrease in personnel costs and an $85,000 decrease in travel costs.  In addition, there was a $167,000 decrease in expenses relating to discretionary marketing and an $84,000 decrease in professional services, telephone and miscellaneous other expenses.  Related overhead costs also decreased $134,000.  Sales and marketing expenses decreased by 72% for the six months ended June 30, 2003 from the same period of 2002.  The decrease was primarily due to a $1.4 million reduction in personnel and personnel related costs.  In addition, there was a decrease in travel expenditures of $210,000, a $359,000 decrease in discretionary marketing and a $33,000 decrease in telecommunications expenditures as well as a $16,000 decrease in expenditures for professional services.  Insignia anticipates a moderate increase in sales and marketing expenses in the next few quarters as Insignia continues to expand its marketing and sales efforts for its SSP product line. Insignia has established a direct sales force in the United States and Europe and we have also developed relationships with strategic partners to sell into the Asian market.

Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation.  Research and development expenses decreased by 48% in the three months ended June 30, 2003 compared to the same period in 2002, of which substantially all of the decrease was due to reductions in personnel.  Research and development expenses decreased by 22% for the six months ended June 30, 2003 compared to the same period in 2002.  Approximately $769,000 of the decrease was due to reductions in personnel related expenses.  There were additional reductions consisting of a $44,000 decrease in travel costs offset by a $13,000 increase in professional service expenditures.  Related overhead costs increased by $274,000.  Research and development expenses are expected to increase moderately in the near term as Insignia further enhances its Secure System Provisioning technology.  In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 2003 and 2002, no development expenditures were capitalized, as there were no amounts that qualified for capitalization.

General and administrative expenses consist primarily of personnel and related overhead costs for finance, legal, information systems, human resources and general management. General and administrative expenses decreased by 60% in the three months ended June 30, 2003 over the same period of 2002.  The decrease was due primarily to a $308,000 decrease in personnel related expenditures and a $110,000 decrease in professional services.  Other significant decreases in expenses were a $90,000 decrease in rent and related facility expenditures due to renegotiated rent costs and the elimination of unused office space as well as a $39,000 decrease in travel costs and an $18,000 decrease in telecommunications costs.  General and administrative expenses decreased by 20% for the six months ended June 30, 2003 over the same period of 2002.  The decrease primarily reflected a decrease of $386,000 in salary costs and a $77,000 decrease in personnel related costs.  Facility related expenditures decreased by $87,000 and insurance expenditures decreased by $57,000.  Travel expenditures also decreased by approximately $47,000.  These decreases were offset in part due to increased professional service expenditures of approximately $116,000.  General and administrative expenses are expected to remain flat in the near term.

Restructuring

Three months ended June 30,

Six months ended June 30,

	2003	2002	2003	2002
	(in thousands, except percentages)

Restructuring	$173	$—	$499	$—
Percentage of total revenues	—	—	132%	0%

On February 11, 2003, we announced a restructuring of the organization to focus on the SSP technology.  As part of the restructuring, Richard Noling, resigned as Chief Executive Officer and Acting Chief  Financial Officer.  Mark McMillan, President and Chief Operating Officer, was promoted to Chief Executive Officer and Linda Potts, Controller, was promoted to Chief  Financial Officer. In the quarter ended March 31, 2003, we restructured the organization resulting in a restructuring charge of $326,000 for employee termination benefits.  Restructuring charges paid in the first quarter were $117,000 with the remaining amount to be paid in the second and third quarters of 2003.  In the quarter ended June 30, 2003, we incurred an additional restructuring charge of $173,000 for employee termination benefits and paid a total of $167,000.

The remaining amount of the restructuring, $215,000, will be paid by the end of Insignia’s fiscal year 2003. Restructuring expenses represented 132% of total revenues for the six months ended June 30, 2003.  The restructuring in the past three quarters ended June 30, 2003, in addition to the transfer of employees from the sale of the JVM product line, resulted in a worldwide reduction of headcount of approximately 70% of our staff (63 people).

Interest income (expense), net

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands, except percentages)
Interest income (expense), net	$(12)	$27	$(13)	$48
Percentage of total revenues	—	1%	(3)%	1%

Net interest income decreased from income of $27,000 in the three months ended June 30, 2002 to expense of $12,000 in the three months ended June 30, 2003.  Net interest income decreased from income of $48,000 in the six months ended June 30, 2002 to expense of  $13,000 in the six months ended June 30, 2003.  The change from interest income to interest expense in the three and six months ended June 30, 2003 was primarily due to a combination of lower interest rates on lower cash and cash equivalent balances and interest expense on a loan received in February, 2003. Interest expense is expected to continue to increase in 2003 and offset interest income.

Other income, net

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands, except percentages)
Other income, net	$3,529	$133	$3,542	$101
Percentage of total revenues	—	7%	935%	2%

In the three months ended June 30, 2003, Insignia realized a foreign exchange gain of $29,000 compared to a gain of $133,000 in the three months ended June 30, 2002.  The balance of other income, $3,500,000, is the gain recognized on the sale of the Jeode product line.  In the six months ended June 30, 2003, Insignia realized a foreign exchange gain of $43,000 compared to a gain of $101,000 in the six months ended June 30, 2002.

For the six months ended June 30, 2003 approximately 88% of our total revenues and over 43% of our operating expenses are denominated in U. S. dollars.  Most of our remaining revenues and expenses are British pound sterling denominated and consequently we are exposed to fluctuations in British pound sterling exchange rates.  There can be no assurance that such fluctuations will not have a material effect on our results of operations in the future.  We did not enter into any currency option hedge contracts in 2002 or the six months ended June 30, 2003.

We have, at times, an investment portfolio of fixed income securities that are classified as “available for sale securities.”  These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  We attempt to limit this exposure by investing primarily in short-term securities.

Benefit from income taxes

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Benefit from income taxes	$(331)	$(1,271)	$(329)	$(1,832)
Effective income tax rate	—	—	—	—

Our benefit from income taxes for the three and six months ended June 30, 2003 primarily represented a refund received from the United Kingdom for research and development claims and an accrual for the current year.  We have recorded a full valuation allowance against all deferred tax assets, primarily comprised of net operating losses, on the basis that significant uncertainty exists with respect to their realization.

Effective 2002 and retroactive to 2000, research and development expenditures incurred in the United Kingdom qualified for a tax credit.  The tax credit does not offset tax liability but rather is a refund.  The estimated refund for 2002 recorded as a receivable on the December 31, 2002 balance sheet was $702,000. The actual refund received in June 2003 was $873,000.

Liquidity and capital resources

	June 30, 2003	June 30, 2002
	(in thousands)
Cash, cash equivalents and restricted cash	$444	$7,140
Working capital	1,666	9,124
Net cash used in operating activities for the six months ended	(2,231)	(2,317)

We have transitioned our product focus from the Jeode product line to our SSP product line.  This change in product focus has resulted in a redirection of available resources from Insignia’s historical revenue base towards the development and marketing efforts associated with the SSP product. Cash used in operating activities in the second quarter of 2003 totaled $469,000 compared to cash provided of $264,000 for the same period in 2002.  For the six months ended June 30, 2003 and 2002, cash used in operating activities totaled $2.2 million and $2.3 million, respectively.  For the three months ended June 30, 2003, cash used in operating activities resulted primarily from a decrease of accounts payable of $325,000 and an increase of other receivable of $3.5 million.  Offsetting these were net income of  $2.273 million, a decrease of accounts receivable of $279,000, a decrease of tax receivable of $526,000, and a decrease of other current assets of $214,000.

Cash provided by investing activities for the three months ended June 30, 2003 was $857,000 which consisted primarily of net proceeds from the sale of the JVM product line of $713,000 and proceeds from the release of restricted cash of $70,000.  Offsetting these were purchases of property  and equipment for $13,000.

Cash provided by financing activities for the six months ended June 30, 2003 consisted primarily of proceeds from the loan of $1,000,000 and $1,000 from the employee stock purchase plan.

Our cash, cash equivalents and restricted cash were $444,000 at June 30, 2003, a decrease of $6.7 million from $7.1 million at June 30, 2002.  At June 30, we had working capital of $1.67 million. At June 30, 2002, we had working capital of $9.1 million.  The principal source of working capital came from the sale of the JVM product line and receivable collections.  Capital additions totaled $13,000 and $23,000 for the three months ending June 30, 2003 and 2002, respectively. We have no material commitments for capital expenditures or strategic investments. Our commitments for expenditures consist of building leases in the U.K. and U.S. and a debt payment due in February 2004.  We expect that the decrease in accounts receivables, decreased revenues for the three months ended June 30, 2003 and other factors will substantially decrease our future cash flows for the next several quarters.

As of June 30, 2003, we had the following contractual cash obligations (including operating lease obligations that were restructured pursuant to the sale of the JVM product line) (in thousands):

	Operating
	Leases	Debt (1)	Total
Year ending December 31,
2003 (July 1, 2003 through December 31, 2003)	$175	$—	$175
2004	296	1,000	1,296
2005	282	—	282
2006	193	—	193
2007	165	—	165
Thereafter	927	—	927
	$2,038	$1,000	$3,038

(1) Excludes interest

As of June 30, 2003, five customers accounted for 60% of the gross receivable.

In June 2001, Insignia and Sun Microsystems, Inc. (“Sun”) entered into an addendum (the “Addendum”) to the Distribution Agreement relating to distribution of products to an Insignia customer.  In September 2001, the two companies entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement (the "Distribution Agreement").  The Amendment and the Addendum each required us to make non-refundable royalty prepayments to Sun.  A total of $7.0 million prepaid royalties were paid to Sun under the Distribution Agreement through the second quarter of 2002.  There are no additional required royalty prepayments due to Sun under this agreement.  The prepaid royalties carried on the balance sheet, under the terms of the agreement between Sun and Insignia, require us to use these prepaid licenses before June 30, 2004.  We continually evaluate recoverability of these prepaid royalties and, if necessary, will charge to cost of sales any amount that we deem unlikely to be recoverable in the future.  We have performed an assessment of whether there was an indication that the prepaid royalties of $2.28 million are impaired as of June 30, 2003.  Our estimation of utilization, based on past revenue history and future revenue estimates using current average per unit selling price ranges, indicates that there could be unused prepaid royalties at the expiration of the license and distribution agreement.  However, we believe that should unused prepaid royalties become predictable in the future, we could reduce the selling price in order to utilize the remaining prepaid balance. This price reduction would result in lower gross margins.  We will continue to assess this potential impairment on a quarterly basis.  The deterioration of the business climate and lower than expected product sales could potentially impact this assessment and require an impairment charge in a future quarter.

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

We have granted extended payment terms from time to time and, depending on various factors, including the length of the extended payment period and the creditworthiness of the customer.  We report these future payments as accounts receivable and either recognized revenue or deferred revenue.  Deferred revenue increased $36,000 for the three months ended June 30, 2003 due to an additional $200,000 from the master distributor agreement with esmertec offset by fewer support and maintenance contracts which were transferred as part of the sale of the JVM product line.

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

Under the terms of the Agreement, we issued to Fusion Capital one redeemable warrant for ADSs representing 1,000,000 ordinary shares, and one non-redeemable warrant for ADSs representing 1,000,000 ordinary shares.  The redeemable warrant may be redeemed by Insignia at any time on or before June 30, 2003 for an aggregate redemption price of $200,000.  Insignia did not redeem the warrant and the time has lapsed.  The exercise price per ordinary share of each warrant is the U.S. dollar equivalent of 20.5 pence.  Each warrant expires on September 30, 2007 and are partially exercisable.  As of December 31, 2002, the estimated value of the warrants, using the Black-Scholes model, was $544,000.  Unless an event of default occurs under the Agreement, the shares issuable upon exercise of these warrants must be held by Fusion Capital until 30 months from the date of the Agreement or the date the Agreement is terminated.  The warrrants are immediately exercisable; however, Fusion Capital may not exercise the warrants if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of our shares outstanding at the time of the exercise by Fusion Capital.  The Agreement and the forms of the Registration Rights Agreement, the Redeemable Warrant and the Non-Redeemable Warrant between Insignia and Fusion Capital are filed as Exhibits to the 8-K dated October 22, 2002.

Based upon our current forecasts and estimates, our current cash and cash equivalents, together with cash generated from on-going operations and other liquid sources of cash (including the securities subscription and cash generated from the sale of the JVM product line to esmertec) may not be sufficient to meet our anticipated cash needs for working capital and capital expenditures.  If cash currently available from all sources is insufficient to satisfy our liquidity requirements, we may seek additional sources of financing including selling additional equity or obtaining convertible debt securities.  If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations.  The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders.  We may not be able to obtain additional financing on acceptable terms, if at all.  If we are unable to obtain additional financing as and when needed and on acceptable terms, we may be required to reduce the scope of our planned sales, marketing and product development efforts, which could jeopardize our business.  The size of our accumulated deficit, our losses and our ongoing need for capital in order to continue our operations raises substantial doubt as to our ability to continue operations.  Failure to reduce expenses and/or obtain additional financing will result in a material adverse effect on our ability to meet our business objectives and continue as a going concern.  The report of our independent accountants on our financial statements included in our annual report on Form 10-K includes an explanatory paragraph as to the uncertainty that we will continue as a going concern.

Risk Factors

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

We need additional financing to sustain our operations.

We had a working capital of $1,666,000 at June 30, 2003, and our cash, cash equivalents, and restricted cash totaled $444,000 at June 30, 2003.  We had an operating cash flow deficit of $2.2 million and $2.3 million for the six months ended June 30, 2003 and 2002, respectively.  The sale of our JVM product line to esmertec is expected to provide cash of $4,150,000 in 2003.  Because our current financial resources are not expected to be sufficient to fund our operations or those of our subsidiaries, we need additional funds to continue these operations.  There is no assurance that additional financing will be available to us on terms that are acceptable, or at all.  These circumstances raise substantial doubt about our ability to continue as a going concern.  The report of our independent accountants included on our consolidated financial statements on Form 10-K filed on April 15, 2003 includes an explanation paragraph as to the uncertainty that we will continue as a going concern.

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

In order to be in compliance with Nasdaq rules, we could not sell our ordinary shares to Fusion Capital at a price below $0.38, which represents the greater of the book value per share of our ordinary shares as of September 30, 2002 or the closing sale price per share of our ADSs on October 16, 2002. As of June 30, 2003, the closing market price of our shares was $0.56 per share. If we elect to sell our shares to Fusion Capital at a price per share below $0.38, we first would be required to obtain shareholder approval in order to be in compliance with the Nasdaq rules.  Under the laws of England and Wales, we are not permitted to sell our ADSs at a purchase price that is less than the nominal value of our ordinary shares.  Currently, the nominal value per ordinary share is £0.20.

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

During the twelve months ended August 8, 2003, the closing price of our shares ranged from a high of $0.74 to a low of $0.20.  Under the rules of the Nasdaq Stock Market, our stock price must remain above $1.00 per share for continued quotation of our shares on the Nasdaq National Market or the Nasdaq SmallCap Market.  We received a letter from Nasdaq notifying us that we were not in compliance with this requirement and that we would be provided 90 calendar days, or until December 11, 2002, to regain compliance.  In connection with this notification, we transferred the listing of our shares from the Nasdaq National Market to the Nasdaq SmallCap Market on January 9, 2003 to obtain additional time and flexibility to meet this requirement.  In addition, as of March 31, 2003, we had a negative total shareholders’ equity of $316,000.  In order to maintain our listing on the Nasdaq SmallCap Market, we are required to have total shareholders’ equity of at least $2.5 million.  As of June 30, 2003, our shareholders’ equity was $2.5 million.  To the extent our shareholders’ equity declines, our shares could be delisted from the Nasdaq SmallCap Market, which could adversely affect our ability to raise additional funds.

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

Our future performance depends upon sales of products within our SSP product line.  Revenues related to the Jeode product line, which was sold to esmertec in April 2003, accounted for 95% of our total revenue for the six months ended June 30, 2003.  As a result, the SSP product line is our only product line and we expect to rely upon sales of the SSP product for our revenue in the future. The SSP product is currently in lab and market trials and is expected to be available for shipment to customers in the second half of 2003.  We have reduced our current expense levels, which will require total revenues of more than $1.5 million per quarter to achieve an operating profit.  SSP may not achieve or sustain market acceptance or provide the desired revenue levels.

The long and complex process of licensing our SSP product may make our revenue unpredictable.

Our revenue is dependent upon our ability to license SSP product to third parties. Licensing our SSP product is expected to be a long and complex process, which could take longer than the typical six to nine months. Before committing to license our products, potential customers must generally consider a wide range of issues including product benefits, infrastructure requirements, ability to work with existing systems, functionality and reliability. The process of entering into a development license with a company typically involves lengthy negotiations.  Because of the sales cycle, it is difficult for us to predict when, or if, a particular prospect might sign a license agreement.  Development license fees may be delayed or reduced because of this process.  The SSP product is currently in lab and market trials and will be available for shipment to customers in the second half of 2003.  We have limited history with sales initiatives for new products.

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

In the first quarter of 1999, we signed a five-year Technology License and Distribution Agreement (“Distribution Agreement”) with Sun Microsystems, Inc. under which Sun established Insignia as a Sun authorized virtual machine provider.  The Distribution Agreement also grants us immediate access to the Java compatibility test suite and the Java technology source code.  The Distribution Agreement includes technology sharing and compatibility verification.  Under the Distribution Agreement, we are required to pay Sun a per unit royalty on each Jeode-enabled smart device shipped by our customers, plus a royalty on all development licenses between our customers and us.  In the third quarter of 2001, we amended our

Distribution Agreement with Sun.  The Distribution Amendment expanded the scope of the licensed technology, changed the royalty rate, limited the royalty obligations to only per units licensed, established a prepaid royalty schedule and extended the expiration date of the contract from March 2004 to June 2004.  If the Distribution Agreement with Sun terminates or expires without renewal, we would not be able to market our Jeode product line through the Master Distribution License Agreement with esmertec.  Any disruption in our relationship with Sun would likely impair our royalty sales of Jeode from esmertec.  In addition, any termination of the Distribution Agreement with Sun would likely adversely impact our ability to receive amounts to be paid under our agreement with esmertec in connection with the sale of the JVM product line.

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

For the six months ended June 30, 2002 and 2003 we spent 59% and 239%, respectively, of our total revenues on sales and marketing.  We expect to continue to incur disproportionately high sales and marketing expenses in the future.  To market SSP effectively, we must develop client and server channel markets.  We will continue to incur the expenses for a sales and marketing infrastructure before we recognize significant revenue from sales of the product.  Because customers in the smart device market tend to remain with the same vendor over time, we believe that we must devote significant resources to each potential sale.  If potential customers do not design our products into their systems, the resources we have devoted to the sales prospect would be lost.  If we fail to achieve and sustain significant increases in our quarterly sales, we may not be able to continue to increase our investment in these areas.  With increased expenses, we must significantly increase our revenues if we are to become profitable.

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

In addition, we also face significant risks associated with the development and future deployment of our SSP products and the successful execution of the related business strategy. With the sale of the JVM product line to esmertec, the SSP product is our sole product line.  During 2001, we began development of a range of SSP products for the mobile handset and wireless carrier industry.  These SSP products build on our position as a VM supplier for manufacturers of mobile devices and allow wireless carriers to build valuable Over-The-Air Repair and dynamic capability services.  The SSP product is currently in lab and market trials and is expected to be available for shipment to customers in the second half of 2003. We have limited history with sales initiatives for new products. Additionally, the sales cycle for the SSP products is expected to take longer than the typical six to nine month cycle of the Jeode product.

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

Sales from outside of the United States accounted for approximately 10% and 4% of our total revenue for the six months ended June 30, 2003 and 2002, respectively, and are expected to increase with the SSP product.  We expect to market SSP to mobile operators and terminal manufacturers in Europe.  Economic conditions in Europe generally and fluctuations in the value of the euro against the U.S. dollar and British pound sterling could impair our revenues and results of operations. International operations are subject to a number of other risks. These risks include:

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

The prices for our ADSs have fluctuated widely in the past. During the 12 months ended August  8, 2003, the closing price per share of Insignia ranged from a recent high of $0.74 to a low of $0.20.  Under the rules of The Nasdaq Stock Market, our stock price must remain above $1.00 per share for continued quotation of our shares on the Nasdaq SmallCap Market. Stock price volatility has had a substantial effect on the market prices of securities issued by us and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against high technology companies.  We may in the future be the target of similar litigation.  Regardless of the outcome, securities litigation may result in substantial costs and divert management attention and resources.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

From time to time, Insignia enters into derivative financial instruments such as currency option contracts to hedge certain anticipated, but not yet committed, transactions expected to be denominated in foreign currencies.  Insignia does not use derivative financial instruments for trading or speculative purposes.  Insignia’s downside risk with respect to currency option contracts (British pound sterling) is limited to the premium paid for the right to exercise the option.  Insignia did not enter into any currency option hedge contracts in the second quarter of 2003 or the second quarter of 2002 and had no option hedge contracts outstanding as of June 30, 2003 or June 30, 2002.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Exhibit Title

31.1	Section 302 certification of Chief Executive Officer

31.2	Section 302 certification of Chief Financial Officer

32.1	Section 906 certification of Chief Executive Officer

32.2	Section 906 certification of Chief Financial Officer

(b) Reports on Form 8-K

Form 8-K filed May 8, 2003 in connection with the sale of Insignia’s JVM product line to esmertec AG.

Form 8-K filed May 15, 2003 for press release announcing financial results for quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SOLUTIONS PLC
(Registrant)

Date: August 14, 2003

/s/ LINDA C. POTTS
LINDA C. POTTS
Chief Financial Officer
(Principal Financial Officer)

Signature	Capacity	Date

/s/ Mark E. McMillan	Chief Executive Officer	August 14, 2003
Mark E. McMillan

/s/ Linda C. Potts	Chief Financial Officer	August 14, 2003
Linda C. Potts