Form 10-Q
period 2003-09-30
INSIGNIA SOLUTIONS PLC
filed 2003-11-14
CIK 1002390

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or,

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

As of November 3, 2003 there were 24,092,601 Ordinary shares of £0.20 each nominal value, outstanding.

INSIGNIA SOLUTIONS PLC

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,471	$726
Restricted cash	20	250
Accounts receivable, net of allowances of $24 and $50, respectively	35	931
Other receivable	1,900	—
Tax receivable	274	702
Prepaid royalties	2,211	1,000
Prepaid expenses	319	695
Other current assets	393	438
Total current assets	6,623	4,742
Property and equipment, net	157	230
Prepaid royalties	—	1,381
Other noncurrent assets	—	100
	$6,780	$6,453
LIABILITIES, MANDATORILY REDEEMABLE WARRANTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$641	$665
Accrued liabilities	833	950
Accrued severance	97	—
Note payable	1,000	—
Deferred revenue	912	534
Income taxes payable	187	191
Total current liabilities	3,670	2,340

Commitments and contingencies (Note 6)

Mandatorily redeemable warrants	38	1,440

Shareholders’ equity:
Ordinary shares	7,726	6,444
Additional paid-in capital	61,600	59,901
Accumulated deficit	(65,793)	(63,211)
Other accumulated comprehensive loss	(461)	(461)
Total shareholders’ equity	3,072	2,673
	$6,780	$6,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net revenues:
License	$201	$736	$393	$5,271
Service	—	277	187	1,178
Total net revenues	201	1,013	580	6,449

Cost of net revenues:
License	70	124	221	1,852
Service	—	100	52	549
Total cost of net revenues	70	224	273	2,401

Gross profit	131	789	307	4,048

Operating expenses:
Sales and marketing	423	1,262	1,329	4,475
Research and development	670	1,677	2,695	4,258
General and administrative	665	666	2,195	2,571
Restructuring	(19)	213	480	213
Total operating expenses	1,739	3,818	6,699	11,517

Operating loss	(1,608)	(3,029)	(6,392)	(7,469)

Interest income (expense), net	(14)	17	(27)	65
Other income (expense), net	(124)	2	3,418	103

Loss before income taxes	(1,746)	(3,010)	(3,001)	(7,301)

Benefit from income taxes	(90)	(132)	(419)	(1,964)

Net loss	$(1,656)	$(2,878)	$(2,582)	$(5,337)

Net loss per share:
Basic	$(0.08)	$(0.14)	$(0.13)	$(0.27)
Diluted	$(0.08)	$(0.14)	$(0.13)	$(0.27)

Weighted average shares and share equivalents:
Basic	20,634	20,062	20,272	19,887
Diluted	20,634	20,062	20,272	19,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,582)	$(5,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	113	194
Allowance for doubtful accounts	(26)	(138)
Gain on sale of product line	(3,500)	—
Gain on sale of fixed assets	—	7
Non-cash charge for warrant modification	88
Net changes in assets and liabilities:
Accounts receivable	922	5,172
Tax receivable	428	(546)
Prepaid royalties	170	(1,315)
Prepaid expenses	254	283
Other current assets	45	(20)
Other noncurrent assets	100	—
Accounts payable	(13)	(483)
Accrued liabilities	(162)	(141)
Accrued severance	97	—
Deferred revenue	537	(3,501)
Income taxes payable	(4)	(2)
Net cash used in operating activities	(3,533)	(5,827)
Cash flows from investing activities:
Purchases of property and equipment	(62)	(108)
Proceeds from sale of product line, net	1,513	—
Proceeds from release of restricted cash	230	—
Net cash provided (used) in investing activities	1,681	(108)
Cash flows from financing activities:
Proceeds from issuance of shares, net	800	(1)
Proceeds from exercise of warrants	796	481
Proceeds from note payable	1,000	—
Proceeds from exercise of stock options	1	174
Net cash provided by financing activities	2,597	654
Net increase (decrease) in cash and cash equivalents	745	(5,281)
Cash and cash equivalents at beginning of the period	726	8,643
Cash and cash equivalents at end of the period	$1,471	$3,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Note 1.  Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Insignia Solutions plc (“Insignia”, “us” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation.  Interim results are not necessarily indicative of results for a full year.  These financial statements and notes should be read in conjunction with Insignia’s audited financial statements for the year ended December 31, 2002 and footnotes thereto, included in Insignia’s Annual Report on Form 10-K.

During the past 24 months, we have incurred an aggregate loss from operations and negative operating cash flows of $19,002,000 and $13,655,000, respectively.  We have undertaken measures to reduce operating expenses and redesign our commercial efforts to adapt to new developments. As part of these new developments, our current plans may require obtaining additional financing within the next 12 months.  If such financing is not obtained, or if we experience a significant shortfall in expected revenue, we will need to further reduce the level of expenses in order to meet our working capital requirements during the next 12 months.

Assuming the receipt of the $6.9 million due from esmertec A.G. (“esmertec”) under the Asset Purchase Agreement and the Master Distribution and License Agreement, each dated March 4, 2003, and the definitive agreements signed on April 23, 2003 (see Note 5), and assuming that management achieves its plans to generate SSP revenue in the last quarter of the year while controlling operating costs, we believe that Insignia will have sufficient funds to meet its operating and capital requirements through the end of fiscal year 2003.  However, there can be no assurance that we will not require additional funding or that we will be able to obtain additional funding if needed, on acceptable terms or at all.  The failure to raise additional funds, if needed, on a timely basis and on sufficient favorable terms could have a material adverse effect on our business, operating results and financial condition.  Insignia’s liquidity may also be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses.  In addition, as of March 31, 2003, we were not in compliance with the minimum stock price and total shareholders’ equity requirements to maintain the listing of our ADSs on the Nasdaq SmallCap Market.  As of June 30, 2003, we regained compliance with the minimum shareholders’ equity requirement, but remained out of compliance with the minimum stock price. These circumstances raise substantial doubt about Insignia’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator – basic and diluted:
Net loss	$(1,656)	$(2,878)	$(2,582)	$(5,337)

Denominator calculation of basic loss per share:
Weighted average number of ordinary shares outstanding	20,634	20,062	20,272	19,887

Basic loss per share	$(0.08)	$(0.14)	$(0.13)	$(0.27)

Denominator calculation of diluted loss per share:
Weighted average number of ordinary shares outstanding	20,634	20,062	20,272	19,887
Dilutive common equivalent shares	—	—	—	—
Weighted average number of ordinary shares outstanding	20,634	20,062	20,272	19,887

Diluted loss per share	$(0.08)	$(0.14)	$(0.13)	$(0.27)

The following number of options and warrants have not been included in the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Options	4,417,937	3,796,758	4,417,937	3,796,758
Warrants	2,182,157	2,191,334	2,182,157	2,191,334

Note 3.  Stock based compensation

Insignia accounts for stock based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and complies with the disclosure provisions of  Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure – an Amendment of FASB Statement No.123”.  The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No.123, “Accounting for Stock Based Compensation” to stock based compensation.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net loss-as reported	$(1,656)	$(2,878)	$(2,582)	$(5,337)
Less stock based compensation expense determined under fair value based method	(346)	(617)	(871)	(1,851)
Net loss-pro forma	$(2,002)	$(3,495)	$(3,453)	$(7,188)
Basic and diluted net loss per share - as reported	$(0.08)	$(0.14)	$(0.13)	$(0.27)
Basic and diluted net loss per share - pro forma	$(0.10)	$(0.17)	$(0.17)	$(0.36)

In accordance with the disclosure provisions of SFAS 123, the fair value of employee stock options granted during the three and nine months ended September 30, 2003 and 2002 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Stock Options:
Volatility range	252%	239% - 243%	59% - 252%	55% - 243%
Risk-free interest rate range	2.53%	2.67% - 3.28%	1.00% - 3.06%	1.81% - 4.4%
Dividend yield	0%	0%	0%	0%
Expected life (years)	4	4	4	4

Employee Stock Purchase Plan:
Volatility range	N/A	71%	59%	71%
Risk-free interest rate range	N/A	1.71%	1.17%	1.71%
Dividend yield	N/A	0%	0%	0%
Expected life (years)	N/A	.5	.5	.5

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of these instruments were previously classified as equity. Although some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”, the remainder are consistent with FASB’s intention to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to the condensed consolidated financial statements related to SFAS 150 for the nine months ended September 30, 2003.

Note 5.  Esmertec Agreements

On February 7, 2003, we entered into a loan agreement with esmertec whereby esmertec loaned Insignia $1 million. The loan was made in two installments of $500,000 each on February 13, 2003 and February 26, 2003.  The rate of interest on each loan is at prime plus two percent.  Accrued interest is due on the last day of each month.  The accrued interest as of September 30, 2003 was $23,402. The principal and any outstanding accrued interest is due on or before February 3, 2004.  At September 30, 2003, the principal amount outstanding on this loan was $1 million.

On March 4, 2003, we entered into several other agreements (the “Agreements”) with esmertec including a definitive agreement to sell certain assets relating to our Java Virtual Machine (“JVM”) product line in exchange for $3.5 million payable in installments.  Payments under the agreement would be $800,000 on April 18, 2003, $800,000 on July 23, 2003, $800,000 on October 15, 2003, $800,000 on January 15, 2004 and $300,000 on April 15, 2004.  As of

September 30, 2003, esmertec has paid $1,600,000 under this agreement.  The assets primarily included the fixed assets, customer agreements and employees related to the JVM product line. The transaction closed on April 23, 2003.  Under the terms of the Agreements, esmertec became the exclusive master distributor of the JVM technology in exchange for $3.4 million in minimum guaranteed royalties through June 30, 2004 at which time, the JVM technology rights will transfer to esmertec.  Minimum payments under the license are as follows:

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

As of September 30, 2003, the minimum payments under this agreement have been paid in a timely manner.

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

The Jeode platform had been our principal product line since the third quarter of 1999.  With the completion of the sale of our JVM product line to esmertec in April 2003, Insignia’s sole product line will consist of its SSP products for the mobile phone and wireless operator industry.  The SSP product is currently in lab and market trials and is expected to be available for shipment to customers in the last quarter of 2003.

Note 6.  Commitments and Contingencies

In June 2001, Insignia and Sun Microsystems, Inc. (“Sun”) entered into an addendum (the “Addendum”) to the Distribution Agreement relating to distribution of products to an Insignia customer.  In addition, in September 2001, the two companies entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement (the “Distribution Agreement”) between the two companies.  The Amendment and the Addendum each require Insignia to make non-refundable royalty prepayments to Sun.  A total of $7.0 million of prepaid royalties were paid to Sun under these agreements through the third quarter of 2002.  There are no additional royalty prepayments due to Sun under this agreement.  The amended Distribution Agreement expires June 30, 2004.  Any unused royalty prepayments outstanding on June 30, 2004 are forfeited.  The prepaid royalty balance as of September 30, 2003 was $2.2 million.

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

Note 7.  Segment information

Insignia operates in a single industry segment providing software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks. In the third quarter of 2003, the Jeode product line accounted for 100% of the revenue. In the third quarter of 2002, Hewlett Packard (‘HP”), Phoenix Technologies, Ltd. (“Phoenix”) and Hughes Network Systems (“Hughes”) accounted for 32%, 17% and 15% of total revenues, respectively. For the nine months ended September 30, 2003, the Jeode product line accounted for 100% of total revenues.  For the nine months ended September 30, 2002, Phoenix accounted for 65% of total revenues.  No other customer accounted for 10% or more of Insignia’s total revenues during the third quarter of 2003 and 2002.  Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 100% and 42% of total revenues in the three and nine months ended September 30, 2003, respectively, and 13% and 6% of total revenues in the three and nine months ended September 30, 2002, respectively.

Note 8.  Equity transactions and warrants

During the quarter ended June 30, 2003, $850,000, which represented the relative fair value of the warrants issuable in connection with our 1999 private placement, was reclassified from redeemable warrants to additional paid-in capital.  The reclassification was a result of the expiration of our obligation to issue these warrants.   In August 2003, the warrants were modified to reduce their exercise price to $0.40 per share.  The modification was accounted for in accordance with SFAS123 and resulted in a charge of approximately $88,000 to earnings and an increase in the value of the redeemable warrants.  In September 2003, warrants to purchase 334,177 ordinary shares were exercised for net proceeds of approximately $128,000.  In connection with the exercise of the warrants, $640,000 was reclassified from redeemable warrants to additional paid-in capital.  Additional warrants to purchase 2,000,000 ordinary shares were exercised in September 2003 resulting in net proceeds of approximately $668,000. At September 30, 2003, warrants to purchase 19,657 ordinary shares are outstanding and exercisable.

In September 2003, new ordinary shares of 1,613,465 were purchased under the Fusion Capital securities subscription agreement resulting in net proceeds of approximately $800,000.

Note 9.  Restructuring

For the quarters ended March 31, 2003 and June 30, 2003 we restructured the organization resulting in restructuring charges of $326,000 and $173,000, respectively, for employee termination benefits.  Restructuring charges paid in the first and second quarter were $117,000 and $167,000, respectively.  In the quarter ended September 30, 2003, we paid a total of $99,000 and reversed $19,000.  The remaining amount of the restructuring, $97,000, will be paid by the end of fiscal year 2003.

Note 10. Subsequent events

On November 14, 2003, new ordinary shares of 1,766,667 were purchased under the Fusion Capital securities subscription agreement at a purchase price of $0.75 (which quantity and price the parties agreed to under a modification of the Agreement) resulting in proceeds of approximately $1,200,000, net of issuance costs.

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

In addition, Insignia also faces significant risks associated with the development and future deployment of its SSP products and the successful execution of the related business strategy. During 2001, Insignia began development of a range of SSP products for the mobile handset and wireless carrier industry.  These SSP products build on Insignia’s position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and are designed to allow wireless carriers to execute over the air repair services and build valuable incremental services.  With the sale of the Jeode product line to esmertec, Insignia’s sole product line consists of the SSP products. The SSP product is currently in lab and market trials and is expected to be available for shipment to customers in the last quarter of 2003.  Insignia has limited history with sales initiatives for new products. Additionally, the sales cycle for the SSP products is expected to take longer than the six to nine months sales cycle typically experienced with the Jeode product.

Insignia has experienced operating losses in each quarter since the second quarter of 1996.  To achieve profitability, Insignia will have to increase its revenue.  With the sale of the Jeode product line, Insignia’s ability to increase revenues depends upon the success of its SSP product line.  SSP is not expected to be available until the last quarter of 2003, and it may not achieve widespread market acceptance.  If Insignia is unable to generate revenues from SSP in the form of development license fees, maintenance and support fees, commercial use royalties and nonrecurring engineering activities, Insignia’s current revenue levels will be insufficient to sustain its business.

Insignia has undertaken measures to reduce operating expenses and redesign its commercial efforts to adapt to new developments. Based upon Insignia’s current forecasts and estimates, Insignia’s current cash and cash equivalents, together with cash generated from on-going operations and other liquid sources of cash (including the cash from the sale of the Java Virtual Machine (“JVM”) assets) available to Insignia, may not be sufficient to meet its anticipated cash needs for working capital and capital expenditures through calendar 2004.  In particular, Insignia will need to further reduce the level of operating expenses in the event that revenue is lower than expected.  In addition, if Insignia is unable to maintain the reduction of operating expenses or increase revenue, if unplanned cash payments or expenses arise, or if Insignia is unable to obtain access to additional capital, it may not have sufficient resources to fund continuing operations through calendar year 2004.  In addition, based on its current forecasts and estimates, Insignia anticipates that, in any event, it will require additional financing in calendar year 2004.

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

The size of Insignia’s accumulated deficit, its losses and its ongoing need for capital in order to continue its operations raises substantial doubt as to Insignia’s ability to continue operations during 2004.  Failure to reduce expenses and/or obtain additional financing will result in a material adverse effect on its ability to meet its business objectives and continue as a going concern.  The report of the Company’s independent accountants included in Insignia’s Annual Report on Form 10-K filed on April 15, 2003 includes an explanatory paragraph as to the uncertainty that the Company will continue as a going concern.

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three and nine month periods ended September 30, 2003 and 2002.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net revenues:
License	100.0%	72.7%	67.8%	81.7%
Service	0.0%	27.3%	32.2%	18.3%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of net revenues:
License	34.8%	12.2%	38.1%	28.7%
Service	—	9.9%	9.0%	8.5%

Total cost of net revenues	34.8%	22.1%	47.1%	37.2%

Gross profit	65.2%	77.9%	52.9%	62.8%

Operating expenses:
Sales and marketing	210.5%	124.6%	229.1%	69.4%
Research and development	333.3%	165.6%	464.7%	66.0%
General and administrative	330.9%	65.7%	378.4%	39.9%
Restructuring	(9.5)%	21.0%	82.8%	3.3%

Total operating expenses	865.2%	376.9%	1155.0%	178.6%

Operating loss	(800.0)%	(299.0)%	(1102.1)%	(115.8)%

Interest income (expense), net	(7.0)%	1.7%	(4.6)%	1.0%
Other income (expense), net	(61.7)%	0.2%	589.3%	1.6%

Loss before income taxes	(868.7)%	(297.1)%	(517.4)%	(113.2)%

Benefit from income taxes	(44.8)%	(13.0)%	(72.2)%	(30.5)%

Net loss	(823.9)%	(284.1)%	(445.2)%	(82.7)%

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

During 2001, we began development of a range of products (“Secure System Provisioning” or “SSP” products) for the mobile phone and wireless operator industry.  These SSP products build on our position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and allow wireless operators and phone manufacturers to reduce customer care and software recall costs as well as increase subscriber revenue by deploying new mobile services based dynamically provisional capabilities.  With the sale of our JVM product line in April 2003, our sole product line consists of our SSP product.  The SSP product is currently in lab and market trials and is expected to be available for shipment to customers in the last quarter of 2003. We have limited history with sales initiatives for new products.  Additionally, the sales cycle for the SSP products is expected to take longer than the typical six to nine months to complete as seen with previous Insignia products.

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

Sale of Java Virtual Machine assets

On February 7, 2003, we entered into a $1 million loan agreement with esmertec AG (“esmertec”).  The loan was made in two installments of $500,000 each on February 13, 2003 and February 26, 2003.  The rate of interest on each loan is at prime plus two percent.  Accrued interest is due on the last day of each month.  The accrued interest as of September 30, 2003, was $23,402.  The principal and any outstanding accrued interest is due on or before February 3, 2004.  At September 30, 2003, the principal amount outstanding on this loan was $1 million.

On March 5, 2003, we entered into several other agreements (the “Agreements”) with esmertec including a definitive agreement to sell certain assets relating to our Java Virtual Machine (“JVM”) product line in exchange for $3.5 million payable in installments.  Payments under the agreement would be $800,000 on April 18, 2003, $800,000 on July 23, 2003, $800,000 on October 15, 2003, $800,000 on January 15, 2004 and $300,000 on April 15, 2004.  As of September 30, 2003, esmertec has paid $1,600,000 under this agreement. The assets primarily included the fixed assets, customer agreements and employees related to the JVM product line. The transaction closed on April 23, 2003.  Under the terms of the Agreements, esmertec became the exclusive master distributor of the JVM technology in exchange for $3.4 million in minimum guaranteed royalties through June 30, 2004 at which time, the JVM technology rights will transfer to esmertec.  Minimum payments under the license are as follows:

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

As of September 30, 2003, the minimum payments due under this agreement have been paid in a timely manner.

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

Revenues

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
License revenue	$201	$736	$393	$5,271
Service revenue	—	277	187	1,178
Total net revenue	$201	$1,013	$580	$6,449

The Jeode product line was our primary business for the third quarter of 2003 and 2002.  Revenue from the Jeode product line is derived from four main sources: the sale of a development license, the sale of annual maintenance and support contracts/services, prepaid royalties and commercial use royalties based on shipments of products that include Jeode technology, and customer-funded engineering activities.

Revenue in the third quarter of 2003 was earned from the revenue share program from the sale of the JVM product line. In the nine months ended September 30, 2003, total revenues decreased by 91% compared to total revenues for the first nine months of 2002. The decrease was primarily due to the decreased license revenues and sale of the Jeode product line.  The Jeode platform accounted for 96% of total revenue for the nine months ended September 30, 2003. The Jeode platform accounted for 100% of the total revenue for the three and nine months ended September 30, 2002.   Future revenue from Jeode will be earned as a percentage of the revenue share program from the sale of the JVM product line.  We expect to generate revenue from the SSP product in the last quarter of 2003.

License revenue accounted for 100% of total revenues for the three months ended September 30, 2003.  License revenue and service revenue accounted for 73% and 27%, respectively, of total revenues for the three months ended September 30, 2002. For the nine months ended September 30, 2003, license revenue and service revenue accounted for 68% and 32%, respectively, of total revenues.    For the nine months ended September 30, 2002, license revenue and service revenue accounted for 82% and 18%, respectively, of total revenues.

Sales to distributors and OEM’s representing more than 10% of total revenue in each period accounted for the following percentages of total revenue.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Distributors:
Phoenix Technologies	—%	17%	*	65%

All Distributors:	—%	32%	—%	74%

OEM’s:
Hewlett-Packard/Compaq	—%	32%	—%	7%
Hughes Network Systems	—%	15%	—%	2%

All OEM’s:	—%	67%	—%	26%

* Less than 10%

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 100% and 42% of total revenues in the three and nine months ended September 30, 2003, respectively, and 13% and 6% of total revenues in the three and nine months ended September 30, 2002, respectively. We marketed Jeode to customers in the United States, Europe and Japan.

Cost of revenues and gross margin

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except percentages)
Cost of license revenue	$70	$124	$221	$1,852
Gross margin: license revenue	65%	83%	44%	65%

Cost of service revenue	—	100	52	549
Gross margin: service revenue	—	64%	72%	53%

Total cost of revenues	$70	$224	$273	$2,401
Gross margins: total revenues	65%	78%	53%	63%

Cost of license revenue is mainly comprised of royalties to third parties.  Cost of service revenue includes costs associated with nonrecurring engineering activities and end-user support under maintenance contracts.

We believe that the significant factors affecting the Jeode platform gross margin include pricing of the development license, pricing of the unit usage and royalties to third parties such as Sun Microsystems, Inc. (“Sun”).  In early 1999, we signed a five-year agreement with Sun under which Sun established us as an authorized Virtual Machine provider.  Under this agreement, we are required to pay Sun a per unit royalty on each Jeode platform-enabled smart device shipped by our customers, plus a royalty on all development licenses put in place between our customers and us.  In the third quarter of 2001, we amended our license agreement with Sun.  The amendment expanded the scope of the licensed technology, changed the royalty rate, limited the royalty obligations to only per units licensed, established required prepaid royalties and extended the expiration date of the contract from March 2004 to June 2004.  License revenue gross margins in the quarter ended September 30, 2003 were 65%, compared to 83% for the same period in 2002.  For the nine months ended September 30, 2003, license revenue gross margins were 44% compared to 65% for the same period in 2002.    The decrease in license revenue gross margins reflected the impact of transferring the March through June 2003 JVM revenue while the cost per unit did not change and resulted in lower gross margins.

Gross margin for service revenue is impacted by the level of and pricing terms of customer funded engineering activities, which can vary from customer to customer, from contract to contract and based on the level of maintenance contracts sold.  Gross margin for service revenue decreased in the third quarter of 2003 to 0% from 64% in the same period of 2002.  The decrease is due to the transfer of the contracts in the sale of the JVM product line.  For the nine months ended September 30, 2003, service revenue gross margins were 72% compared to 53% for the same period in 2002.  The higher margin was due to more favorable labor costs on fixed price engineering consulting contracts.

Operating expenses

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except percentages)
Sales and marketing	$423	$1,262	$1,329	$4,475
Percentage of total revenues	210%	125%	229%	69%

Research and development	$670	$1,677	$2,695	$4,258
Percentage of total revenues	333%	166%	465%	66%

General and administrative	$665	$666	$2,195	$2,571
Percentage of total revenues	331%	66%	378%	40%

Sales and marketing expenses consist primarily of personnel and related overhead costs, salesperson commissions, advertising and promotional expenses and trade shows.  Sales and marketing expenses decreased by 66% in the quarter ended September 30, 2003 from the quarter ended September 30, 2002. The decrease in expenditures was primarily due to a $637,000 decrease in personnel costs, a $58,000 decrease in travel costs and a $121,000 decrease in allocated overhead costs relating to facilities and management information systems expenses.  In addition, there was also a  $58,000 decrease in expenses relating to discretionary marketing and a $63,000 decrease in telephone and miscellaneous other expenses.  These decreases were offset, in part, from an increase of $70,000 of expenses in the French sales office and a $28,000 increase in professional services expenses. Sales and marketing expenses decreased by 70% for the nine months ended September 30, 2003 from the same period of 2002.  The decrease was primarily due to a $2.02 million reduction in personnel and personnel related costs.  In addition, there was a decrease in travel expenditures of $269,000, a $417,000 decrease in discretionary marketing, a $130,000 decrease in other expenses, a $59,000 decrease in telecommunications expenditures and related overhead costs also decreased by $331,000.  Insignia anticipates a moderate increase in sales and marketing expenses in the next few quarters as Insignia continues to expand its marketing and sales efforts for its SSP product line. Insignia has established a direct sales force in the United States and Europe and we have also developed relationships with strategic partners to sell into the Asian market.

Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation.  Research and development expenses decreased by 60% in the three months ended September 30, 2003 compared to the same period in 2002. The decrease was primarily due to a decrease in personnel costs of $708,000 resulting from reduced head count.  There was also $112,000 decrease in base software expenditures and overhead allocated expenses decreased by $148,000.  In addition, engineering consulting fees decreased by $40,000 in the quarter ended September 30, 2003 over the same quarterly period of 2002. Research and development expenses decreased by 37% for the nine months ended September 30, 2003 compared to the same period in 2002.  Approximately $1.5 million of the decrease was due to reductions in personnel related expenses.  There were additional reductions consisting of a $64,000 decrease in travel costs. In addition, software support and maintenance costs decreased by $124,000 and other expenditures, which consist largely of engineering consulting fees, decreased by $56,000. Related overhead costs increased by $138,000. Research and development expenses are expected to increase moderately in the near term as Insignia further enhances its Secure System Provisioning technology.  In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 2003 and 2002, no development expenditures were capitalized, as there were no amounts that qualified for capitalization.

General and administrative expenses consist primarily of personnel and related overhead costs for finance, legal, information systems, human resources and general management. General and administrative expenses did not decrease significantly, in total, in the three months ended September 30, 2003 over the same period of 2002.  Personnel related expenses decreased by $188,000 due to reduced head count.  Other expenses which largely include adjustments to bad debt expense decreased by $144,000.  Other significant decreases in expenditures for the quarter ended September 30, 2003 included reduced facilities costs of $80,000 as well as reduced insurance expenditures of $40,000. Telephone and travel expenditures decreased by $30,000 in total.  These expenditures were offset by increases in professional fees of $125,000 and a $357,000 change in allocated overhead amounts relating to facilities costs and expenses associated with management information systems.  General and administrative expenses decreased by 15% for the nine months ended September 30, 2003 over the same period of 2002.  The decrease primarily reflected a decrease of $667,000 in salary and personnel related costs.  Other general and administrative expenses decreased $347,000.  Facilities related expenditures decreased by $168,000, and insurance expenditures decreased by $97,000.  Travel expenditures also decreased by approximately $67,000. These decreases were in a large part offset by a $762,000 change in allocated costs for facilities and management information system expenses.  General and administrative expenses are expected to remain flat in the near term.

Restructuring
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except percentages)

Restructuring	$(19)	$213	$480	$213
Percentage of total revenues	(9)%	21%	83%	3%

On February 11, 2003, we announced a restructuring of the organization to focus on the SSP technology.  For the quarter ended March 31, 2003 and June 30, 2003, we restructured the organization resulting in restructuring charges of $326,000 and $173,0000 respectively for employee termination benefits.  Restructuring charges paid in the first and second quarters were $117,000 and $167,000 respectively.  In the quarter ended September 30, 2003, we paid a total of $99,000 and reversed $19,000.  The remaining amount of the restructuring, $97,000, will be paid by the end of Insignia’s fiscal year 2003. Restructuring expenses represented 83% of total revenues for the nine months ended September 30, 2003.  The restructuring in the past three quarters ended June 30, 2003, in addition to the transfer of employees from the sale of the JVM product line, resulted in a worldwide reduction of headcount of approximately 70% of our staff (63 people).

Interest income (expense), net

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except percentages)
Interest income (expense), net	$(14)	$17	$(27)	$65
Percentage of total revenues	(7)%	2%	(5)%	1%

Net interest income decreased from income of $17,000 in the three months ended September 30, 2002 to expense of $14,000 in the three months ended September 30, 2003.  Net interest income decreased from income of $65,000 in the nine months ended September 30, 2002 to expense of  $27,000 in the nine months ended September 30, 2003.  The change from interest income to interest expense in the three and nine months ended September 30, 2003 was primarily due to a combination of lower interest rates on lower cash and cash equivalent balances and interest expense on a loan received in February 2003. Interest expense is expected to continue to increase in 2003 and offset interest income.

Other income, net

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except percentages)
Other income, net	$(124)	$2	$3,418	$103
Percentage of total revenues	(62)%	—	589%	2%

In the three months ended September 30, 2003, Insignia realized a foreign exchange loss of $12,000 compared to a gain of $2,000 in the three months ended September 30, 2002.  The balance of other income, $112,000 is comprised of broker fee expense totaling $82,000 pertaining to the payments received on the sale of the JVM product line, $35,000 for the transfer of JVM paid customer accounts and $5,000 miscellaneous other income recognized on the sale of the Jeode product line.  In the nine months ended September 30, 2003, Insignia realized a foreign exchange gain of $28,000 compared to a gain of $103,000 in the nine months ended

September 30, 2002.  The balance of other income is the gain recognized on the sale of the Jeode product line.

For the nine months ended September 30, 2003 approximately 93% of our total revenues and over 46% of our operating expenses are denominated in U. S. dollars.  Most of our remaining revenues and expenses are British pound sterling denominated and consequently we are exposed to fluctuations in British pound sterling exchange rates.  There can be no assurance that such fluctuations will not have a material effect on our results of operations in the future.  We did not enter into any currency option hedge contracts in 2002 or the nine months ended September 30, 2003.

We have, at times, an investment portfolio of fixed income securities that are classified as “available for sale securities.”  These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  We attempt to limit this exposure by investing primarily in short-term securities.

Benefit from income taxes

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Benefit from income taxes	$(90)	$(132)	$(419)	$(1,964)
Effective income tax rate	—	—	—	—

Our benefit from income taxes for the three and nine months ended September 30, 2003 primarily represented a refund received from the United Kingdom for research and development claims and an accrual for the current year.  We have recorded a full valuation allowance against all deferred tax assets, primarily comprised of net operating losses, on the basis that significant uncertainty exists with respect to their realization.

Effective 2002 and retroactive to 2000, research and development expenditures incurred in the United Kingdom qualified for a tax credit.  The tax credit does not offset tax liability but rather is a refund.  The estimated refund for 2002 recorded as a receivable on the December 31, 2002 balance sheet was $702,000. The actual refund received in June 2003 was $873,000.

Liquidity and capital resources

	September 30, 2003	September 30, 2002
	(in thousands)
Cash, cash equivalents and restricted cash	$1,491	$3,612
Working capital	2,953	6,293
Net cash used in operating activities for the nine months ended	(3,533)	(5,827)

We have transitioned our product focus from the Jeode product line to our SSP product line.  This change in product focus has resulted in a redirection of available resources from Insignia’s historical revenue base towards the development and marketing efforts associated with the SSP product. Cash used in operating activities in the third quarter of 2003 totaled $1.3 million compared to $3.5 million for the same period in 2002.  For the nine months ended September 30, 2003 and 2002, cash used in operating activities totaled $3.5 million and $5.8 million, respectively.  For the three months ended September 30, 2003, cash used in operating activities resulted primarily from a net loss of $1.7 million, a decrease of accounts payable of $147,000, a decrease of accrued severance of $118,000, an increase of other current assets of $166,000 and an increase of tax receivable of $94,000.  Offsetting these were a decrease of accounts receivable of $87,000, a decrease of prepaid royalties of $71,000, a decrease of prepaid expenses of $168,000, an increase of accrued liabilities of $103,000 and an increase of deferred revenue of $425,000.

Cash provided by investing activities for the three months ended September 30, 2003 was $753,000 which consisted primarily of net proceeds from the sale of the JVM product line of $800,000.  Offsetting these were purchases of property  and equipment for $47,000.

Cash provided by financing activities for the three months ended September 30, 2003 consisted primarily of net proceeds from the issuance of shares of $800,000 and net proceeds from the exercise of warrants of  $796,000.

Our cash, cash equivalents and restricted cash were $1.5 million at September 30, 2003, a decrease of $2.1 million from $3.6 million at September 30, 2002.  At September 30, we had working capital of $2.95 million. At September 30, 2002, we had working capital of $6.3 million.  The principal source of working capital came from the sale of the JVM product line, issuance of shares and exercise of warrants.  Capital additions totaled $47,000 and $64,000 for the three months ending September 30, 2003 and 2002, respectively. We have no material commitments for capital expenditures or strategic investments. Our commitments for expenditures consist of building leases in the U.K. and U.S. and a debt payment due in February 2004.  We expect that the decrease in accounts receivables, decreased revenues for the three months ended September 30, 2003 and other factors will substantially decrease our future cash flows for the next several quarters.

As of September 30, 2003, we had the following contractual cash obligations (including operating lease obligations that were restructured pursuant to the sale of the JVM product line) (in thousands):

	Operating leases	Debt (1)	Total
Year ending December 31,
2003 (October 1, 2003 through December 31, 2003)	$88	$—	$88
2004	296	1,000	1,296
2005	282	—	282
2006	193	—	193
2007	165	—	165
Thereafter	927	—	927
	$1,951	$1,000	$2,951

(1) Excludes interest

As of September 30, 2003, three customers accounted for 90% of the gross receivable.

In June 2001, Insignia and Sun Microsystems, Inc. (“Sun”) entered into an addendum (the “Addendum”) to the Distribution Agreement relating to distribution of products to an Insignia customer. In September 2001, the two companies entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement (the “Distribution Agreement”).  The Amendment and the Addendum each required us to make non-refundable royalty prepayments to Sun.  A total of $7.0 million prepaid royalties were paid to Sun under the Distribution Agreement through the second quarter of 2002.  There are no additional required royalty prepayments due to Sun under this agreement.  The prepaid royalties carried on the balance sheet, under the terms of the agreement between Sun and Insignia, require us to use these prepaid licenses before June 30, 2004.  We continually evaluate recoverability of these prepaid royalties and, if necessary, will charge to cost of sales any amount that we deem unlikely to be recoverable in the future.  We have performed an assessment of whether there was an indication that the prepaid royalties of $2.2 million are impaired as of September 30, 2003.   Our estimation of utilization, based on past revenue history and future revenue estimates using current average per unit selling price ranges, indicates that there could be unused prepaid royalties at the expiration of the license and distribution agreement.  However, we believe that should unused prepaid royalties become predictable in the future, we could reduce the selling price in order to utilize the remaining prepaid balance. This price reduction would result in lower gross margins.  We will continue to assess this potential impairment on a quarterly basis.  The deterioration of the business climate and lower than expected product sales could potentially impact this assessment and require an impairment charge in a future quarter.

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

We have granted extended payment terms from time to time and, depending on various factors, including the length of the extended payment period and the creditworthiness of the customer.  We report these future payments as accounts receivable and either recognized revenue or deferred revenue.  Deferred revenue increased $425,000 for the three months ended September 30, 2003 due to an additional $400,000 from the master distributor agreement and $250,000 from the guaranteed revenue share. Offsetting these increases, were deductions for reported usage.

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

On October 17, 2002, we entered into a securities subscription agreement (“Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital agreed to purchase, on each trading day following the effectiveness of a registration statement covering the ADSs, to be purchased by Fusion Capital, $10,000 of our ADSs up to an aggregate of $6.0 million over a period of 30 months.  The purchase price of the ADSs will be equal to a price based upon the future market price of the shares without any fixed discount to the market price.  In order to be in compliance with Nasdaq rules, we could not sell our ordinary shares to Fusion Capital at a price below $0.38, which represents the greater of the book value per share of our ordinary shares as of September 30, 2002 or the closing sale price per share of our ADSs on October 16, 2002.  If we elect to sell our shares to Fusion Capital at a price per share below $0.38, we first would be required to obtain shareholder approval in order to be in compliance with applicable Nasdaq rules.  Under the laws of England and Wales, we are not permitted to sell our ADSs at a purchase price that is less than the nominal value of our ordinary shares.  Currently, the nominal value per ordinary share is £0.20.  For the quarter ended September 30, 2003, we elected to sell Fusion 1,613,465 ADSs resulting in net proceeds of $800,000.

Under the terms of the Agreement, we issued to Fusion Capital one redeemable warrant for ADSs representing 1,000,000 ordinary shares, and one non-redeemable warrant for ADSs representing 1,000,000 ordinary shares.  The redeemable warrant may be redeemed by Insignia at any time on or before June 30, 2003 for an aggregate redemption price of $200,000.  Insignia did not redeem the warrant and the time has lapsed.  The exercise price per ordinary share of each warrant is the U.S. dollar equivalent of 20.5 pence.  Each warrant expires on September 30, 2007 and are partially exercisable.  As of December 31, 2002, the estimated value of the warrants, using the Black-Scholes model, was $544,000.  Unless an event of default occurs under the Agreement, the shares issuable upon exercise of these warrants must be held by Fusion Capital until 30 months from the date of the Agreement or the date the Agreement is terminated.  For the quarter ended September 30, 2003, Fusion exercised both the redeemable and non-redeemable warrants.  We issued 2,000,000 ADSs for a total of $668,000, net of issuance costs.  The Agreement and the forms of the Registration Rights Agreement, the Redeemable Warrant

and the Non-Redeemable Warrant between Insignia and Fusion Capital are filed as Exhibits to the 8-K dated October 22, 2002.

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

We had a working capital of $3.0 million at September 30, 2003, and our cash, cash equivalents, and restricted cash totaled $1.49 million at September 30, 2003.  We had an operating cash flow deficit of $3.5 million and $5.8 million for the nine months ended September 30, 2003 and 2002, respectively.  The sale of our JVM product line to esmertec is expected to provide cash of $4,150,000 in 2003.  Because our current financial resources are not expected to be sufficient to fund our operations or those of our subsidiaries, we need additional funds to continue these operations.  There is no assurance that additional financing will be available to us on terms that are acceptable, or at all.  These circumstances raise substantial doubt about our ability to continue as a going concern.  The report of our independent accountants included on our consolidated financial statements on Form 10-K filed on April 15, 2003 includes an explanation paragraph as to the uncertainty that we will continue as a going concern.

We only have the right to receive $10,000 per trading day, up to an aggregate of $6 million over a period of 30 months under the agreement with Fusion Capital unless our stock price equals or exceeds $1.00, in which case the daily amount may be increased, at the option of Insignia, as the price of our shares increases.  Fusion Capital will not have the right nor be obligated to purchase any of our shares on any trading days that the market price of our shares is less than $0.15 per share.  Since we intend to initially register 10,000,000 shares for sale by Fusion Capital (in addition to 2,000,000 shares exercisable pursuant to warrants held by Insignia), the selling price of our shares to Fusion Capital will have to average at least $0.60 per share for us to receive the maximum proceeds of $6 million without registering additional shares.    As of September 30, 2003, new ordinary shares of 1,613,465 were purchased under the Fusion Capital securities subscription agreement for a total of $800,000, net of issuance costs.  In addition, Fusion Capital has exercised their 2,000,000 warrants for $668,000, net of  issuance costs.

In order to be in compliance with Nasdaq rules, we could not sell our ordinary shares to Fusion Capital at a price below $0.38, which represents the greater of the book value per share of our ordinary shares as of September 30, 2002 or the closing sale price per share of our ADSs on October 16, 2002. As of September 30, 2003, the closing market price of our shares was $1.18 per share. If we elect to sell our shares to Fusion Capital at a price per share below $0.38, we first would be required to obtain shareholder approval in order to be in compliance with the Nasdaq rules.  Under the laws of England and Wales, we are not permitted to sell our ADSs at a purchase price that is less than the nominal value of our ordinary shares.  Currently, the nominal value per ordinary share is £0.20.

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

During the twelve months ended November 3, 2003, the closing price of our shares ranged from a high of $1.30 to a low of $0.20.  Under the rules of the Nasdaq Stock Market, our stock price must remain above $1.00 per share for continued quotation of our shares on the Nasdaq National Market or the Nasdaq SmallCap Market.  We received a letter from Nasdaq notifying us that we were not in compliance with this requirement and that we would be provided 90 calendar days, or until December 11, 2002, to regain compliance.  In connection with this notification, we transferred the listing of our shares from the Nasdaq National Market to the Nasdaq SmallCap Market on January 9, 2003 to obtain additional time and flexibility to meet this requirement.  In addition, as of March 31, 2003, we had a negative total shareholders’ equity of $525,000.  In order to maintain our listing on the Nasdaq SmallCap Market, we are required to have total shareholders’ equity of at least $2.5 million.  As of September 30, 2003, our shareholders’ equity was $3.1 million.  To the extent our shareholders’ equity declines, our shares could be delisted from the Nasdaq SmallCap Market, which could adversely affect our ability to raise additional funds.

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

Our future performance depends upon sales of products within our SSP product line.  Revenues related to the Jeode product line, which was sold to esmertec in April 2003, accounted for 96% of our total revenue for the nine months ended September 30, 2003.  As a result, the SSP product line is our only product line and we expect to rely upon sales of the SSP product for our revenue in the future. The SSP product is currently in lab and market trials and is expected to be available for shipment to customers in the last quarter of 2003.  We have reduced our current expense levels, which will require total revenues of more than $1.5 million per quarter to achieve an operating profit.  SSP may not achieve or sustain market acceptance or provide the desired revenue levels.

The long and complex process of licensing our SSP product may make our revenue unpredictable.

Our revenue is dependent upon our ability to license SSP product to third parties. Licensing our SSP product is expected to be a long and complex process, which could take longer than the typical six to nine months. Before committing to license our products, potential customers must generally consider a wide range of issues including product benefits, infrastructure requirements, ability to work with existing systems, functionality and reliability. The process of entering into a development license with a company typically involves lengthy negotiations.  Because of the sales cycle, it is difficult for us to predict when, or if, a particular prospect might sign a license agreement.  Development license fees may be delayed or reduced because of this process.  The SSP product is currently in lab and market trials and will be available for shipment to customers in the last quarter of 2003.  We have limited history with sales initiatives for new products.

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

We have experienced operating losses in each quarter since the second quarter of 1996. To achieve profitability, we will have to increase our revenue significantly.  Our ability to increase revenues depends upon the success of our SSP product line.  SSP will be available for shipment to customers in the last quarter of 2003 and it may not achieve market acceptance. If we are unable to create revenues from SSP in the form of development license fees, maintenance and support fees, commercial use royalties and nonrecurring engineering services, our current revenues will be insufficient to sustain our business.

For the nine months ended September 30, 2002 and 2003 we spent 69% and 229%, respectively, of our total revenues on sales and marketing.  We expect to continue to incur disproportionately high sales and marketing expenses in the future.  To market SSP effectively, we must develop client and server channel markets.  We will continue to incur the expenses for a sales and marketing infrastructure before we recognize significant revenue from sales of the product.  Because customers in the smart device market tend to remain with the same vendor over time, we believe that we must devote significant resources to each potential sale.  If potential customers do not design our products into their systems, the resources we have devoted to the sales prospect would be lost.  If we fail to achieve and sustain significant increases in our quarterly sales, we may not be able to continue to increase our investment in these areas.  With increased expenses, we must significantly increase our revenues if we are to become profitable.

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

In addition, we also face significant risks associated with the development and future deployment of our SSP products and the successful execution of the related business strategy. With the sale of the JVM product line to esmertec, the SSP product is our sole product line.  During 2001, we began development of a range of SSP products for the mobile handset and wireless carrier industry.  These SSP products build on our position as a VM supplier for manufacturers of mobile devices and allow wireless carriers to build valuable Over-The-Air Repair and dynamic capability services.  The SSP product is currently in lab and market trials and is expected to be available for shipment to customers in the last quarter of 2003. We have limited history with sales initiatives for new products. Additionally, the sales cycle for the SSP products is expected to take longer than the typical six to nine month cycle of the Jeode product.

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

Sales from outside of the United States accounted for approximately 42% and 6% of our total revenue for the nine months ended September 30, 2003 and 2002, respectively, and are expected to increase with the SSP product.  We expect to market SSP to mobile operators and terminal manufacturers in Europe.  Economic conditions in Europe generally and fluctuations in the value of the euro against the U.S. dollar and British pound sterling could impair our revenues and results of operations. International operations are subject to a number of other risks. These risks include:

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

The prices for our ADSs have fluctuated widely in the past. During the 12 months ended November 3, 2003, the closing price per share of Insignia ranged from a recent high of $1.30 to a low of $0.20.  Under the rules of The Nasdaq Stock Market, our stock price must remain above $1.00 per share for continued quotation of our shares on the Nasdaq SmallCap Market. Stock price volatility has had a substantial effect on the market prices of securities issued by us and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against high technology companies.  We may in the future be the target of similar litigation.  Regardless of the outcome, securities litigation may result in substantial costs and divert management attention and resources.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

From time to time, Insignia enters into derivative financial instruments such as currency option contracts to hedge certain anticipated, but not yet committed, transactions expected to be denominated in foreign currencies.  Insignia does not use derivative financial instruments for trading or speculative purposes.  Insignia’s downside risk with respect to currency option contracts (British pound sterling) is limited to the premium paid for the right to exercise the option.  Insignia did not enter into any currency option hedge contracts in the third quarter of 2003 or the third quarter of 2002 and had no option hedge contracts outstanding as of September 30, 2003 or September 30, 2002.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)          Insignia held its Annual General Meeting on November 5, 2003.  Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)         At each Annual General Meeting, the third of Insignia’s Board of Directors who have been in office longest since their last election, as well as any directors appointed by the Board during the preceding year, are required to resign and are then considered for re-election, assuming they wish to stand for re-election.  Richard M. Noling was re-elected as Director at the meeting and Mark E. McMillan was elected as Director.  The Directors whose term of office continues after the meeting are Nicholas, Viscount Bearsted, Vincent S. Pino, David G. Frodsham and John C. Fogelin.

(c)          The matters described below were voted on at the Annual General Meeting, and the number of votes cast with respect to each matter and, with respect to the election of directors, for each nominee, were as indicated:

1.              To receive and approve the Directors renumeration report.

FOR	AGAINST
5,287,083	133,121

2.              To elect as a Director Mark E. McMillan.

FOR	AGAINST
5,303,905	134,291

3.              To re-elect as a Director Richard M. Noling

FOR	AGAINST
4,594,320	838,699

4.              To appoint MacIntyre Hudson, in the place of the retiring auditors PricewaterhouseCoopers LLP, as the U.K. statutory auditors and independent accountants of the Company, to hold office until the conclusion of the Company’s next annual general meeting at which accounts are laid before the Company, and to authorize the Board of Directors of the Company to determine their renumeration.

FOR	AGAINST
5,317,185	92,234

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

(b) Reports on Form 8-K

Form 8-K filed July 9, 2003 in connection with the change of Insignia’s Certifying Accountant.

Form 8-K/A filed July 10, 2003 amending and restating Item 7 of Insignia’s Current Report on Form 8-K, filed May 8, 2003.

Form 8-K/A filed July 18, 2003 amending Item 7 in connection with the change of Insignia’s Certifying Accountant.

Form 8-K filed August 14, 2003 for press release announcing financial results for quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SOLUTIONS PLC
(Registrant)

Date: November 14, 2003

/s/ LINDA C. POTTS
LINDA C. POTTS
Chief Financial Officer
(Principal Financial Officer)

Signature	Capacity	Date

/s/ Mark E. McMillan	Chief Executive Officer	November 14, 2003
Mark E. McMillan

/s/ Linda C. Potts	Chief Financial Officer	November 14, 2003
Linda C. Potts

Exhibit Number	Description of Document

31.1	Section 302 certification of Chief Executive Officer.

31.2	Section 302 certification of Chief Financial Officer.

32.1	Section 906 certification of Chief Executive Officer.

32.2	Section 906 certification of Chief Financial Officer.