Form 10-K
period 2003-12-31
INSIGNIA SOLUTIONS PLC
filed 2004-03-17
CIK 1002390

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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
(Title of class)
Ordinary Shares (£0.20 nominal value)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $61,367,371 as of February 25, 2004 based upon the closing sale price on the Nasdaq SmallCap Market reported for such date. Ordinary shares held by each officer and director and by each person who owns 5% or more of the outstanding Ordinary share capital have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2004, there were 29,104,695 ordinary shares of £0.20 each nominal value, outstanding.

Documents Incorporated by Reference
None

PART I

        This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, particularly the ongoing development of the Secure System Provisioning™ (SSP) product line, the timing of the availability of enhancements of the SSP product and service offerings, the revenue model and market for the SSP product, the features, benefits and advantages of the SSP product, international sales, the availability of licenses to third-party proprietary rights, business and sales strategies, matters relating to proprietary rights, competition, facilities needs, exchange rate fluctuations and our liquidity and capital needs and other statements regarding matters that are not historical are forward-looking statements.

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

Item 1—Business

Company Overview

        We commenced operations in 1986, and currently develop, market and support software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks. Before 2003, our principal product line was the Jeode™ platform, based on our Embedded Virtual Machine ("EVM"™) technology. The Jeode platform was our implementation of Sun Microsystems, Inc.'s ("Sun") Java® technology tailored for smart devices. The product became available for sale in March 1999 and had been our principal product line since the third quarter of 1999. The Jeode product line was sold in April 2003.

        During 2001, we began development of a range of products ("Secure System Provisioning" or "SSP" products) for the mobile phone and wireless operator industry. These SSP products build on our position as a Virtual Machine ("VM") supplier for manufacturers of mobile devices and allow wireless operators and phone manufacturers to reduce customer care and software recall costs as well as increase subscriber revenue by deploying new mobile services based on dynamically provisional capabilities. With the sale of our JVM product line in April 2003, our sole product line consists of our SSP product. We shipped our first SSP product in December 2003.

Industry Overview

        The telecommunications industry is moving very quickly towards providing sophisticated data services on a wide variety of different mobile terminals. Mobile phones (terminals and other portable devices) are becoming more sophisticated and accordingly the software within them is becoming more complex and hence less reliable. Operators want to introduce additional services, but are limited by the capabilities of the existing phones.

The Trend Towards More Complex Software

        As more and more advanced features are packed into mobile phones, the software becomes more complex, leading to more software problems. However, consumers have come to expect the same level of reliability and performance as that to which they are accustomed from their traditional voice-only fixed phones. Thus, the addition of more software on the mobile phones creates a new critical challenge for operators and device manufacturers—ensuring consistent reliability and performance.

        Due to increased software functionality, manufacturers are experiencing a high incidence of problems with feature phones, adding a significant maintenance expense for the telecommunications industry. Mobile phone recalls can be expensive. Manufacturers are often responsible for the entire recall operation, ranging from notification and taking customer calls to re-flashing and administering the entire process. The additional costs of repairing and maintaining these increasingly complex devices are restraining industry growth. Curbing these costs through a comprehensive "Over-The-Air Repair" system will significantly reduce the manufacturers' costs by minimizing the need for in-store and through-the-mail repairs and by reducing customer service personnel.

Evolution of Mobile Terminals

        In the 1980's, when the first large scale commercial mobile services were launched in the United States, the mobile handsets or "terminals" available for services were analog voice-only terminals. Even when the first digital terminals came into the market, they were voice-only terminals. As the global subscriber base for mobile services grew exponentially in the 1990's, static applications such as address books and games as well as communication applications such as SMS were packed into the terminals. With the Internet boom in the mid to late 1990's, mobile terminals evolved into sophisticated data terminals as well by integrating with the Web browsers. As the need for data bandwidth grew, high-speed data technologies such as GPRS and CDMA emerged, and the new models of mobile phones incorporated these high-speed data technologies. Toward the end of the 1990's, the mobile terminals took another leap by introducing the concept of downloadable applications to the mobile world. In addition, evolving standards such as SyncML were introduced that allowed the transfer and synchronization of data in the mobile terminals with other devices such as PC's and PDA's.

        With the wider deployment of a richer phone for photo imaging, game playing and more messaging technologies, as well as the increasing coverage of more robust networks, the number of features built into mobile phones is going to increase dramatically.

        The result of this rapid transformation of mobile terminals from voice-only terminals to sophisticated all-purpose consumer devices is that the software running on the mobile terminal has become extremely complex.

Products and Support

Summary

        The SSP product has been available for sale since December 2003. Revenue from the Jeode product line was derived from four main sources: the sale of a development license, the sale of annual maintenance and support contracts/services, prepaid royalties and commercial use royalties based on shipments of products that include Jeode technology, and nonrecurring engineering activities. The SSP product line revenue model is based on a combination of indirect sales to customers through OEMs as well as direct sales to customers. SSP product line revenues accounted for 3%, 0% and 0% of total Insignia revenues in 2003, 2002 and 2001, respectively.

SSP Platform

        The SSP product is an open software system that enables mobile operators and terminal manufacturers to repair the system software on their subscribers' terminals as well as add new capabilities over-the-air (OTA). This helps to avoid terminal recalls due to software issues, reduces customer care call center costs, reduces churn due to dissatisfaction, and increases revenue per subscriber by extending terminal capabilities for new services.

Jeode Platform

        On March 5, 2003, we entered into several agreements (the "Agreements") with esmertec including a definitive agreement to sell certain assets relating to our Java Virtual Machine (JVM) product line in exchange for $3.5 million payable in installments. Payments under the agreement would be $800,000 on April 18, 2003, $800,000 on July 23, 2003, $800,000 on October 15, 2003, $800,000 on January 15, 2004 and $300,000 on April 15, 2004. The net assets amounting to approximately ($87,000) primarily included the fixed assets, certain liabilities, customer agreements and employees related to the JVM product line. Cost incurred relating to this transaction were approximately $531,000. We have recorded a gain on the sale of the assets of approximately $3,056,000 in other income on the statement of operations. The transaction closed on April 23, 2003. Under the terms of the Agreements, esmertec AG ("esmertec") became the exclusive master distributor of the JVM technology in exchange for $3.4 million in minimum guaranteed royalties through June 30, 2004, at which time the JVM technology rights will transfer to esmertec. Minimum payments under the license are as follows:

Due Date	Payment
April 30, 2003	$250,000
May 15, 2003	200,000
July 15, 2003	200,000
July 31, 2003	250,000
August 15, 2003	200,000
October 15, 2003	200,000
October 31, 2003	250,000
November 15, 2003	200,000
January 15, 2004	200,000
January 31, 2004	250,000
February 15, 2004	200,000
April 15, 2004	200,000
May 15, 2004	200,000
July 15, 2004	200,000
August 15, 2004	200,000
October 15, 2004	200,000

Total	$3,400,000

        As of December 31, 2003, the minimum payments due under this agreement have been paid in a timely manner.

        In addition, we can earn up to an additional $4.0 million over the three-year period ended April 2003, based on a percentage of esmertec's sales of the JVM product. Additionally, the parties have entered into a cooperative agreement to promote Insignia's SSP software product to esmertec's mobile platform customers. The Agreements provide for esmertec to manage the existing Insignia JVM customer relationships and license the Insignia and esmertec technologies to sell to the then combined customer base and business partners. Under the Agreements, esmertec will assume the entire JVM product line through a final asset purchase in June 2004.

        As part of the sale of our JVM product line, we transferred 42 employees to esmertec, of which 31 were development engineers. In addition, as part of the sale, esmertec entered into an agreement with our U.K. building landlord to assume the lease on one of the two buildings leased by Insignia.

Support—SSP Platform

        We offer both pre-sales and post-sales support to our SSP platform customers. Pre-sales support is provided at no charge. After the sale of a license, each customer usually commits to at least a one year annual maintenance contract which entitles the customer to receive standard support, including: web-based support, access to FAQs, on-line publications and documentation, email assistance, limited telephone support, and critical bug fixes and product updates (collective bug fixes and minor enhancements). Annual maintenance contracts are also usually required during the time that the customer is developing and/or shipping products that include any of the SSP technology.

Dependence on SSP Platform Revenue

        Our future performance depends upon sales of products within our SSP product line. Revenues related to the Jeode product line, which was sold to esmertec in April 2003, accounted for 94% of our total revenue for the year ended December 31, 2003. As a result, the SSP product line is our only product line, and we expect to rely upon sales of the SSP product for our revenue in the future. We shipped our first SSP product in December 2003. We have reduced our current expense levels, which will require total revenues of more than $1.5 million per quarter to achieve an operating profit. SSP may not achieve or sustain market acceptance or provide the desired revenue levels.

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

        Our success depends upon the use of our technology by our licensees in their mobile devices and on their success in developing, marketing and distributing such products. Our licensees undertake a lengthy process of developing systems that use our technology. Until a licensee has sales of its systems incorporating our technology, they will not create commercial use royalties to us. We expect the period of time between entering into a development license and actually recognizing commercial use royalties to be lengthy and difficult to predict.

        The market for mobile operators and mobile devices is fragmented and highly competitive. Our main competitors are Bitfone, DoOnGo and Openwave. The market is rapidly changing, and there are many companies creating products that compete or will compete with ours. As the industry develops, we expect competition to increase in the future. This competition may come from existing competitors or other companies that we do not know about.

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

Product Development

        During 2001, we began development of a range of products ("Secure System Provisioning" or "SSP" products) for the mobile phone and wireless operator industry. These SSP products build on our position as a Virtual Machine ("VM") supplier for manufacturers of mobile devices and allow wireless operators and phone manufacturers to reduce customer care and software recall costs as well as increase subscriber revenue by deploying new mobile services based on dynamically provisional capabilities. Product development is subject to a number of risks, including development delays, product definition, marketing and competition.

        We must continually change and improve our products in response to changes in operating systems, application software, computer hardware, networking software, programming tools and computer language technology. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable.

        In 2003, 2002 and 2001, we spent approximately $3.4 million, $5.6 million and $6.2 million, respectively, on Company-sponsored research and development. At December 31, 2003, we had 14 full-time employees engaged in research and development, of whom 8 were located at our facility in the United Kingdom and 6 were located at our facility in Fremont, California. In the past, the geographic distance between our engineering personnel in the United Kingdom and our principal offices in California and primary markets in the United States and Japan has led to logistical and communication difficulties. In the future, we may experience similar difficulties, which may have an adverse impact on our business. Further, because a substantial portion of our research and development operations are located in the United Kingdom, our operations and expenses are directly affected by economic and political conditions in the United Kingdom.

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

Proprietary Rights

        We rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. We have filed in the United Kingdom and the United States applications for innovative technologies incorporated into our SSP product. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, consultants, distributors and corporate partners, and we limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise to obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. We license technology from various third parties.

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

Sales and Marketing

SSP

        SSP is being sold and marketed to mobile operators and device manufacturers through direct channels. After initial customer wins we will employ a channel approach for SSP. We plan to distribute the SSP client through a variety of channel partners who will include the code as part of their reference design, silicon platform, or operating system.

Strategic Alliances

Mentor Graphics

        Mentor Graphics has licensed our SSP client software to be integrated with and offered royalty-free as part of Accelerated's division Nucleus RTOS offering for mobile phones. We believe this will enable rapid adoption of Insignia's technology by leading feature-phone vendors and mobile operators worldwide that are customers of Mentor Graphics.

IBM

        We are porting our SSP server software product onto the IBM Websphere platform and integrating it with IBM's device management software. The two companies are co-selling and co-marketing the solution to mobile operators and phone manufacturers worldwide.

Symbian

        Symbian has entered into a definitive agreement with Insignia to provide a royalty-free implementation of our SSP client software alongside its operating system to all Symbian licensees. We believe this will enable rapid adoption of our technology by leading smart-phone vendors and mobile operators worldwide that are licensees of Symbian.

Software Development Tools

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

Competition

SSP

        We are competing against several companies for business in the SSP "Over-The-Air Repair" market, including companies such as Bitfone, DoOnGo and Openwave. These companies have been in this market for a longer period of time and have more personnel and financial resources. SSP will need to be continually improved to meet emerging market conditions, such as new interoperability standards, new methods of wireless notifications, new flash silicon technologies and new telecom infrastructure elements.

English Corporation

        Insignia is incorporated under English law. Two of our directors reside in England. All or a substantial portion of the assets of such persons, and a significant portion of the assets of Insignia, are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against them or against Insignia, in U. S. courts, judgments obtained in U. S. courts predicated upon the civil liability provisions of the federal securities laws of the United States. There is doubt as to the enforceability in England, in original actions or in actions for enforcement of judgments of U. S. courts, of civil liabilities predicated solely upon U. S. securities laws. In addition, the rights of holders of ordinary shares and, therefore, certain of the rights of ADS holders, are governed by English law, including the Companies Act 1985, and by our Memorandum and Articles of Association. These rights differ in certain respects from the rights of shareholders in typical U. S. corporations.

Employees

        As of December 31, 2003, we employed 25 regular full-time persons, including 5 in sales, marketing and related staff activities, 14 in research and development and 6 in administration and finance. Of these, 8 research and development employees, 1 sales and marketing employee and 1 administration and finance employee are located in the United Kingdom. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.

        Our success depends to a significant degree upon the continued contributions of members of our key management, product development, sales, marketing and operations personnel. The loss of any of such persons could have a material adverse effect on our business, financial condition and results of operations. We believe that our future success will depend upon our ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. In particular, we must recruit and retain marketing and sales personnel with expertise in mobile devices. There can be no assurance that we will be successful in attracting and retaining such personnel, and the failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations.

Website Posting of SEC Filings

        The company's website provides a link to the Company's SEC filings, which are available on the same day such filings are made. The specific location on the Company's website where these reports can be found is http://www.insignia.com/content/investor/sec.shtml

Item 2—Properties

        Our headquarters and principal management, sales and marketing and support facility is located in Fremont, California. On April 8, 2003, we entered into a three-year contract to renew our lease for approximately 9,500 square feet. Our principal European sales, research and development and administrative facility is located in High Wycombe, in the United Kingdom, and consists of approximately 5,000 square feet under a lease that will expire in August 2013. In April 2003, as part of the sale of the JVM product line to esmertec, esmertec entered into an agreement with our U.K.

building landlord to take over the leasehold property on one of the two buildings located in High Wycombe.

        During 1998, we sublet until March 2002 facilities that we previously occupied in the United Kingdom, on substantially the same terms as those applicable to us. In January 2002, we entered into an agreement with the landlord to terminate the lease on April 13, 2002.

        We leased an office in Tokyo, Japan. This lease expired February 28, 2003 and the Japan office was closed. We do not anticipate expanding the size of our facilities in California, the United Kingdom, or Japan in the foreseeable future.

Item 3—Legal Proceedings

        None

Item 4—Submission of Matters to a Vote of Security Holders

        None

Item 4A—Executive Officers of the Registrant

        The executive officers of Insignia as of February 28, 2004 are as follows:

Name	Age	Position
Mark E. McMillan	40	Chief Executive Officer, President and a Director
Robert E. Collins	57	Chief Financial Officer, Company Secretary and Vice President
Peter Bernard	37	Vice President Product Marketing
Paul Edmonds	59	Vice President Engineering
Mark Stevenson	45	Vice President of Worldwide Sales

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

        Robert E. Collins was appointed Chief Financial Officer of the Company on January 19, 2004. Mr. Collins has over twenty-five years of industry experience with a background in telecommunications, semiconductors and health care. Bob served as Chief Financial Officer for both public and private companies including Zilog, P-Com, Netgear and Array Networks. He also held several senior management positions including Treasurer at Syntex Corporation, a pharmaceutical company. Bob received his B.S. from Adelphi University and an MBA in finance from California State University at Hayward.

        Peter Bernard joined Insignia in October 2001 as Vice President of Product Marketing at Insignia, responsible for directing the definition, implementation and evolution of Insignia's products and marketing messages for mobile operator device manufacturers. He serves on the Java Community Process Executive Committee, one of fifteen people that drive the definition of "what is mobile Java." Prior to Insignia, Mr. Bernard served as Vice President of Products and Marketing at E-Color, a high performance image server software company, transforming the company from PC OEM software to internet infrastructure provider for leading retailers such as Bloomingdale's and L'Oreal. E-Color now powers Sprint PCS Vision's photo sharing service as part of Lightsurf, Inc. Previous to E-Color, Mr. Bernard was responsible for marketing and product strategy at Phoenix Technologies for firmware solutions targeted at mobile consumer electronics and industrial devices. Mr. Bernard was also responsible for mobile PC firmware products, pioneering Phoenix NoteBIOS, the company's flagship mobile product that became the de facto power management firmware solution for mobile PCs. Peter Bernard has held a variety of pioneering positions in the mobile industry and has been granted a patent and has patents pending in several areas including power management and mobile security. Mr. Bernard has a B.S. in Computer Engineering from Boston University.

        Paul Edmonds joined Insignia in April 2002. In February 2003, Mr. Edmonds was appointed Vice President of Engineering. Mr. Edmonds has over 20 years of industry experience and has held a variety of key engineering management positions with major companies in the telecommunications and mobile services industries. Prior to joining Insignia, Mr. Edmonds was a co-founder and Vice President of Engineering at @Motion, Inc. While at @Motion, he directed the development of an Internet Voice Portal product. He also was lead inventor on five patents in scalable fault tolerant computer systems. Three of these patents have been awarded and two are pending. Following the acquisition of @Motion by Phone.com/Openwave Systems, Mr. Edmonds continued his work with telephony and unified messaging. He has also held engineering management positions at Cisco Systems, Centigram Communications Corporation and Sun Microsystems. Mr. Edmonds holds a Bachelor of Science degree from Trinity College and a Masters Degree in Computer Science from Boston University.

        Mark Stevenson joined Insignia in June 2003. Mr. Stevenson was appointed Vice President of Sales in February 2004. Prior to joining Insignia, Mr. Stevenson spent eighteen years at Motorola, most recently, as Senior Director of US Sales operations, where he managed teams responsible for sales in excess of $2 billion per annum. During his twenty-two years in the industry, he developed close relationships with key executives and with most major North American wireless operators.

PART II

Item 5—Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Ordinary Shares

        Our American Depositary Shares ("ADSs"), each representing one ordinary share of 20 pence nominal value, have been traded under the symbol "INSGY" from Insignia's initial public offering in November 1995 to December 24, 2000, and "INSG" since then. On January 9, 2003, Insignia elected to transfer to the Nasdaq SmallCap Market because it had not met Nasdaq's $1 per share minimum bid price requirement for continued listing on the National Market. The transfer to the Nasdaq SmallCap Market gave Insignia additional time and flexibility to meet the Nasdaq minimum bid price listing requirement of $1 per share. Insignia shares continue to be traded under the symbol "INSG." The following table sets forth, for the periods indicated, the high and low sales prices for our ADSs as reported by the Nasdaq National Market:

	2003 Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31
Quarterly per share stock price:
High	$1.17	$1.30	$0.62	$0.40
Low	$0.86	$0.50	$0.20	$0.21
	2002 Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31
Quarterly per share stock price:
High	$0.65	$1.20	$2.60	$3.25
Low	$0.21	$0.34	$0.95	$1.03

        The closing sales price of our shares as reported on the Nasdaq SmallCap Market on February 25, 2004 was $2.18 per share. As of that date, there were approximately 197 holders of record of our ordinary shares and ADSs, excluding holders of ADSs whose ADSs are held in nominee or street name by brokers.

Dividends

        We have not declared or paid any cash dividends on our ordinary shares. We anticipate that we will retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Any payment of dividends would be subject, under English law, to the Companies Act 1985, and to our Memorandum and Articles of Association, and may only be paid from our retained earnings, determined on a pre-consolidated basis. As of December 31, 2003, we had a deficit of $24,730,720 on a pre-consolidated basis.

Recent Sales of Unregistered Securities

        In 1999, a private placement transaction resulted in an allocation of $1.4 million to mandatorily redeemable warrants, of which $590,000 was allocated to the warrants issued, and $850,000 was allocated to additional warrants issuable under certain circumstances. During the quarter ended June 30, 2003, $850,000, which represented the relative fair value of the warrants issuable in connection with our 1999 private placement, was reclassified from manditorily redeemable warrants to additional paid-in capital. The reclassification was a result of the expiration of our obligation to issue these warrants.

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

        In September 2003, 1,613,465 ordinary shares in ADS form were purchased under the Fusion Capital securities subscription agreement, resulting in proceeds of $827,000 less offering expenses of

$89,000. In November 2003, Fusion Capital purchased 1,766,667 ordinary shares in ADS form. We received $1.3 million less offering expenses totaling $114,000. In accordance with the subscription agreement, Fusion Capital may not beneficially own more than 9.9% of the total ordinary shares. As a result, Fusion Capital requested we only issue 1,000,000 shares and issue the balance at a later date. This resulted in $575,000 recorded as stock subscription in the equity section of the balance sheet. The balance of shares were issued in January 2004.

        In November 2003, we issued a warrant to purchase up to 500,000 ADSs to a strategic partner. The warrant becomes exercisable upon achievement of certain milestones and terminates on the third anniversary of the final milestone. The exercise price is $1.03 per share with respect to the first milestone, and the average of $1.03 and the then-current market price with respect to the other milestones.

        On January 5, 2004, we issued 2,262,500 ordinary shares in ADS form at a price of $0.80 to a total of 10 investors. We also issued warrants to purchase 565,625 ADSs to the investors at an exercise price of $1.04. The warrants are exercisable immediately and expire January 5, 2009. We received $1.81 million less offering expenses totaling $224,000 in this transaction. We also issued warrants to purchase 108,562 ADSs to the placement agent exercisable at a price of $1.09 per share. These warrants are exercisable immediately and expire January 5, 2009.

Warrants Exercised

        In April 2001, three investors exercised their warrants for 282,500 ADSs. We received $682,000, net of $19,000 for legal fees for the warrant exercises. In March 2002, two investors exercised warrants for 400,000 ADSs. We received gross proceeds of $495,000.

        In August 2003, warrants issued in the 1999 private placement were modified to reduce their exercise price to $0.40 per share. The modification was accounted for in accordance with SFAS 123 and resulted in a charge of approximately $88,000 to earnings and an increase in the value of the mandatorily redeemable warrants. In September 2003 and November 2003 warrants to purchase 334,177 and 112,500 ordinary shares were exercised for net proceeds of approximately $128,000 and $92,000, respectively. In connection with the exercise of the warrants, $640,000 was reclassified from mandatorily redeemable warrants to additional paid-in capital. Fusion exercised warrants to purchase 2,000,000 ordinary shares in September 2003, resulting in net proceeds of approximately $668,000. At December 31, 2003, warrants to purchase 739,657 ordinary shares were outstanding and exercisable, of which 470,000 shares were exercised in January 2004.

Item 6—Selected Consolidated Financial Data

        The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2001, 2002 and 2003, and the consolidated balance sheet data as of December 31, 2002 and 2003 are derived from our audited financial statements which are included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 1999 and 2000, and the consolidated balance sheet data as of December 31, 1999, 2000 and 2001 are derived from audited consolidated financial statements that are not included in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Selected Consolidated Financial Data
(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statement of Operations Data
Net revenues	$710	$7,256	$10,273	$10,766	$6,837
Cost of net revenues	340	2,584	4,275	3,291	3,800

Gross profit	370	4,672	5,998	7,475	3,037

Operating expenses:
Sales and marketing	1,757	5,558	7,058	5,376	5,542
Research and development	3,373	5,640	6,220	5,960	5,972
General and administrative	2,676	3,356	4,155	3,733	3,178
Restructuring	498	296	292	—	—

Total operating expenses	8,304	14,850	17,725	15,069	14,692

Operating loss	(7,934)	(10,178)	(11,727)	(7,594)	(11,655)
Interest and other income (expense), net	3,101	(356)	567	(5)	380

Loss before income taxes	(4,833)	(10,534)	(11,160)	(7,599)	(11,275)
Benefit from income taxes	(510)	(2,114)	(152)	(785)	(1,316)

Net loss	$(4,323)	$(8,420)	$(11,008)	$(6,814)	$(9,959)

Net loss per share:
Basic and diluted	$(0.20)	$(0.42)	$(0.57)	$(0.47)	$(0.77)

Weighted average shares and share equivalents:
Basic and diluted	21,231	19,937	19,248	14,571	12,883

	December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data
Cash, cash equivalents, short-term investments and restricted cash	$2,232	$976	$8,893	$17,351	$11,107
Working capital	2,254	1,964	10,633	11,377	(221)
Total assets	6,794	6,453	17,768	22,336	13,284
Mandatorily redeemable capital	—	—	—	—	2,619
Mandatorily redeemable warrants	38	1,440	1,440	1,440	1,440
Total shareholders' equity	$2,589	$2,673	$9,895	$15,749	$1,980

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

        Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein are forward-looking statements. Words such as "anticipates," "believes," "expects," "future," and "intends," and similar expressions are used to identify forward-looking statements. These forward-looking statements concern matters which include, but are not limited to, the revenue model and market for the SSP product line, the features, benefits and advantages of the SSP platform, international operations and sales, gross margins, spending levels, the availability of licenses to third-party proprietary rights, business and sales strategies, matters relating to proprietary rights, competition, exchange rate fluctuations and our liquidity and capital needs. These and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the demand for the SSP platform; the performance and functionality of SSP technology; our ability to deliver products on time, and market acceptance of new products or upgrades of existing products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; product life cycles; quality control of products sold; competitive conditions in the industry; economic conditions generally or in various geographic areas; and the risks listed from time to time in the reports that we file with the U.S. Securities and Exchange Commission. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

        We continue to face significant risks associated with the successful execution of our business strategy. These significant risks include, but are not limited to continued technology and product development, introduction and market acceptance of new products, changes in the marketplace, liquidity, competition from existing and new competitors that may enter the marketplace, impairment of prepaid royalties and retention of key personnel.

        In addition, we also face significant risks associated with the development and future deployment of our SSP products and the successful execution of the related business strategy. During 2001, we began development of a range of SSP products for the mobile handset and wireless carrier industry. These SSP products build on our position as a Virtual Machine ("VM") supplier for manufacturers of mobile devices and are designed to allow wireless carriers to execute over-the-air repair services and build valuable incremental services. With the sale of the Jeode product line to esmertec, the SSP product is our sole product line. The SSP product began shipping in the last quarter of 2003, and we have achieved only minimal sales to date. We have limited history with sales initiatives for new products. Additionally, the sales cycle for the SSP products is expected to take longer than the six to nine months sales cycle of the Jeode product.

        We have experienced operating losses in each quarter since the second quarter of 1996. To achieve profitability, we will have to increase our revenue significantly. Our ability to increase revenues depends upon the success of our SSP product line. If we are unable to generate revenues from SSP in the form of development license fees, maintenance and support fees, commercial use royalties and nonrecurring engineering activities, our current revenue levels will be insufficient to sustain our business.

        We have undertaken measures to reduce operating expenses and redesign our commercial efforts to adapt to new developments. Based upon our current forecasts and estimates, our current cash and cash equivalents, together with cash generated from on-going operations and other liquid sources of cash (including the cash from the sale of the Jeode product line) available to us, we believe that Insignia will have sufficient funds to meet its operating and capital requirements through the end of fiscal year 2004.

        To the extent that we require additional financing, there can be no assurances that we will be able to obtain such funding when it is needed on acceptable terms, or at all. The failure to raise such additional funds on a timely basis and on sufficiently favorable terms would have a material adverse effect on our business, operating results and financial condition. Our liquidity also may be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, limited availability of capital financing and continued operating losses.

Overview

        We commenced operations in 1986, and currently develop, market and support software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks. Before 2003, our principal product line was the Jeode™ platform, based on our Embedded Virtual Machine ("EVM"™) technology. The Jeode platform was our implementation of Sun Microsystems, Inc.'s ("Sun") Java® technology tailored for smart devices. The product became available for sale in March 1999 and had been our principal product line since the third quarter of 1999. The Jeode product line was sold in April 2003.

        During 2001, we began development of a range of products ("Secure System Provisioning" or "SSP" products) for the mobile phone and wireless operator industry. These SSP products build on our position as a Virtual Machine ("VM") supplier for manufacturers of mobile devices and allow wireless operators and phone manufacturers to reduce customer care and software recall costs as well as increase subscriber revenue by deploying new mobile services based on dynamically provisional capabilities. With the sale of our JVM product line in April 2003, our sole product line consists of our SSP product. We shipped our first SSP product in December 2003.

        Our operations outside of the United States are primarily in the United Kingdom, where part of our research and development operations and our European sales activities are located. We sell our SSP platform directly to customers or through our hosted partners such as Metrowerks and Accord Customer Care Solutions. Our revenues from customers outside the United States are derived primarily from Europe and Asia and are generally affected by the same factors as our revenues from customers in the United States. The operating expenses of our operations outside the United States are mostly incurred in Europe and relate to our research and development and European sales activities. Such expenses consist primarily of ongoing fixed costs and consequently do not fluctuate in direct proportion to revenues. Our revenues and expenses outside the United States can fluctuate from period to period based on movements in currency exchange rates. Historically, movements in currency exchange rates have not had a material effect on our revenues.

        We operate with the U.S. dollar as our functional currency, with a majority of revenues and operating expenses denominated in U.S. dollars. Pound sterling exchange rate fluctuations against the dollar can cause U.K. expenses, which are translated into dollars for financial statement reporting purposes, to vary from period-to-period.

The Current Economic Environment

        The economic climate in which we operate has been difficult over the last three years, and information technology ("IT") spending has decreased dramatically. This has had an effect on our ability to generate new license fees, as IT budgets have been reduced or frozen and expenditures like those required to purchase some of our products have been quite limited. We cannot provide any assurance that these pressures on IT spending will ease, or that the general economic climate will improve. Continued competitive pressure and a weak economy could have a continuing pronounced effect on our operating results. We have undertaken a variety of cost reduction measures designed to bring our operating expenses in line with our perceptions of the business climate including workforce reductions.

Significant Financial Events in 2003

        During 2003, we sold the Jeode product line for $3.5 million, established an exclusive master distribution agreement for the Jeode technology in exchange for $3.4 million in minimum guaranteed royalties and completed a securities subscription agreement which generated net proceeds of $1.9 million, and various warrant conversions generated net proceeds of $841,000.

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

        We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we will defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

        For all sales, we use either a signed license agreement or a binding purchase order (primarily for maintenance renewals) as evidence of an arrangement.

        For arrangements with multiple obligations (for example, undelivered maintenance and support), we will allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we will defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair value for the ongoing maintenance and support obligation is based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based upon separate sales by us for these services to other customers.

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

Prepaid royalties

        Our agreements with licensors sometimes require us to make advance royalty payments and pay royalties based on product sales. Prepaid royalties are capitalized and amortized as cost of sales based on the contractual royalty rate based on actual net product sales. We continually evaluate recoverability of prepaid royalties and, if necessary, will charge to cost of sales any amount that we deem unlikely to be recoverable in the future. The prepaid royalties carried on the balance sheet, under the terms of the Distribution Agreement between Sun and Insignia, require us to use these prepaid licenses before June 30, 2004. We have performed an assessment of whether there was an indication that prepaid royalties of $2.2 million are impaired as of December 31, 2003. With the completion of the sale of the JVM product line to esmertec, esmertec entered into a master distributor license agreement with Insignia, whereby esmertec will license product from Insignia which will consume all the prepaids paid to Sun. Prepaid royalties are classified as current assets based on estimated net product sales within the next year.

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

Sale of Java Virtual Machine Assets

        On February 7, 2003, we entered into a $1.0 million loan agreement with esmertec. The loan was made in two installments of $500,000 each on February 13, 2003 and February 26, 2003. The rate of interest on each loan is at prime plus two percent. Accrued interest was due on the last day of each month. The principal and any outstanding accrued interest was due on or before February 3, 2004. At December 31, 2003, the principal amount outstanding on this loan was $1.0 million. The principal was paid on January 15, 2004.

        On March 5, 2003, we entered into several other agreements (the "Agreements") with esmertec including a definitive agreement to sell certain assets relating to our Java Virtual Machine (JVM) product line in exchange for $3.5 million payable in installments. Payments under the agreement would be $800,000 on April 18, 2003, $800,000 on July 23, 2003, $800,000 on October 15, 2003, $800,000 on January 15, 2004 and $300,000 on April 15, 2004. The net assets amounting to approximately ($87,000) primarily included the fixed assets, certain liabilities customer agreements and employees related to the JVM product line. Costs incurred relating to this transaction were approximately $531,000. We have recorded a gain on the sale of the assets of approximately $3,056,000 in other income on the statement of operations. The transaction closed on April 23, 2003. Under the terms of the Agreements, esmertec became the exclusive master distributor of the JVM technology in exchange for $3.4 million in minimum guaranteed royalties through June 30, 2004, at which time, the JVM technology rights will transfer to esmertec. Minimum payments under the license are as follows:

Due Date	Payment
April 30, 2003	$250,000
May 15, 2003	200,000
July 15, 2003	200,000
July 31, 2003	250,000
August 15, 2003	200,000
October 15, 2003	200,000
October 31, 2003	250,000
November 15, 2003	200,000
January 15, 2004	200,000
January 31, 2004	250,000
February 15, 2004	200,000
April 15, 2004	200,000
May 15, 2004	200,000
July 15, 2004	200,000
August 15, 2004	200,000
October 15, 2004	200,000

Total	$3,400,000

        As of December 31, 2003, the minimum payments due under this agreement have been paid in a timely manner.

        In addition, we can earn up to an additional $4.0 million over the three-year period ended April 2006 based on a percentage of esmertec's sales of the JVM product. Additionally, the parties have entered into a cooperative agreement to promote Insignia's SSP software product to esmertec's mobile platform customers. The Agreements provide for esmertec to manage the existing Insignia JVM customer relationships and license the Insignia and esmertec technologies to sell to the then combined customer base and business partners. Under the Agreements, esmertec will assume the entire JVM product line through a final asset purchase in June 2004.

        As part of the sale of our JVM product line, we transferred 42 employees to esmertec, of which 31 were development engineers. In addition, as part of the sale, esmertec entered into an agreement with our U.K. building landlord to assume the lease on one of the two buildings leased by Insignia.

Results of operations

        The following table sets forth statements of operations data for the three years ended December 31, expressed as a percentage of total revenues:

        Comparisons of years ended December 31, 2003, 2002, and 2001.

Revenues

	2003	% Change 2002 to 2003	2002	% Change 2001 to 2002	2001
	($ in thousands)
License revenues	$522	(91%)	$5,714	(31%)	$8,224
Service revenues	188	(88%)	1,542	(25%)	2,049

Total revenues	$710	(90%)	$7,256	(29%)	$10,273

        The Jeode product line was our primary business for 2003, 2002 and 2001. Revenue from the Jeode product line was derived from four main sources: the sale of a development license, the sale of annual maintenance and support contract/services, prepaid royalties and commercial use royalties based on shipments of products that include Jeode technology, and non-recurring engineering activities. Revenues from the sale of development licenses, packaged products and royalties received from OEMs are classified as license revenue, while revenues from non-recurring engineering activities, training, and annual maintenance contracts are classified as service revenue.

        In 2003, 2002 and 2001, Jeode platform revenues accounted for 94%, 100% and 99%, respectively, of total revenues. The Jeode platform became available for sale in 1999. The Jeode platform had been our principal product until it was sold in March 2003, resulting in significant decreased revenues in 2003 and a 90% decrease from 2002. The Jeode platform revenue decreased 29% in 2002 compared to 2001 due to increased competition as well as the general weakening of the economy. In 2003, 2002 and 2001, license revenue from the sale of Jeode accounted for 74%, 79% and 80%, respectively, of total revenues. Service revenue from the Jeode platform accounted for 26%, 21% and 20% of total revenues for 2003, 2002 and 2001, respectively. With the sale of the JVM product line to esmertec, we expect minimal revenue from the JVM license and service revenue. In 2003, the SSP product shipped in December and accounted for 3% of total revenues.

        License revenues decreased 91% in 2003 compared to 2002 due to the sale of the Jeode product line. License revenues decreased 31% in 2002 compared to 2001 due to the decline in the Internet appliance market and the general weakening of the economy.

        Service revenues decreased 88% in 2003 compared to 2002. The decrease was primarily due to the sale of the Jeode product line. Service revenues decreased 25% in 2002 compared to 2001. The decrease was primarily due to decreased Jeode engineering and Jeode support contracts.

        In 2003, 2002 and 2001, total revenues from the Company's SoftWindows product line accounted for 3%, 0% and 1%, respectively, of total Insignia revenues primarily due to reduced demand for SoftWindows and management's decision to discontinue the product line in 1999. No future revenues are expected from SoftWindows.

        Sales to distributors and OEM's representing more than 10% of total revenue in each period accounted for the following percentages of total revenue:

	2003	2002	2001
Distributors:
Phoenix Technologies Ltd.	*	58%	49%
All Distributors	47%	70%	73%
OEM's:
Hewlett Packard Company	26%	*	*
All OEMs	49%	29%	27%

*
Less than 10%

        Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 42%, 7% and 14% of total revenues in 2003, 2002 and 2001, respectively. We currently market SSP to customers in the United States, Europe and Japan.

        Movements in currency exchange rates did not have a material impact on total revenues in 2003, 2002 or 2001. Economic conditions in Europe and Japan, as well as fluctuations in the value of the Euro and Japanese yen against the U.S. dollar and British pound sterling, could impair our revenue and results of operations. International operations are subject to a number of other special risks. These risks include foreign government regulation, reduced protection of intellectual property rights in some countries where we do business, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and staffing and managing foreign operations, general geopolitical risks, such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships, and possible recessionary environments in economies outside the United States.

Cost of revenues and gross margin

	2003	% Change 2002 to 2003	2002	% Change 2001 to 2002	2001
	($ in thousands)
Cost of license revenues	$288	(85%)	$1,943	(48%)	$3,768
Gross margin: license revenues	45%		66%		54%
Cost of service revenues	$52	(92%)	$641	(26%)	$507
Gross margin: service revenues	72%		58%		75%
Total cost of revenues	$340	(87%)	$2,584	(40%)	$4,275
Gross margin: total revenues	52%		64%		58%

        Cost of license revenue is mainly comprised of royalties to third parties. Cost of service revenue includes costs associated with non-recurring engineering activities and end-user support under maintenance contracts.

        We believe that the significant factors affecting the Jeode platform gross margin include pricing of the technology license, pricing of the unit usage and royalties to third parties such as Sun Microsystems, Inc. ("Sun"). In early 1999, we signed a five-year agreement with Sun under which Sun established us as an authorized Virtual Machine provider. Under this agreement we are required to pay Sun a per unit royalty on each Jeode platform-enabled smart device shipped by our customers, plus a royalty on all development licenses put in place between our customers and us. In the third quarter of 2001, we amended our license agreement with Sun. The amendment expanded the scope of the licensed technology, changed the royalty rate, limited the royalty obligations to only per units licensed, established required prepaid royalties and extended the expiration date of the contract from March 2004 to June 2004. License revenue gross margins in 2003 were 45% compared to 66% in 2002. The decrease was due to lower margins on 2003 revenue. License revenue gross margins in 2002 were 66% compared to 54% in 2001. The increase was due to 2001 revenue including a large transaction with lower gross margin and 2002 including greater license revenue with reduced cost of sales.

        Gross margin for service revenue is impacted by the level of and pricing terms of non-recurring engineering activities, which can vary from customer to customer, from contract to contract and based on the level of maintenance contracts sold. Service revenue gross margins in 2003 were 72% compared to 58% in 2002. The increase was primarily a result of the transfer of customers with the sale of the Jeode product line. Gross margin for service revenue in 2002 was 58% compared to 75% in 2001. The decrease was due to fewer maintenance contracts and relatively fixed costs of service and personnel resources.

Operating expenses

	2003	% Change 2002 to 2003	2002	% Change 2001 to 2002	2001
	($ in thousands)
Sales and marketing	$1,757	(68%)	$5,558	(21%)	$7,058
Percentage of total revenues	247%		77%		69%
Research and development	$3,373	(40%)	$5,640	(9%)	$6,220
Percentage of total revenues	475%		78%		61%
General and administrative	$2,676	(20%)	$3,356	(19%)	$4,155
Percentage of total revenues	377%		46%		40%
Restructuring	$498	68%	$296	1%	$292
Percentage of total revenues	70%		4%		3%

        Sales and marketing expenses consist primarily of personnel and related overhead costs, salesperson commissions, advertising and promotional expenses and trade shows. Sales and marketing expenses decreased by 68% in 2003 compared to 2002 primarily due to decreased personnel costs, decreased recruiting costs and decreased employee travel. Costs for sales and marketing personnel decreased by $2.6 million due to a decrease in headcount in 2003. The decreased headcount resulted in a decrease in sales and marketing travel of $546,000 and a $186,000 decrease in facility and telephone costs as well as a $50,000 decrease in recruiting costs. Allocated overhead costs also decreased by $374,000 due to the resulting headcount decrease. In addition, marketing programs and public relations costs decreased by $454,000 as a result of other cost cutting measures. These costs decreases were offset by a $216,000 increase in costs for the French sales office and a $75,000 increase in costs to an outside sales firm targeting the Asian markets. Both the increase in the French office and costs for the outside sales firm are a result of increased sales efforts for the SSP product. Sales and marketing expenses decreased by 21% in 2002 from 2001. This decrease was primarily due to decreased personnel costs, decreased recruiting costs and decreased employee travel. Personnel costs decreased due to a 30% decrease in headcount throughout most of the year. Decreased headcount resulted in a 13% decrease in related travel expenditures and a 71% decrease in recruiting fees over the prior year. Legal fees relating to patent and trademarks decreased approximately 53% over the prior year. We anticipate a moderate increase in sales and marketing expenses in the next year as we continue to control expenses in our marketing and sales organization.

        Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy, software support and maintenance and equipment depreciation. Research and development expenses in 2003 decreased 40% from 2002. A decrease of $2.2 million was due to a reduction in personnel related costs resulting from the transferring of employees with the sale of the Jeode product line and a $236,000 decrease from not renewing our Java support and maintenance contract. Recruiting costs and professional consulting costs decreased by $57,000 and $90,000, respectively. In addition, overhead costs for management information systems and facilities decreased by $449,000. These decreases were offset by $590,000 less costs being allocated from the engineering department to costs of sales due to decreased engineering consulting services and technical support services performed in 2003. Research and development expenses in 2002 decreased 9% from 2001. Approximately $934,000 of the decrease was due to reductions in personnel-related expenses. There was a slight increase of $28,000 relating to an increased reliance on outside consultants. In addition there was an increase of $161,000 for support and maintenance expenditures relating to a software vendor. Research and development expenses are expected to increase moderately in the next year. In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 2003, 2002 and 2001, no development expenditures were capitalized, as there were no amounts that qualified for capitalization.

        General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems, human resources and general management. General and administrative expenses decreased by 20% in 2003 from 2002. The decrease was a result of a $665,000 decrease in compensation expenses due to headcount reductions and a $478,000 decrease in facility costs. Dilapidation costs decreased in 2003 by $292,000 due to costs incurred to restore United Kingdom facilities to their original condition in 2002. Travel costs decreased by $105,000 due to decreased headcount and cost-cutting measures, and insurance costs decreased by $121,000. These decreases were offset by $837,000, which was a result of fewer overhead costs being allocated out to other departments in 2003. General and administrative expenses decreased by 19% in 2002 from 2001 primarily as a result of decreased personnel costs, facility costs and bad debt expense. General and administrative expenses are expected to increase moderately in the next year.

Restructuring

        In the third quarter of 2002, we completed a worldwide reduction of headcount of approximately 11% of our staff. Restructuring expenses consist of severance payments made during the third and fourth quarters of 2002. In October 2001, we reduced headcount by 25 employees. Restructuring expenses which represented 4% and 3% of total revenues in 2002 and 2001, respectively, consisted of costs related to terminated employees, including severance payments as well as national insurance costs where legally required.

        On February 11, 2003, we announced a restructuring of the organization to focus on the SSP technology. The restructuring charges for the 2003 quarters ended March 31, June 30, September 30 and December 30, were $326,000, $173,000, ($19,000) and $18,000, respectively, for employee termination benefits. Restructuring charges paid in the first through fourth 2003 quarters were $117,000, $167,000, $109,000 and $115,000, respectively. Restructuring expenses represented 70% of total revenues for the year ended December 31, 2003.

Interest income (expense), net

	2003	% Change 2002 to 2003	2002	% Change 2001 to 2002	2001
	($ in thousands)
Interest income (expense), net	$(40)	(153)%	$75	(84)%	$455
Percentage of total revenues	(6)%		1%		4%

        Net interest income decreased from income of $75,000 in 2002 to expense of $40,000 in 2003. The change from interest income to interest expense was primarily due to a combination of lower interest rates on lower cash and cash equivalent balances and interest expense on a loan received in February 2003. Net interest income decreased from income of $455,000 in 2001 to income of $75,000 in 2002. This decrease was primarily due to a combination of lower interest rates and lower cash and cash equivalent balances. Our cash, cash equivalents and amounts held in escrow decreased from $8.9 million at December 31, 2001 to $1.0 million at December 31, 2002 and increased to $2.2 million at December 31, 2003. Net interest income is expected to increase in 2004.

Other income (expense), net

	2003	% Change 2002 to 2003	2002	% Change 2001 to 2002	2001
	($ in thousands)
Other income (expense), net	$3,141	829%	$(431)	(485)%	$112
Percentage of total revenues	442%		6%		1%

        Net other income increased from a loss of $431,000 in 2002 to income of $3.1 million in 2003. The increase was primarily due to the gain of $3.1 million recognized on the sale of the Jeode product line and $50,000 received from a former product deposit. The balance of $35,000 was due to realized foreign exchange gains. Net other income decreased from income of $112,000 in 2001 to expense of $431,000 in 2002. The decrease was due mainly to an expense of $544,000 relating to the Black-Scholes valuation of a warrant for the purchase of 2 million shares issued to Fusion Capital (See Note 9 to the Consolidated Financial Statements). Income of $113,000 was due to a combination of foreign exchange gains and losses. Net other income is expected to decrease in 2004 and will primarily comprise of exchange gains and losses.

        Approximately 98% of our total revenues and over 48% of our operating expenses are denominated in U. S. dollars. Most of our remaining revenues and expenses are British pound sterling denominated and, consequently, we are exposed to fluctuations in British pound sterling exchange rates. There can be no assurance that such fluctuations will not have a material effect on our results of operations in the future. We did not enter into any currency option hedge contracts in 2001, 2002 or 2003.

        We have, at times, an investment portfolio of fixed income securities that are classified as "available-for-sale-securities". These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities.

Benefit from income taxes

	2003	% Change 2001 to 2002	2002	% Change 2001 to 2002	2001
	($ in thousands)
Benefit from income taxes	$(510)	(76)%	$(2,114)	1291%	$(152)
Effective income tax rate	(11)%		(20)%		(1)%

        Our benefit from income taxes for 2003 and 2002 primarily represented refunds received from the United Kingdom for research and development claims. The benefit from income taxes for 2001 primarily represented the release of a provision for prior year taxes that was no longer required following an agreement in principle with the United Kingdom tax authorities, which was offset by Japanese income tax withholding.

        A more complete analysis of the differences between the federal statutory rate and the effective income tax rate is presented in Note 4 to the Consolidated Financial Statements. At December 31, 2003, we have recorded a full valuation allowance against all deferred tax assets, primarily comprised of net operating losses, on the basis that significant uncertainty exists with respect to their realization.

        Effective 2002 and retroactive to 2000, research and development expenditures incurred in the United Kingdom qualified for a tax credit. The tax credit does not offset tax liability but rather is a refund. The estimated refund for 2003 was $391,000. The estimated refund for 2002 recorded as a receivable on the December 31, 2002 balance sheet was $702,000. The actual refund was received in

June 2003 and totaled $873,000. The additional refund received in 2003 for 2002 has been recorded as an income tax benefit in 2003. The actual refund for 2001 was $913,000. A provision of $31,000 was recorded in 2002, which comprised of $16,500 for Japanese tax withholding for payments made to the U.S. subsidiary, $7,000 for local Japanese tax, $3,500 for franchise state tax and $4,000 for French local tax.

Liquidity and capital resources

	2003	2002	2001
	($ in thousands)
Cash, cash equivalents restricted cash at Dec. 31	$2,232	$976	$8,893
Working capital at Dec. 31	$2,254	$1,964	$10,633
Net cash used in operating activities	$(4,235)	$(8,446)	$(13,443)

        We have transitioned our product focus from the Jeode product line to our SSP product line. This change in product focus has resulted in a redirection of available resources from our historical revenue base towards the development and marketing efforts associated with the SSP product. Cash used in operating activities totaled $4.2 million during 2003, compared to $8.4 million during 2002, and $13.4 million in 2001. The cash used in operations in 2003 resulted primarily from a net loss of $4.3 million, the gain on the sale of the Jeode product line of $3.1 million and a decrease of accounts payable of $187,000. Partially offsetting these were an increase in deferred revenue of $1,085,000, a decrease of accounts receivable of $931,000, a decrease of other noncurrent assets of $319,000, a decrease of tax receivable of $311,000, a decrease of prepaid expenses of $163,000, a decrease of prepaid royalties of $196,000 and an increase of accrued liabilities of $160,000. In fiscal 2002, cash used in operations resulted primarily from a net loss of $8.4 million, an increase of tax receivable of $702,000, an increase of prepaid royalties of $1.2 million and a reduction of deferred revenue of $3.5 million.

        Cash provided by investing activities in 2003 was $2.0 million, which consisted primarily of $1.9 million of net proceeds from the sale of the product line and $230,000 being released from restricted cash. Cash used in investing activities in 2003 was $89,000 of property and equipment purchases. Cash used in investing activities in 2002 was $125,000, which consisted primarily of purchases of property and equipment. Cash provided by investing activities in 2001 was $5.0 million, which consisted primarily of $5.1 million being released from an escrow with Citrix for the sale of the NTRIGUE product line and $120,000 being released from restricted cash, partially offset by purchases of property and equipment of $171,000.

        Cash provided by financing activities in 2003 was $3.7 million, which consisted primarily of proceeds from the issuance of shares of $1.9 million, proceeds from the exercise of warrants of $841,000 and proceeds from a note payable of $1,000.000. Cash provided by financing activities in 2002 was $654,000, which consisted primarily of proceeds from exercise of warrants of $480,000 and from the issuance of common stock under employee benefit plans of $175,000. Cash provided by financing activities in 2001 was $5.1 million, which consisted primarily of proceeds from a private placement of $4.2 million, proceeds from exercise of warrants of $682,000 and issuance of common stock under employee benefit plans of $245,000.

        Our cash, cash equivalents and restricted cash totaled $2.2 million at December 31, 2003, compared to $1.0 million at December 31, 2002. Working capital increased to $2.3 million at December 31, 2003, from $2.0 million at December 31, 2002. The principal source of working capital came from the sale of the Jeode product line, proceeds from equity transactions and warrant exercises. During the year ended December 31, 2003, our net accounts receivable decreased $881,000 from $931,000 at December 31, 2002 to $50,000 at December 31, 2003 due to reduced revenue. Capital additions totaled $89,000, $127,000 and $171,000 during the years ended December 31, 2003, 2002 and 2001, respectively. We have no material commitments for capital expenditures or strategic investment. We expect that the decrease in accounts receivable, decreased revenues in the quarter ended December 31, 2003 and other factors will substantially decrease our future cash flows for the next several quarters.

        As of December 31, 2003, we had the following contractual cash obligations (including operating lease obligations that were restructured pursuant to the sale of the Jeode product line) (in thousands):

	Operating leases	Debt(1)	Total
Year ending December 31,
2004	$296	$1,000	$1,296
2005	282	—	282
2006	193	—	193
2007	165	—	165
2008	165	—	165
Thereafter	762	—	762

	$1,863	$1,000	$2,863

(1)
Excludes interest

        As of December 31, 2003, one customer accounted for 100% of the gross accounts receivable balance.

        In June 2001, Insignia and Sun Microsystems, Inc. ("Sun") entered into an addendum (the "Addendum") to the Distribution Agreement relating to distribution of products to an Insignia customer. In September 2001, the two companies entered into Amendment No. 3 (the "Amendment") to the Technology License and Distribution Agreement (the "Distribution Agreement"). The Amendment and the Addendum each required us to make non-refundable royalty prepayments to Sun. A total of $7.0 million prepaid royalties were paid to Sun under Distribution Agreements through the second quarter of 2002. There are no additional required royalty prepayments due to Sun under these Distribution Agreements. The prepaid royalties carried on the balance sheet, under the terms of the agreement between Sun and Insignia, require us to use these prepaid licenses before June 30, 2004. With the sale of the JVM product line to esmertec, esmertec has entered into a master distributor license agreement with Insignia, whereby esmertec will license product from Insignia which will consume all the prepaids to Sun.

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

        We have granted extended payment terms from time to time depending on various factors, including the length of the extended payment period and the creditworthiness of the customer. We report these future payments as accounts receivable and either recognized revenue or deferred revenue. Deferred revenue increased by $926,000 for the year ended December 31, 2003. The increase was primarily due to $1.0 million received from the master distribution agreement relating to the Sun royalties and $750,000 from the guaranteed revenue share. Offsetting these increases were deductions for reported usage.

        Insignia, as permitted under Delaware law and in accordance with our Bylaws, indemnifies our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of potential future indemnification is unlimited; however, we do have a Director and Officer Insurance Policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the fair value of these indemnification agreements is minimal.

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

        On October 17, 2002, we entered into a securities subscription agreement ("Agreement") with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital agreed to purchase, on each trading day following the effectiveness of a registration statement covering the American Depository Shares ("ADSs") to be purchased by Fusion Capital, $10,000 of our ADSs up to an aggregate of $6.0 million over a period of 30 months. The purchase price of the ADSs will be equal to a price based upon the future market price of the shares without any fixed discount to the market price. In order to be in compliance with Nasdaq rules, we could not sell our ordinary shares to Fusion Capital at a price below $0.38, which represents the greater of the book value per share of our ordinary shares as of September 30, 2002 or the closing sale price per share of our ADSs on October 16, 2002. If we elect to sell our shares to Fusion Capital at a price per share below $0.38, we first would be required to obtain shareholder approval in order to be in compliance with applicable Nasdaq rules. Under the laws of England and Wales, we are not permitted to sell our ADSs at a purchase price that is less than the nominal value of our ordinary shares. Currently, the nominal value per ordinary share is £0.20. During the quarter ended December 31, 2003, we issued and sold to Fusion 1,766,667 ADSs resulting in net proceeds of $1.2 million. However, due to beneficial ownership restrictions, 1,000,000 shares were issued and the balance was held as common stock subscription until January 2004. For the twelve months ended December 31, 2003, we issued and sold to Fusion 3,380,132 ADSs resulting in net proceeds of $1.9 million.

        Under the terms of the Agreement, we issued to Fusion Capital one redeemable warrant for ADSs representing 1,000,000 ordinary shares, and one non-redeemable warrant for ADSs representing 1,000,000 ordinary shares. The redeemable warrant was redeemable by Insignia at any time on or before June 30, 2003 for an aggregate redemption price of $200,000. Insignia did not redeem the warrant, and the redemption period has lapsed. The exercise price per ordinary share of each warrant is the U.S. dollar equivalent of 20.5 pence. Each warrant expires on September 30, 2007 and is partially exercisable. As of December 31, 2002, the estimated value of the warrants, using the Black-Scholes model, was $544,000. Unless an event of default occurs under the Agreement, the shares issuable upon exercise of these warrants must be held by Fusion Capital until the earlier of (i) 30 months from the date of the Agreement or (ii) the date the Agreement is terminated. Fusion exercised both the redeemable and non-redeemable warrants in the quarter ended September 30, 2003. We issued 2,000,000 ADSs for a total of $668,000, net of issuance costs. The Agreement and the forms of the

Registration Rights Agreement, the Redeemable Warrant and the Non-Redeemable Warrant between Insignia and Fusion Capital are filed as Exhibits to the 8-K dated October 22, 2002.

        Based upon our current forecasts and estimates, our current cash and cash equivalents together with cash generated from on-going operations and other liquid sources of cash (including the securities subscription and cash generated from the sale of the Jeode product line to esmertec), we believe that Insignia will have sufficient funds to meet its operating and capital requirements through the end of the fiscal year. If cash currently available from all sources is insufficient to satisfy our liquidity requirements, we may seek additional sources of financing including selling additional equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain additional financing as and when needed and on acceptable terms, we may be required to reduce the scope of our planned sales, marketing and product development efforts, which could jeopardize our business.

Private placements and warrants

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

        The investors that participated in this private placement received warrants to purchase one ADS for every two ADSs they purchased. The exercise price of the warrants was set at an exercise price per ADS equal to the lower of $6.00 and the average quoted closing sale price of our ADSs for the ten trading days ending on the day preceding the day we are informed of the investor's intent to exercise, less a 10% discount. These warrants expire on February 12, 2004. All of these warrants were exercised in January 2004.

        On October 17, 2002, we entered into a securities subscription agreement with Fusion Capital, which is described above and in "Risk Factors—We may need additional financing to sustain our operations."

        On February 12, 2001 we entered into agreements whereby we issued 940,000 ordinary shares in ADS form at a price of $5.00 to a total of 4 investors, including Wind River Systems, Inc., and a member of our board of directors. We also issued warrants to purchase 470,000 ADSs to the investors, at an exercise price of the lower of the average quoted closing sale price of our ADS's for the ten trading days ending on the day preceding the date of the warrant holder's intent to exercise less a 10% discount, and $6.00. The warrants are exercisable and expire on February 12, 2004. All of these warrants were exercised in January 2004. We received $4.7 million less offering expenses totaling $0.5 million. We also issued warrants to purchase 25,000 ADSs to the placement agent exercisable at a price of $5.00. These warrants are exercisable and expire on February 12, 2006. The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act.

        In April 2001, three investors exercised their warrants for 282,500 ADSs. We received $682,283, net of $19,117 for legal fees for the warrant exercises. In March 2002, three investors exercised their warrants for 400,000 ADSs. We received $480,400, net of $15,400 for legal fees for the warrant exercises.

        In August 2003, warrants issued in the 1999 private placement were modified to reduce their exercise price to $0.40 per share. The modification was accounted for in accordance with SFAS 123 and resulted in a charge of approximately $88,000 to earnings and an increase in the value of the mandatorily redeemable warrants. In September 2003 and November 2003, warrants to purchase 334,177 and 112,500 ordinary shares were exercised for net proceeds of approximately $128,000 and 92,000, respectively. In connection with the exercise of the warrants, $640,000 was reclassified from mandatorily redeemable warrants to additional paid-in capital. Fusion exercised warrants to purchase 2,000,000 ordinary shares in September 2003 resulting in net proceeds of approximately $668,000. At December 31, 2003, warrants to purchase 739,657 ordinary shares are outstanding and exercisable, of which 470,000 were exercised in January 2004.

        In September 2003, 1,613,465 ordinary shares in ADS form were purchased under the Fusion Capital securities subscription agreement resulting in proceeds of $827,000 less offering expenses of $89,000. In November 2003, Fusion Capital purchased 1,766,667 ordinary shares in ADS form. We received $1.3 million less offering expenses totaling $114,000. In accordance with the subscription agreement, Fusion Capital may not beneficially own more than 9.9% of the total ordinary shares. As a result, Fusion Capital requested that we only issue 1,000,000 shares and issue the balance at a later date. This resulted in $575,000 recorded as stock subscription in the equity section of the balance sheet as of December 31, 2003. The balance of shares were issued in January 2004.

        In November 2003, we issued a warrant to purchase up to 500,000 ADSs to a strategic partner. The warrant becomes exercisable upon achievement of certain milestones and terminates on the third anniversary of the final milestone. The exercise price is $1.03 per share with respect to the first milestone, and the average of $1.03 and the then-current market price with respect to the other milestones. At December 31, 2003, none of the warrants had vested. The warrant will be valued as it vests and future charges will be recorded based on the amount of the warrant that vests using the Black-Scholes pricing model.

        On January 5, 2004, we issued 2,262,500 ordinary shares in ADS form at a price of $0.80 to a total of 10 investors. We also issued warrants to purchase 565,625 ADSs to the investors at an exercise price of $1.04. The warrants are exercisable immediately and expire January 5, 2009. We received $1.81 million less offering expenses totaling $224,000 in this transaction. We also issued warrants to purchase 108,562 ADSs to the placement agent exercisable at a price of $1.09 per share. These warrants are exercisable immediately and expire January 5, 2009.

Dilution adjustments

        In December 1999, we issued 1,063,515 ordinary shares in ADS form at a price of $4.23 per share through a private placement. We received $4.5 million less offering expenses totaling $0.4 million. Along with ADSs, we also issued to the investors warrants that entitle them to purchase a total of 319,054 ADSs at an exercise price of $5.29 per ADS. The warrants outstanding at December 31, 2003 totaled 19,657.

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

        In a private placement that closed on November 24, 2000, certain investors purchased from us a total of 3,600,000 units at a price of $5.00 per unit. Each unit comprises one ADS and one half of one warrant to purchase one ADS. The exercise price of the warrants was set at an exercise price per ADS equal to the lower of $6.00 and the average quoted closing sale price of our ADSs for the ten trading days ending on the day preceding the day we are informed of the investor's intent to exercise, less a 10% discount. However, the warrants contain anti-dilution provisions which decrease this exercise price and increase the number of ADSs purchasable if we sell or are deemed to sell any shares at below market price during the term of the warrants, which ends on November 24, 2003. The issuance of warrants to Fusion on October 17, 2002 triggered the anti-dilution provisions of this November 2000 issuance. These warrants expired on November 24, 2003 and 1,005,000 warrants lapsed.

        On February 12, 2001, we entered into agreements whereby we issued 940,000 ordinary shares in ADS form at a price per share of $5.00 per unit to a total of 4 investors, including a member of our board of directors. We also issued warrants to purchase 470,000 ADSs to the investors at an exercise price of the lower of the average quoted closing sale price of our ADS's for the ten trading days ending on the day proceeding the date of the warrant holder's intent to exercise less a 10% discount, and $6.00. The warrants contain anti-dilution provisions which decrease this exercise price and increase the number of ADSs which may be issued, if we sell or are deemed to sell any shares at below market price during the term of the warrants. The issuance of warrants to Fusion was a sale which triggered the anti-dilution provisions in the warrants. All these warrants were exercised in January 2004.

        As part of their 1999 warrant agreements, the investors may be entitled to cash payments upon the occurrence of certain Major Transactions, as defined in the warrant agreements, including change of control provisions. Cash payments are determined in a methodology described in the agreement. Such methodology is impacted by market price. A major transaction is defined as a merger, reorganization or sale of all or substantially all assets of Insignia in which the stockholders of Insignia immediately prior to the transaction possess less than 50% of the voting power of the surviving entity (or its parent) immediately after the transaction.

        In 1999, a private placement transaction resulted in an allocation of $1.4 million to mandatorily redeemable warrants, of which $590,000 was allocated to warrants issued, and $850,000 was allocated to the additional warrants issuable under certain circumstances. During the quarter ended June 30, 2003, $850,000, which represented the relative fair value of the warrants issuable in connection with our 1999 private placement, was reclassified from mandatorily redeemable warrants to additional paid-in capital. The reclassification was a result of the expiration of our obligation to issue these warrants.

        In September 2003, warrants to purchase 334,177 ordinary shares were exercised for net proceeds of approximately $128,000. In connection with the exercise of the warrants, $640,000 was reclassified from mandatorily redeemable warrants to additional paid-in capital.

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

New accounting pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We adopted FIN 46 effective February 1, 2003. The adoption of FIN 46 did not have a material impact on our financial position, results of operation or cash flows.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of these instruments were previously classified as equity. Although some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements", the remainder is consistent with FASB's intention to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our financial position, results of operations or cash flows.

Risk Factors

        In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

We may need additional financing to sustain our operations.

        We had working capital of $2.3 million at December 31, 2003, and our cash, cash equivalents, and restricted cash totaled $2.2 million at December 31, 2003. We had an operating cash flow deficit of $4.2 million for the twelve months ended December 31, 2003 and an operating cash flow deficit of $8.4 million for the year ended December 31, 2002. The sale of our JVM product line to esmertec is expected to provide cash of $2.75 million in 2004. Based upon our current forecasts and estimates, our current cash and cash equivalents together with cash generated from on-going operations and other liquid sources of cash (including the securities subscription and cash generated from the sale of the Jeode product line to esmertec), we believe that Insignia will have sufficient funds to meet its operating and capital requirements through the end of the fiscal year. If cash currently available from all sources is insufficient to satisfy our liquidity requirements, we may seek additional sources of financing including selling additional equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain additional financing as and when needed and on acceptable terms, we may be required to reduce the scope of our planned sales, marketing and product development efforts, which could jeopardize our business.

        We only have the right to receive $10,000 per trading day, up to an aggregate of $6 million over a period of 30 months under the agreement with Fusion Capital unless our stock price equals or exceeds $1.00, in which case the daily amount may be increased, at the option of Insignia, as the price of our shares increases. Fusion Capital will not have the right nor be obligated to subscribe for any of our shares on any trading days that the market price of our shares is less than $0.15 per share. Since we initially registered 10,000,000 shares for sale by Fusion Capital (in addition to 2,000,000 shares issued on exercise of warrants held by Insignia), the selling price of our shares to Fusion Capital will have to average at least $0.60 per share for us to receive the maximum proceeds of $6 million without registering additional shares. As of December 31, 2003, new ordinary shares of 3,380,132 were purchased under the Fusion Capital securities subscription agreement for a total of $1.9 million, net of issuance costs. In addition, Fusion Capital exercised 2,000,000 warrants for $668,000, net of issuance costs.

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

        Based upon our current forecasts and estimates, our current cash and cash equivalents together with cash generated from on-going operations and other liquid sources of cash (including the securities subscription and cash generated from the sale of the Jeode product line to esmertec), we believe that Insignia will have sufficient funds to meet its operating and capital requirements through the end of the fiscal year. If cash currently available from all sources is insufficient to satisfy our liquidity requirements, we may seek additional sources of financing including selling additional equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain additional financing as and when needed and on acceptable terms, we may be required to reduce the scope of our planned sales, marketing and product development efforts, which could jeopardize our business.

If our stock price does not exceed $1.00 per share, we could be delisted from Nasdaq.

        During the twelve months ended December 31, 2003, the closing price of our shares ranged from a high of $1.30 to a low of $0.20. In 2003, we transferred the listing of our shares from the Nasdaq National Market to the Nasdaq SmallCap Market. Under the rules of the Nasdaq Stock Market, our stock price must remain above $1.00 per share for continued quotation of our shares on the Nasdaq SmallCap Market. In order to maintain our listing on the Nasdaq SmallCap Market, we are required to have total shareholders' equity of at least $2.5 million. As of December 31, 2003, our shareholders' equity was $2.6 million. To the extent our shareholders' equity declines, or the closing bid price of our shares falls below $1.00 for the requisite period, our shares could be delisted from the Nasdaq SmallCap Market, which could adversely affect our ability to raise additional funds.

The sale of our shares to Fusion Capital may cause dilution, and the sale of the shares by Fusion Capital could cause the price of our shares to decline.

        The subscription price for the shares to be issued to Fusion Capital pursuant to the securities subscription agreement with Fusion Capital will fluctuate based on the price of our shares. All shares sold to Fusion Capital under the securities subscription agreement will be freely tradable. Fusion Capital may sell none, some or all of the shares purchased from us at any time. We expect that the shares to be sold to Fusion Capital will be sold over a period of up to 30 months from the effective date of the registration statement filed in connection with the transaction.

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

        Our future performance depends upon sales of products within our SSP product line. Revenues related to the Jeode product line, which was sold to esmertec in April 2003, accounted for 94% of our total revenue for the twelve months ended December 31, 2003. As a result, the SSP product line is our only product line and we expect to rely upon sales of the SSP product for our revenue in the future. We only began shipping the SSP product in December 2003 and have achieved only minimal sales to date. We have reduced our current expense levels, which will require total revenues of more than

$1.5 million per quarter to achieve an operating profit. SSP may not achieve or sustain market acceptance or provide the desired revenue levels.

The long and complex process of licensing our SSP product makes our revenue unpredictable.

        Our revenue is dependent upon our ability to license the SSP product to third parties. Licensing our SSP product is expected to be a long and complex process, which could take longer than the typical six to nine months for our Jeode product. Before committing to license our products, potential customers must generally consider a wide range of issues including product benefits, infrastructure requirements, ability to work with existing systems, functionality and reliability. The process of entering into a development license with a company typically involves lengthy negotiations. Because of the sales cycle, it is difficult for us to predict when, or if, a particular prospect might sign a license agreement. Development license fees may be delayed or reduced because of this process. We only began shipping the SSP product in December 2003 and have achieved only minimal sales to date. We have limited history with sales initiatives for new products.

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

        We have experienced operating losses in each quarter since the second quarter of 1996. To achieve profitability, we will have to increase our revenue significantly. Our ability to increase revenues depends upon the success of our SSP product line. We only began shipping the SSP product in December 2003 and have achieved only minimal sales to date. If we are unable to create revenues from Jeode in the form of development license fees, maintenance and support fees, commercial use royalties and non-recurring engineering services, our current revenues will be insufficient to sustain our business.

        For the fiscal year 2002 and 2003 we spent 77% and 247%, respectively, of our total revenues on sales and marketing. We expect to continue to incur disproportionately high sales and marketing expenses in the future. To market SSP effectively, we must develop market client and server channel markets. We will continue to incur the expenses for a sales and marketing infrastructure before we recognize significant revenue from sales of the product. Because customers in the mobile device market tend to remain with the same vendor over time, we believe that we must devote significant resources to each potential sale. If potential customers do not design our products into their systems, the resources we have devoted to the sales prospect would be lost. If we fail to achieve and sustain significant increases in our quarterly sales, we may not be able to continue to increase our investment in these areas. With increased expenses, we must significantly increase our revenues if we are to become profitable.

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

        In addition, we also face significant risks associated with the development and future deployment of our SSP products and the successful execution of the related business strategy. With the sale of the Jeode product line to esmertec, the SSP product is our sole product line. During 2001, we began development of a range of SSP products for the mobile handset and wireless carrier industry. These SSP products build on our position as a Virtual Machine ("VM") supplier for manufacturers of mobile devices and allow wireless carriers to build valuable Over-the-Air Repair and dynamic capability services. We only began shipping the SSP product in December 2003 and have achieved only minimal sales to date. We have limited history with sales initiatives for new products. Additionally, the sales cycle for the SSP products is expected to take longer than the typical six to nine months cycle of the Jeode product.

Our targeted market is highly competitive.

        Our SSP product line is targeted for the mobile operator and mobile device market. The market for these products is fragmented and highly competitive. This market is also rapidly changing and there are many companies creating products that compete or will compete with ours. As the industry develops, we expect competition to increase in the future. This competition may come from existing competitors or other companies that we do not yet know about. Our main competitors include Bitfone, DoOnGo and Openwave.

        If these competitors develop products that are cheaper or provide better performance or functionality than our SSP product line, our market share will drop. Many of our current competitors and potential competitors have greater resources than we do, and we might not be able to compete successfully against these companies. Competition could force us to reduce the prices of our products, which would result in reduced profit margins and could harm our ability to provide adequate service to our customers. Our pricing model for our software products is based on a derivative usage model with integration and support and maintenance fees, and may be subject to significant pricing pressures, including buy-out arrangements. Also, the market may demand alternative pricing models in the future. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also harm our competitive position.

Fluctuations in our quarterly results could cause the market price of our shares to decline.

        Our quarterly operating results can vary significantly depending on a number of factors. These factors include:

  •
  our ability to close licenses of our SSP products to third parties on a timely basis;

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

        Sales from outside of the United States accounted for approximately 7% and 42% of our total revenue in fiscal year 2002 and 2003, respectively, and are expected to increase over time. We expect to market SSP in Europe. Economic conditions in Europe generally and fluctuations in the value of the euro against the U.S. dollar and British pound sterling could impair our revenues and results of operations. International operations are subject to a number of other risks. These risks include:

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

        Our software products, like all software products, may have undetected errors or compatibility problems. This is particularly true when a product is first introduced or a new version is released. Despite our testing, our products might be shipped with errors. If this were to happen, our products could be rejected by customers, or there might be costly delays in correcting the problems. Our products are increasingly used in systems that interact directly with the general public, such as in transportation and medical systems. In systems such as these, the failure of our product could cause substantial property damage or personal injury, which would expose us to product liability claims. Our products are used for applications in business systems where the failure of our product could be linked to substantial economic loss. Our agreements with our customers typically contain provisions designed to limit our exposure to potential product liability and other claims. It is likely, however, that these provisions are not effective in all circumstances and in all jurisdictions. We may not have adequate insurance against product liability risks and renewal of our insurance may not be available to us on commercially reasonable terms. Further, our errors and omissions insurance may not be adequate to cover claims.

        A product liability claim or claim for economic loss brought against us could lead to unexpected large expenses and lost sales. Also, if we ever had to recall our product due to errors or other problems, it would cost us a great deal of time, effort and expense. Our operations depend on our ability to protect our computer equipment and the information stored in our databases against damage by fire, natural disaster, power loss, telecommunications failure, unauthorized intrusion and other catastrophic events. The measures we have taken to reduce the risk of interruption in our operations might not be sufficient. As of the date of this report, we have not experienced any major interruptions in our operations because of a catastrophic event.

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

Our products may infringe the intellectual property rights of third parties, and third parties may infringe our proprietary rights, either of which may result in lawsuits, distraction of management and the impairment of our business.

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

        The prices for our ADSs have fluctuated widely in the past. During the 12 months ended February 25, 2004, the closing price per share of Insignia ranged from a high of $3.34 to a low of $0.20. Under the rules of The Nasdaq Stock Market, our stock price must remain above $1.00 per share for continued quotation of our shares on the Nasdaq SmallCap Market. Stock price volatility has had a substantial effect on the market prices of securities issued by us and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against high technology companies. We may in the future be the target of similar litigation. Regardless of the outcome, securities litigation may result in substantial costs and divert management attention and resources.

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

Insignia has undergone a class action lawsuit and an SEC investigation in the past eight years.

        On April 3, 1996, a class-action lawsuit was filed against us alleging that we misrepresented our business, the strength of our sales force and our financial health. The suit stemmed from our failure to achieve the consensus earnings estimates of research analysts in the first quarter following our initial public offering in November 1995. In August 1997, we reached a memorandum of understanding to settle the suits. Although we never agreed with the allegations, we paid $8.0 million to the plaintiffs, of which our insurance company paid $7.5 million. In February 1997, we restated our financial results for the quarters ended March 31 and June 30, 1996. We revised our revenue and net income numbers downward for these two quarters due to inflated revenues resulting from misstatement of inventory levels of one of our resellers by two of our sales and marketing personnel. We agreed with the SEC to cease and desist from engaging in similar accounting practices. The two Insignia sales and marketing people involved in the revenue misstatement are no longer with Insignia and were forced to pay significant fines. The Company did not have to pay any fines.

Item 7A—Quantitative and Qualitative Disclosures about Market Risk

        At December 31, 2003, we had $100,000 in cash held in foreign currencies as translated at period end foreign currency exchange rates. Most of our foreign currencies are British pound sterling and are primarily used for paying the local operating expenses of our U.K. office. The effect of foreign exchange rate fluctuations on operations resulted in income of $35,000 and $113,000 for the years ended December 31, 2003 and 2002, respectively. For the years ended December 31, 2003 and 2002, we did not engage in any foreign currency hedging activities.

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

        The following table provides selected quarterly consolidated financial data (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2003:
Revenues	$379	$—	$201	$130
Gross profit	212	(36)	131	63
Net income (loss)	(3,199)	2,273	(1,656)	(1,741)
Basic and diluted net income (loss) per share	(0.16)	0.11	(0.08)	(0.07)
2002:
Revenues	$3,544	$1,892	$1,013	$807
Gross profit	2,333	926	789	624
Net loss	(972)	(1,487)	(2,878)	(3,083)
Basic and diluted net loss per share	(0.05)	(0.07)	(0.14)	(0.15)

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On July 1, 2003, we dismissed PricewaterhouseCoopers LLP as our independent accountants. The decision to change independent accountants was approved by the Company's Audit Committee and Board of Directors.

        The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that the report of PricewaterhouseCoopers LLP on the financial statements for the year ended December 31, 2002 contained an explanatory paragraph expressing substantial doubt in the Company's ability to continue as a going concern.

        In connection with its audits for the two most recent fiscal years and through July 1, 2003, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

        During the two most recent fiscal years and through July 7, 2003, there have also been no reportable events (as defined in Regulation S-K Item 304(a) (1)(v)).

        On July 7, 2003, we engaged Burr, Pilger & Mayer LLP to serve as our new independent auditors for the fiscal year ended December 31, 2003. The decision to engage Burr, Pilger & Mayer LLP was recommended by the Company's Management and the Audit Committee of the Board of Directors, and unanimously approved by the Board of Directors. During the two most recent fiscal years and through July 1, 2003, the Company has not consulted with Burr, Pilger & Mayer LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company or oral advice was provided that Burr, Pilger & Mayer LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A—Controls and Procedures

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

PART III

Item 10—Directors and Executive Officers of the Registrant

        There are no family relationships among any of the directors or executive officers of the Company.

Directors of the Company

        The names of the directors of Insignia, and certain information about them as of February 25, 2004, are set forth below:

Name of Director	Age	Principal Occupation	Director Since
Mark McMillan	40	Chief Executive Officer and President of Insignia	2003
Nicholas, Viscount Bearsted(1)	54	Retired Chairman of the Board of Insignia	1988
Richard M. Noling(2)	55	Chief Executive Officer of ThinGap Motor Technologies and Former Chief Executive Officer of Insignia	1997
Vincent S. Pino(1)(2)	55	Retired President of Alliance Imaging	1998
David G. Frodsham(1)	47	Chief Executive Officer of Argo Interactive Group	1999
John C. Fogelin(2)	38	Vice President and General Manager, Wind River Embedded Technologies Business Unit, Chief Technical Officer	2001

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

        Richard M. Noling has served as a director of Insignia since March 1997. He currently serves as Chief Executive Officer of ThinGap. He was Insignia's Chief Executive Officer from March 1997 to February 2003 and President from March 1997 to July 2001. He also served as Chief Financial Officer, Senior Vice President of Finance and Operations and Company Secretary between April 19, 1996 and October 1, 1997 and Chief Operations Officer between February and March 1997. From August 1995 to February 1996, Mr. Noling was Vice President and Chief Financial Officer at Fast Multimedia, Inc., a German-based computer software and hardware developer. From November 1994 to August 1995, he was Chief Financial Officer for DocuMagix Inc., a personal paper management software company. From June 1991 to October 1994, Mr. Noling served as Senior Vice President and Chief Financial Officer for Gupta Corporation. He received a Bachelor of Arts degree in aerospace and mechanical engineering science from the University of California (San Diego) in 1970. He received an M.A. degree in theology from the Fuller Theological Seminary in 1972, and an M.S. degree in business administration in 1979 from the University of California (Irvine).

        Vincent S. Pino was appointed a director of Insignia in October 1998. He was appointed President of Alliance Imaging, Inc. in February 1998, and retired in November 2000. Alliance Imaging is a provider of diagnostic imaging and therapeutic services. Mr. Pino began his association with Alliance in 1988 as Chief Financial Officer. From 1991 through 1993 Mr. Pino held the position of Executive Vice President and Chief Financial Officer. From 1986 to 1988, Mr. Pino was President of Pacific Capital, where he provided financial consulting services to corporations and publicly registered real estate limited partnerships. Prior to joining Pacific Capital, Mr. Pino held executive staff positions with Petrolane Incorporated, a diversified services company. Mr. Pino received an MBA and a B.S. degree in finance from the University of Southern California in 1972 and 1970, respectively.

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

        John C. Fogelin was appointed a director of Insignia in January 2001. He currently serves as a Wind River Fellow. Mr. Fogelin oversees all aspects of research and development for the Wind River

Tornado tools and VXWorks operating system. He served in various other positions at Wind River Systems, Inc. since 1987. Prior to Wind River Systems, Mr. Fogelin designed hardware for embedded applications used in devices ranging from biomedical equipment to arcade games.

Code of Ethics

        We have adopted the Code of Ethics for Financial Managers which applies to the Chief Executive Officer and the Chief Financial Officer, who are the principal accounting officers (collectively, the "Finance Managers"). This Code of Ethics is included as an exhibit to this Form 10-K. If any substantive amendments are made to the Code of Ethics or the Board of Directors grants any waiver, including any implicit waiver, from a provision of the code to any of the directors or officers of the Company, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K, as required by applicable law.

Audit Committee

        The audit committee currently consists of three directors, Viscount Bearsted, Vincent S. Pino, and David G. Frodsham, each of whom is independent as defined under Rule 4200 of the National Association of Securities Dealers' listing standards and Rule 10A-3 of the Exchange Act. The Board of Directors has determined that all audit committee members are financially literate under the current listing standards of the National Association of Securities Dealers. The audit committee is responsible for approving the services performed by our independent auditors and reviewing our accounting practices and systems of internal accounting controls. The audit committee is governed by a written charter approved by the board of directors.

Audit Committee Financial Experts

        The Company's Board of Directors has determined that Mr. Pino qualifies as the Company's Audit Committee Financial Expert, as defined in applicable SEC rules. Mr. Pino is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Executive officers

        The information required by this Item with respect to the executive officers of the Company is set forth in "Item 4A—Executive Officers of the Registrant" in Part I of this Report.

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

        Form 4 for Nicholas, Viscount Bearsted, Retired Chairman of the Board of Insignia, John C. Fogelin, a Director of Insignia, David G. Frodsham, a Director of Insignia, and Vincent S. Pino, a Director of Insignia, are in the process of being filed. The required filing was January 30, 2003.

        Form 4 for Peter Bernard, Insignia's Vice President Product Marketing, Paul Edmonds, Insignia's Vice President Engineering, Mark E. McMillan, Insignia's Chief Executive Officer, President and Director, and Linda Potts, Insignia's Controller and former Chief Financial Officer, are in the process of being filed. The required filing was April 7, 2003.

        Form 4 for Mark E. McMillan, Insignia's Chief Executive Officer, President and Director, is in the process of being filed. The required filing was July 31, 2003.

Item 11—Executive Compensation

        The following table sets forth all compensation awarded to or earned or paid for services rendered in all capacities to Insignia and its subsidiaries during each of 2003, 2002 and 2001 by Insignia's Chief Executive Officer, former Chief Executive Officer and each of Insignia's four most highly compensated officers who were serving as executive officers at the end of 2003, as well as one former Vice President of Engineering who left Insignia during 2003 (the "Named Officers"). This information includes the dollar values of base salaries and bonus awards, the number of shares subject to options granted and certain other compensation, whether paid or deferred.

Summary Compensation Table

Long Term Compensation Awards Securities Underlying Options(#)
Annual Compensation
Name and Principal Positions	Year	Salary($)	Bonus($)(1)	Other Annual Compensation($)			All Other Compensation($)(2)
Mark E. McMillan Chief Executive Officer and President	2003 2002 2001	230,000 223,683 217,708	9,607 — 20,092	— — —		500,000 50,000 134,500	1,080 1,080 1,080	(2) (2) (2)
Paul Edmonds(3) Vice President, Engineering	2003 2002 2001	140,000 100,397 —	15,986 8,308 —	— — —		112,500 25,000 —	— — —
Peter Bernard Vice President, Product Marketing	2003 2002 2001	140,000 140,228 22,346	40,000 40,000 —	— — —		150,000 25,000 30,000	1,080 810 —	(2) (2)
Linda Potts(4) Former Chief Financial Officer, Former Company Secretary and Vice President	2003 2002 2001	148,000 143,597 144,917	5,650 — —	— — —		150,000 15,000 19,150	1,080 1,080 1,080	(2) (2) (2)
Richard M. Noling(5) Former Chief Executive Officer, Former Acting Chief Financial Officer and Former Company Secretary	2003 2002 2001	144,404 235,886 232,708	— — 50,568	— — —		— — 139,000	149,550 — 900	(6) (2)
George Buchan(7) Former Senior Vice President of Engineering and UK General Manager	2003 2002 2001	170,844 166,723 164,515	— — 32,329	19,525 19,635 19,206	(8) (8) (8)	— 25,000 99,000	85,915 17,181 16,805	(9) (2) (2)

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

(3)
Mr. Edmonds joined Insignia in April 2002. He was appointed Vice President of Engineering in February 2003.

(4)
Ms. Potts joined Insignia in March 1998. She was appointed Chief Financial Officer in February 2003. She resigned as Chief Financial Officer on January 19, 2004. Ms. Potts will remain with the Company as the Controller.

(5)
Mr. Noling joined Insignia in March 1996. His last day with Insignia was February 17, 2003.

(6)
Includes loan forgiveness of $125,362.50 and vacation pay out of $24,188.

(7)
Mr. Buchan joined Insignia in September 1991. His last day with Insignia was December 1, 2003.

(8)
Represents the payment of a Company car allowance.

(9)
Includes pension contribution of $17,084, vacation pay of $22,986 and redundancy pay of $45,845.

        The following table sets forth further information regarding individual grants of rights to purchase ordinary shares during 2003 to each of the Named Officers. In accordance with the rules of the SEC, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compounded share price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises depend upon the future performance of the ordinary shares and ADSs. There can be no assurance that the potential realizable values shown in this table will be achieved.

Option Grants in 2003

Potential Realizable Value at Assumed Annual Rates of Share Price Appreciation for Option Term(1)
	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees in 2003
Name					Exercise Price ($/Sh)	Expiration Date
							5%($)	10%($)
Mark E. McMillan	200,000 100,000 200,000	(2) (3) (2)	10 5 10	% % %	$20 pence 20 pence 0.61	04/05/13 04/05/13 07/29/13	45,897 22,948 45,897	116,311 58,156 116,311
Linda Potts	100,000 50,000	(2) (3)	5 2	% %	20 pence 20 pence	04/05/13 04/05/13	22,948 11,474	58,156 29,078
Peter Bernard	100,000 50,000	(2) (3)	5 2	% %	20 pence 20 pence	04/05/13 04/05/13	22,948 11,474	58,156 29,078
Paul Edmonds	75,000 37,500	(2) (3)	4 2	% %	20 pence 20 pence	04/05/13 04/05/13	17,211 8,606	43,617 21,808
Richard M. Noling	—		—		—	—	—	—
George Buchan	—		—		—	—	—	—

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

(3)
These incentive options were granted pursuant to Insignia's 1995 Incentive Stock Option Plan for U.S. Employees. These options vest and become exercisable on December 31, 2003. The option exercise price is equal to the fair market value of the Company's ordinary shares on the date of grant and the options expire ten years from the date of grant, subject to earlier termination upon termination of employment. Upon termination or constructive termination following a change of control of Insignia, 25% of options granted will be subject to accelerated vesting subject to a minimum 50% having vested.

        The following table sets forth certain information concerning the exercise of options by each of the Named Officers during 2003, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable rights to acquire shares as of December 31, 2003. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding rights to acquire shares and $0.91 per share, which was the closing price of the ADSs as reported on the Nasdaq SmallCap Market on December 31, 2003.

Aggregated Option Exercises in 2003 and Year-End Option Values

			Number of Securities Underlying Unexercised Options at Year-End (#)		Value of Unexercised In-the-Money Options at Year-End($)(2)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Mark E. McMillan	—	—	572,000	437,500	78,930	144,600
Linda Potts	—	—	122,413	85,738	37,256	45,425
Peter Bernard	—	—	93,333	111,667	36,340	45,425
Paul Edmonds	—	—	60,417	77,083	27,255	34,069
Richard M. Noling	—	—	604,550	33,750	2,220	—
George Buchan	—	—	238,166	—	2,220	—

(1)
"Value Realized" represents the fair market value of the shares underlying the options on the date of exercise less the aggregate exercise price of the options.

(2)
For purposes of the table, all amounts in pounds sterling were converted to U.S. dollars using $1.78 per pound sterling, the exchange rate in effect as of December 31, 2003.

Employment agreements

        Effective March 25, 1997, Mr. Noling entered into an employment agreement with us, which was terminable by either party upon six month's notice and by us for cause at any time. In connection with such agreement, Mr. Noling was granted options to purchase (i) 100,000 ordinary shares at an exercise price of $1.969, such options being 100% vested and immediately exercisable, (ii) 100,000 ordinary shares at an exercise price of $1.969, such options to vest and become exercisable at the rate of 2.0833% of the shares on the first day of each month following the date of grant and (iii) 200,000 ordinary shares on the day of the 1997 Annual General Meeting, such options to vest and become exercisable at the rate of 2.0833% of the shares on the first day of each month following the date of grant. The Annual General Meeting was held on May 29, 1997 and the options were granted at an exercise price of $2.375. 100,000 of these options are subject to accelerated vesting and exercisability should Insignia meet certain earnings per share ("EPS") targets as follows: (a) 25,000 options are accelerated should the EPS exceed $0.07 for 2 consecutive quarters (b) 37,500 options are accelerated should the EPS exceed $0.14 for 2 consecutive quarters and (c) 37,500 options are accelerated should the EPS exceed $0.21 for 2 consecutive quarters, with a maximum of one early vesting event per quarter. These 100,000 options fully vest upon a takeover or merger of Insignia.

        The employment agreement continued through May 31, 2001, and was automatically extended for an additional year at the end of the term. The agreement provided that, in the event of any business combination resulting in a change of control of Insignia or in the event of disposal of a majority of the assets of Insignia, and the termination or constructive termination of Mr. Noling's employment, Mr. Noling would receive his then current full salary for a period of twelve months following such termination. In addition he would be entitled to continued vesting and exercisability of his options for a period of twelve months after termination and would be entitled to participate in our employee benefits on the same basis as if he were an employee.

        In connection with the termination of Mr. Noling's employment in February 2003, Insignia entered into a separation agreement with Mr. Noling pursuant to which Insignia agreed to pay as severance to Mr. Noling his regular monthly base salary for a six-month period, which severance would be reduced to 50% of his base salary in the event that Mr. Noling commences new employment during such period. In the event that Insignia were acquired within six months following the date of termination of his employment, the severance period would be extended for an additional six months. All stock options held by Mr. Noling will continue to vest for so long as he continues to serve as a member of the board of directors.

        On February 13, 2001, Insignia entered into a promissory note with Mr. Noling whereby Mr. Noling borrowed $150,000 from the U.S.-based subsidiary of Insignia. The promissory note was due in three equal installments, on each annual anniversary from the date of the note. The note was amended on January 24, 2002 to extend the first and subsequent installments one year. The first installment was due on February 13, 2003. Mr. Noling's employment was terminated with Insignia effective February 14, 2003. We forgave, effective March 6, 2003 the balance of the loan, $125,362.50, in lieu of any bonus compensation. In addition, on July 17, 2001, Mr. Noling received an interest free loan of $50,000. The $50,000 loan was repaid in full on September 30, 2001.

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

        In January 1993, Mr. Buchan entered into an employment agreement with Insignia, as amended on March 6, 2001, which could be terminated by either party upon six months' notice and by Insignia for cause at any time. In connection with the termination of Mr. Buchan's employment in June 2003, Insignia entered into a separation agreement with Mr. Buchan pursuant to which Insignia has agreed to pay as garden leave to Mr. Buchan his regular monthly base salary for a six month period. At the end of the six month period, Mr. Buchan received a lump sum severance payment equal to one week's salary for each year of employment for approximately $47,000.

Compensation committee interlocks and insider participation

        The Compensation Committee of the Board (the "Committee") makes all decisions involving the compensation of executive officers of Insignia. The Committee consists of the following non-employee directors: Vincent S. Pino, Richard M. Noling and John C. Fogelin.

Director compensation

        Insignia pays each outside director $1,000 for every regular meeting attended, $2,500 per quarter of service on the Board, $500 per quarter for service on each committee, plus $500 for each committee meeting attended, and reimburses outside directors for reasonable expenses in attending meetings of the Board. The Chairman of the Board receives an additional $1,500 per quarter. Effective October 1, 2001, each quarterly payment was reduced by 10%. This reduction was cancelled in April 2002 and reverted back to the original rates. In addition, each new outside director will be granted an option to purchase 15,000 shares and each outside director will be granted an option to purchase 5,000 shares annually for so long as he serves as an outside director. For information concerning the compensation of Mr. Noling and Nicholas, Viscount Bearsted, see "Employment Agreements."

Item 12—Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information, as of February 28, 2004, with respect to the beneficial ownership of Insignia's ordinary shares by (i) each shareholder known by Insignia (based on filings with the Securities and Exchange Commission) to be the beneficial owner of more than 5% of Insignia's ordinary shares, (ii) each director, (iii) each Named Officer, and (iv) all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Nicholas, Viscount Bearsted(2)	805,446	2.8%
Richard M. Noling(3)	637,298	2.1%
Mark E. McMillan(4)	634,285	2.1%
Vincent S. Pino(5)	304,332	1.0%
George Buchan(6)	210,928	*
Linda Potts(7)	144,259	*
David G. Frodsham(8)	138,650	*
Peter Bernard(9)	106,250	*
John C. Fogelin(10)	86,000	*
Paul Edmonds(11)	68,750	*
All directors and executive officers as a group (9 persons)(12)	3,136,198	10.0%

*
Less than 1%

(1)
Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares subject to options that are currently exercisable or exercisable within 60 days of February 28, 2004 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The table does not include shares issued to Fusion Capital upon exercise of warrants as described in Item 7 above.

(2)
Includes 168,500 shares subject to options that were exercisable within 60 days of February 28, 2004. Nicholas, Viscount Bearsted is Chairman of the Board of Insignia.

(3)
Includes 623,300 shares subject to options that were exercisable within 60 days of February 28, 2004. Mr. Noling is the former President and Chief Executive Officer, and is a director of Insignia.

(4)
Includes 628,250 shares subject to options that were exercisable within 60 days of February 28, 2004. Mr. McMillan is President and Chief Executive Officer of Insignia.

(5)
Includes 94,126 shares subject to options that were exercisable within 60 days of February 28, 2004. Mr. Pino is a director of Insignia.

(6)
Includes 190,666 shares subject to options that were exercisable within 60 days of February 28, 2004. Mr. Buchan is Senior Vice President of Engineering and UK General Manager of Insignia.

(7)
Includes 131,425 shares subject to options that were exercisable within 60 days of February 28, 2004. Ms. Potts served as Chief Financial Officer from February 2003 to January 2004.

(8)
Includes 97,250 shares subject to options that were exercisable within 60 days of February 28, 2004. Mr. Frodsham is a director of Insignia.

(9)
Represents shares subject to options that were exercisable within 60 days of February 28, 2004. Mr. Bernard is Vice President of Product Marketing.

(10)
Represents shares subject to options that were exercisable within 60 days of February 28, 2004. Mr. Fogelin is a director of Insignia.

(11)
Represents shares subject to options that were exercisable within 60 days of February 28, 2004. Mr. Edmonds is Vice President of Engineering.

(12)
Includes the shares indicated as included in footnotes (4) through (11).

Equity Compensation Plan Information

        The following table presents information about our common stock that may be issued upon the exercise of options under all our existing equity compensation plans as of December 31, 2003. Each of these plans have been approved by our shareholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	4,525,105	$2.41	1,735,944
Equity compensation plans not approved by security holders	—	—	—
Total	4,525,105	$2.41	1,735,944

        Please refer to footnote 3 in the notes to consolidated financial statements included in this annual report on Form 10-K for a description of our equity compensation plans.

Item 13—Certain Relationships and Related Transactions

        On February 13, 2001, Insignia entered into a promissory note with Richard M. Noling, President and Chief Executive Officer of Insignia whereby Mr. Noling borrowed $150,000 from the U.S.-based subsidiary of Insignia. The promissory note was due in three equal installments, on each anniversary following the date of the note. Interest accrued on the unpaid principal balance at a rate per annum equal to the prime lending rate of interest as listed in the Wall Street Journal plus 1%. Accrued interest was due and payable monthly in arrears on the last calendar day of each month, beginning March 31, 2001. The note was amended on January 24, 2002 to extend the first and subsequent installments one year. The first installment was due on February 13, 2003. Mr. Noling's employment was terminated with Insignia effective February 14, 2003. We forgave, effective March 6, 2003 the balance of the loan, $125,362.50, in lieu of any bonus compensation. In addition, on July 17, 2001, Mr. Noling received an interest free loan of $50,000. The $50,000 loan was repaid in full on September 30, 2001.

        We recognized revenue of $31,389, $4,200,000 and $4,975,000, respectively, from Phoenix Technologies Ltd. in 2003, 2002 and 2001. The CEO of Phoenix Technologies Ltd. was also a director on Insignia's from March 1997 until March 2001.

        In 2003, 2002 and 2001, we recognized revenue of $0, $300,000 and $330,000, respectively, from Wind River Systems, Inc. ("Wind River"). Wind River participated in a private placement of equity in Insignia in February 2001 on the same terms as the other three investors in the private placement (see Note 9). Wind River paid the aggregate purchase price of $2,000,000 for 400,000 ordinary shares represented by ADRs and warrants to purchase 200,000 ordinary shares represented by ADRs. In addition, a Vice President of Wind River, John C. Fogelin, was appointed to Insignia's Board in January 2001.

        Since January 1, 2003, there has not been, nor is there currently proposed, any other transaction or series of transactions to which Insignia or any of its subsidiaries was or is to be a party in which the amount involved exceeds $60,000 and in which any executive officer, director or holder of more than 5% of our ordinary shares had or will have a direct or indirect material interest other than (i) normal compensation arrangements, which are described under Item 11 above, (ii) the transactions described under "Compensation Committee Interlocks and Insider Participation" in Item 11 above, and (iii) the transactions described under "Employment Agreements" in Item 11 above.

Item 14—Principal Accountant Fees and Services

        The aggregate fees billed by Burr, Pilger & Mayer LLP and their respective affiliates (collectively, "BPM"), our current independent accountants, and PricewaterhouseCoopers LLP, and their respective affiliates (collectively, "PWC"), our former independent accountants, for professional services rendered for fiscal 2003 and 2002 are as follows:

	Total	Audit Fees	Tax Fees	All Other Fees
2003
BPM	$22,015	$16,115	$0	$5,900	(a)
PWC	238,488	168,379	70,108	0

	$260,028	$184,019	$70,108	$5,900

2002
PWC	332,152	184,082	63,070	85,000	(b)

Total fees billed 2002	$332,152	$184,082	$63,070	$85,000

(a)
relates to filings on Form 8-K.

(b)
relates to S-1 and S-8 filings.

        Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the audit and non-audit services pre-approved in the fourth quarter 2003 by our Audit Committee to be performed by BPM, our external auditor. Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee, other than de minimum non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

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

Document	Page
Schedule II—Valuation and Qualifying Accounts	83

  All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

(b)
Reports on Form 8-K

        Form 8-K filed October 29, 2003 for press release announcing the financial results for the quarter ended September 30, 2003.

(c)
Exhibits

        The following exhibits are filed as part of this Report:

Exhibit Number	Exhibit Title
2.01	Asset Purchase Agreement dated as of January 10, 1998, by and among Citrix Systems, Inc., Citrix Systems UK Limited and Registrant.(4)**
2.02	Amendment No. 1 to Asset Purchase Agreement dated as of February 5, 1998, by and among Citrix Systems, Inc., Citrix Systems UK Limited and Registrant.(4)**
3.02	Registrant's Articles of Association.(1)
3.04	Registrant's Memorandum of Association.(1)
4.01	Form of Specimen Certificate for Registrant's Ordinary Shares.(1)
4.02	Deposit Agreement between Registrant and The Bank of New York.(2)
4.03	Form of American Depositary Receipt (included in Exhibit 4.02).(2)
10.01	Registrant's 1986 Executive Share Option Scheme, as amended, and related documents.(1)*
10.02	Registrant's 1988 U.S. Stock Option Plan, as amended, and related documents.(1)*

10.03
Registrant's 1995 Incentive Stock Option Plan for U.S. Employees and related documents, as amended (incorporated by reference to Exhibit 4.04 to Registrant's Registration Statement on Form S-8 filed on December 13, 2000 (File No. 333-51760) ).*
10.05	Insignia Solutions Inc. 401(k) Plan.(1)*
10.06	Registrant's Small Self-Administered Pension Plan Definitive Deed and Rules.(1)*
10.10	Executive's Employment Agreement dated January 1, 1993 between Registrant and George Buchan.(1)*
10.14
Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.such obligations are immediately accelerated, with no required notice, if the default results from the dissolution, winding up or liquidation of Hartford Life.(1)*
10.16	Lease between Registrant and The Standard Life Assurance Company dated November 3, 1992 and related documents.(1)
10.28
Registrant's U.K. Employee Share Option Scheme 1996, as amended (incorporated by reference to Exhibit 4.05 to Registrant's Registration Statement on Form S-8 filed on December 13, 2000 (File No. 333-51760)).*
10.33	Employment Agreement effective March 25, 1997 between Registrant and Richard M. Noling.(3)*
10.34	Consulting Agreement effective April 1, 1997 between Registrant and Nicholas, Viscount Bearsted.(3)*
10.36	Source Code License and Binary Distribution Agreement dated as of September 29, 1997 between Registrant and Silicon Graphics, Inc.(3)
10.38
Lease Agreement between Insignia Solutions, Inc. and Lincoln-Whitehall Pacific, LLC, dated December 22, 1997 (incorporated by reference to the exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
10.42	Registrant's 1995 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 4.06 to Registrant's Registration Statement on Form S-8 filed on April 12, 2000 (File No. 333-34632)).*
10.44
Lease agreement between Registrant and Comland Industrial and Commercial Properties Limited dated August 12th, 1998 for the Apollo House premises and the Saturn House premises (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.46
Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 (incorporated by reference to the exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.50
License, Distribution, and Asset Purchase Agreement between Registrant and FWB Software, LLC dated October 6, 1999 (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.51
Registration Rights Agreement dated as of October 20, 1999, by and between Registrant and Quantum Corporation (incorporated by reference to Exhibit 4.14 to Registrant's Registration Statement on Form S-3 filed on February 13, 2001 (File No. 333-55498)).

10.52
Securities Purchase Agreement dated as of December 9, 1999, between Registrant and Castle Creek Technology Partners LLC (incorporated by reference to Exhibit 10.50 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.53
Securities Purchase Agreement dated as of December 9, 1999, between Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.51 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.54
Registration Rights Agreement dated as of December 9, 1999, between Registrant and Castle Creek Technology Partners LLC (incorporated by reference to Exhibit 4.05 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.55
Registration Rights Agreement dated as of December 9, 1999, between Registrant and the Purchasers named therein (incorporated by reference to Exhibit 4.08 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.56
ADSs Purchase Warrant issued to Castle Creek Technology Partners LLC dated December 9, 1999 (incorporated by reference to Exhibit 4.06 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.57
ADSs Purchase Reset Warrant issued to Castle Creek Technology Partners LLC dated December 9, 1999 (incorporated by reference to Exhibit 4.07 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.58	Form of ADSs Purchase Warrant issued December 9, 1999 (incorporated by reference to Exhibit 4.09 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.59	Form of ADSs Purchase Reset Warrant issued December 9, 1999 (incorporated by reference to Exhibit 4.10 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.60
Line of Credit Loan Agreement and Promissory Note dated as of March 20, 2000 by and between Registrant and Vincent S. Pino, Rosemary G. Pino, Michael V. Pino and Tiffany R. Pino (incorporated by reference to Exhibit 4.15 to Registrant's Registration Statement on Form S-3 filed on February 13, 2001 (File No. 333-55498)).
10.61	Form of Subscription Agreement for the Purchase of units dated November 24, 2000 (incorporated by reference to Exhibit 10.52 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.62
Warrant Agreement, dated as of November 24, 2000, between Registrant and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.53 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.63	Form of ADSs Purchase Warrant issued November 24, 2000 (incorporated by reference to Exhibit 4.11 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.64	ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated November 24, 2000 (incorporated by reference to Exhibit 4.12 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.65
OEM Agreement between Wind River Systems, Inc. and Insignia Solutions, Inc., dated December 22, 2000, as amended. (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)**

10.66	Form of Subscription Agreement for the Purchase of units dated February 12, 2001 (incorporated by reference to Exhibit 10.54 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.67
Warrant Agreement, dated as of February 12, 2001, between Registrant and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.55 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.68	Form of ADSs Purchase Warrant issued February 12, 2001 (incorporated by reference to Exhibit 4.13 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.69	ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated February 12, 2001 (incorporated by reference to Exhibit 4.14 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.70
Amendment No. 3, dated September 28, 2001, to the Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001). **
10.71
Addendum, dated June 6, 2001, to the Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001). **
10.72
Master Support Agreement between Sun Microsystems, Inc. and Registrant, dated September 28, 2001 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).**
10.73
Accounts receivable financing agreement between Silicon Valley Bank and Insignia Solutions Inc. dated March 28, 2002 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 2002).
10.74
Form of Registration Rights Agreement by and between Registrant and Fusion Capital II, LLC (incorporated by reference to Exhibit 10.74 to Registrant's Current Report on Form 8-K filed on October 22, 2002).
10.75
Redeemable Warrant by and between Registrant and Fusion Capital II, LLC dated October 17, 2002 (incorporated by reference to Exhibit 10.74 to Registrant's Current Report on Form 8-K filed on October 22, 2002).
10.76
Non-Redeemable Warrant by and between Registrant and Fusion Capital II, LLC dated October 17, 2002 (incorporated by reference to Exhibit 10.74 to Registrant's Current Report on Form 8-K filed on October 22, 2002).
10.77
Securities Subscription Agreement by and between Registrant and Fusion Capital II, LLC dated October 17, 2002 (incorporated by reference to Exhibit 10.74 to Registrant's Current Report on Form 8-K filed on October 22, 2002).
10.78	Asset Purchase Agreement between Insignia Solutions plc (and subsidiaries) and esmertec A.G. dated March 4, 2003 (incorporated by reference to Exhibit 2.1 on Form 8-K filed on May 8, 2003)
10.79	Debenture Agreement between Insignia Solutions plc (and subsidiaries) and esmertec A.G. dated February 7, 2003 (incorporated by reference to Exhibit 2.2 on Form 8-K filed on May 8, 2003)

10.80	Loan Agreement between Insignia Solutions plc (and subsidiaries) and esmertec A.G. dated February 7, 2003 (incorporated by reference to Exhibit 2.3 on Form 8-K filed on May 8, 2003)
10.81	Guaranty Supplement Agreement between Insignia Solutions Inc. and esmertec A.G. dated February 7, 2003 (incorporated by reference to Exhibit 2.4 on Form 8-K filed on May 8, 2003)
10.82	Security Agreement between Insignia Solutions Inc. and esmertec A.G. dated February 7, 2003 (incorporated by reference to Exhibit 2.5 on Form 8-K filed on May 8, 2003)
10.83	Intellectual Property Agreement between Insignia Solutions plc and esmertec A.G. dated March 4, 2003 (incorporated by reference to Exhibit 2.6 on Form 8-K filed on May 8, 2003)
10.84	Master Distribution and License Agreement between Insignia Solutions plc and esmertec A.G. dated March 4, 2003 (incorporated by reference to Exhibit 2.7 on Form 8-K filed on May 8, 2003)
10.85	Warrant Agreement between Insignia Solutions plc and International Business Machines Corporation dated November 24, 2003**
14.0	Code of Ethics
21.01	List of Registrant's subsidiaries.(2)
23.01	Consent of Burr, Pilger & Mayer LLP, Independent Accountants
23.02	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.01	Power of Attorney (included on signature page).
31.1	Section 302 certification of Chief Executive Officer
31.2	Section 302 certification of Chief Financial Officer
32.1	Section 906 certification of Chief Executive Officer
32.2	Section 906 certification of Chief Financial Officer

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

INSIGNIA SOLUTIONS PLC

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,212	$726
Restricted cash	20	250
Accounts receivable, net	50	931
Other receivable	1,153	—
Tax receivable	391	702
Prepaid royalties	2,185	1,000
Prepaid expenses	410	695

Total current assets	6,421	4,304
Property and equipment, net	154	230
Prepaid royalties	—	1,381
Other noncurrent assets	219	538

	$6,794	$6,453

LIABILITIES, MANDATORILY REDEEMABLE WARRANTS AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$468	$665
Accrued liabilities	1,239	1,141
Note payable	1,000	—
Deferred revenue	1,460	534

Total current liabilities	4,167	2,340

Mandatorily redeemable warrants	38	1,440

Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred shares, £0.20 par value: 3,000,000 shares authorized; no shares issued	—	—
Ordinary shares, £0.20 par value: 50,000,000 shares authorized; 25,169,494 shares and 20,083,599 shares issued and outstanding in 2003 and 2002, respectively	8,111	6,444
Additional paid-in capital	61,898	59,901
Common stock subscription	575	—
Accumulated deficit	(67,534)	(63,211)
Accumulated other comprehensive loss	(461)	(461)

Total shareholders' equity	2,589	2,673

	$6,794	$6,453

The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2003	2002	2001
Net revenues:
License	$522	$5,714	$8,224
Service	188	1,542	2,049

Total net revenues	710	7,256	10,273

Costs of net revenues:
License	288	1,943	3,768
Service	52	641	507

Total cost of net revenues	340	2,584	4,275

Gross profit	370	4,672	5,998

Operating expenses:
Sales and marketing	1,757	5,558	7,058
Research and development	3,373	5,640	6,220
General and administrative	2,676	3,356	4,155
Restructuring	498	296	292

Total operating expenses	8,304	14,850	17,725

Operating loss	(7,934)	(10,178)	(11,727)
Interest income (expense), net	(40)	75	455
Other income (expense), net	3,141	(431)	112

Loss before income taxes	(4,833)	(10,534)	(11,160)
Benefit from income taxes	(510)	(2,114)	(152)

Net loss	$(4,323)	$(8,420)	$(11,008)

Net loss per share:
Basic and diluted	$(0.20)	$(0.42)	$(0.57)

Weighted average shares and share equivalents:
Basic and diluted	21,231	19,937	19,248

The accompanying notes are an integral part of these consolidated financial statements

INSIGNIA SOLUTIONS PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(amounts in thousands, except share data)

	Ordinary Shares					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Common Stock Subscription	Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount
Balances, December 31, 2000	18,145,190	$5,876	$54,117	$—	$(43,783)	$(461)	$15,749
Shares issued under employee stock plans	94,823	27	218	—	—	—	245
Shares issued upon exercise of warrants	282,500	82	600	—	—	—	682
Shares issued under private placement	977,800	293	3,934	—	—	—	4,227
Net loss	—	—	—	—	(11,008)	—	(11,008)

Balances, December 31, 2001	19,500,313	6,278	58,869	—	(54,791)	(461)	9,895
Shares issued under employee stock plans	183,226	53	122	—	—	—	175
Shares issued upon exercise of warrants	400,000	113	367	—	—	—	480
Warrant issue costs per Black-Scholes model	—	—	544	—	—	—	544
Shares issued under private placement	60	—	(1)	—	—	—	(1)
Net loss	—	—	—	—	(8,420)	—	(8,420)

Balances, December 31, 2002	20,083,599	6,444	59,901	—	(63,211)	(461)	2,673
Shares issued under employee stock plans	25,673	8	1	—	—	—	9
Shares issued upon exercise of warrants	2,446,677	796	45	—	—	—	841
Fair value of warrants and options issued to non employees	—	—	121	—	—	—	121
Reclassification of mandatorily redeemable warrants	—	—	1,407	—	—	—	1,407
Shares issued under private placement	2,613,545	863	423	575	—	—	1,861
Net loss	—	—	—	—	(4,323)	—	(4,323)

Balances, December 31, 2003	25,169,494	$8,111	$61,898	$575	$(67,534)	$(461)	$2,589

The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(4,323)	$(8,420)	$(11,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143	242	323
Allowance for doubtful accounts	(50)	(438)	446
Gain on sale of product line	(3,056)	—	—
Non-cash charge for warrant modification	126	544	—
Gain on sale of fixed assets	—	5	6
Net changes in assets and liabilities:
Accounts receivable	931	5,522	(3,076)
Other receivable	(53)	—	—
Tax receivable	311	(702)	—
Prepaid royalties	196	(1,242)	(1,139)
Prepaid expenses	163	156	(175)
Other current assets	—	(20)	(6)
Other noncurrent assets	319	—	(100)
Accounts payable	(187)	(346)	(85)
Accrued liabilities	160	(229)	(654)
Accrued royalties	—	—	(770)
Deferred revenue	1,085	(3,520)	3,156
Income taxes payable	—	2	(361)

Net cash used in operating activities	(4,235)	(8,446)	(13,443)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	2	2
Decrease in restricted cash	230	—	120
Purchases of property and equipment	(89)	(127)	(171)
Proceeds from sale of product line, net	1,869	—	—
Product line sale proceeds released from escrow	—	—	5,050

Net cash provided by (used in) investing activities	2,010	(125)	5,001

Cash flows from financing activities:
Proceeds from note payable	1,000	—	—
Proceeds from issuance of shares, net	1,861	(1)	4,227
Proceeds from exercise of warrants	841	480	682
Proceeds from exercise of stock options and employee stock purchase plan	9	175	245

Net cash provided by financing activities	3,711	654	5,154

Net increase (decrease) in cash and cash equivalents	1,486	(7,917)	(3,288)
Cash and cash equivalents at beginning of the year	726	8,643	11,931

Cash and cash equivalents at the end of the year	$2,212	$726	$8,643

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—
Supplemental non-cash investing and financing activities:
Reclassification of mandatorily redeemable warrants to additional paid-in capital	$1,407	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies:

Organization and business

        We commenced operations in 1986, and currently develop, market and support software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks. Before 2003, our principal product line was the Jeode™platform, based on our Embedded Virtual Machine ("EVM"™) technology. The Jeode platform was our implementation of Sun Microsystems, Inc.'s ("Sun") Java® technology tailored for smart devices. The product became available for sale in March 1999 and had been our principal product line since the third quarter of 1999. The Jeode product line was sold in April 2003.

        During 2001, we began development of a range of products ("Secure System Provisioning" or "SSP" products) for the mobile phone and wireless operator industry. These SSP products build on our position as a Virtual Machine ("VM") supplier for manufacturers of mobile devices and allow wireless operators and phone manufacturers to reduce customer care and software recall costs as well as increase subscriber revenue by deploying new mobile services based on dynamically provisional capabilities. With the sale of our JVM product line in April 2003, our sole product line consists of our SSP product. We shipped our first SSP product in December 2003.

Liquidity

        We have sustained significant losses for the last several years and there can be no assurance that we will attain profitability. During the past two years, we have incurred an aggregate loss from operations and negative operating cash flows of $18,112,000 and $12,681,000 respectively. At December 31, 2003, we had an accumulated deficit of $67,534,000. We have undertaken measures to reduce operating expenses and redesign our commercial efforts to adapt to new developments.

        Assuming the receipt of the remaining $2,750,000 of the $6.9 million due from esmertec A.G. ("esmertec") under the Asset Purchase Agreement and the Master Distribution and License Agreement, each dated March 4, 2003, and the definitive agreements signed on April 23, 2003 (see Note 10), we believe that Insignia will have sufficient funds to meet its operating and capital requirements through the end of fiscal year 2004. However, there can be no assurance that we will not require additional funding or that we will be able to obtain additional funding if needed, on acceptable terms or at all. The failure to raise additional funds, if needed, on a timely basis and on sufficient favorable terms could have a material adverse effect on our business, operating results and financial condition. Insignia's liquidity may also be adversely affected in the future by factors such as higher interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses. In addition, as of March 31, 2003, we were not in compliance with the minimum stock price and total shareholders' equity requirements to maintain the listing of our ADSs on the Nasdaq SmallCap Market. As of June 30, 2003, we regained compliance with the minimum shareholders' equity requirement, but remained out of compliance with the minimum stock price.

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

        The consolidated financial statements include the accounts of Insignia and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Financial instruments

        We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash, cash equivalents, and restricted cash at December 31, 2003 and 2002 are comprised of cash and restricted cash. Restricted cash aggregated $20,000 and $250,000 at December 31, 2003 and 2002, respectively and represents a letter of credit for a building deposit.

        Amounts reported for cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities are considered to approximate fair value primarily due to their short maturities. Based upon borrowing rates currently available to us for loans with similar terms, the carrying value of the note payable approximates fair value.

Revenue recognition

        We primarily entered into license arrangements for the sale of the Jeode product to OEM's and distributors. Service revenues were derived from non-recurring engineering activities, training and annual maintenance contracts.

        Revenue from licenses is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable. For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, we recognize revenue for the delivered elements using the residual method as prescribed by Statement of Position No 98-9, "Modification of SOP No 97-2 with Respect to Certain Transactions". If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until evidence exists, or all elements have been delivered. Generally we have vendor-specific objective evidence of fair value for the maintenance element of software arrangements based on the renewal rates for maintenance in future years as specified in the contracts. In such cases, we defer the maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided, which generally commences on the date the software is delivered. Vendor-specific objective evidence of fair value for the service element is determined based on the price charged when those services are sold separately. We occasionally enter into license agreements with extended payment terms. Provided all other revenue criteria are met, revenue from these contracts are recognized at the earlier of when the cash is received from the customer or the quarter in which the payments become due and payable.

        We have also entered into license agreements with certain distributors which provide for minimum guaranteed royalty payments throughout the term of the agreement. Provided all other revenue criteria are met, minimum guaranteed royalty revenue is recognized when the payments become due and payable. Royalty revenue that exceeds the minimum guarantees is recognized as reported.

        Revenue for non-recurring engineering is recognized on a percentage of completion basis, which is computed using the input measure of labor cost. Revenues from training are recognized when the training is performed.

        We do not grant return rights or price protection under license agreements for our SSP product.

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

Property and equipment

        Property and equipment is recorded at cost, or if leased, at the present value of the minimum lease payments, less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives which range from three to four years or the lease term if shorter. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of income.

Impairment of long-lived assets

        We evaluate our long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset's fair value or discounted estimates of future cash flows. We have not identified any such impairment losses to date.

Foreign currency translation

        Our primary functional currency for our non-U.S. operations is the U.S. dollar. Certain monetary assets and liabilities of the non-U.S. operating companies are denominated in local currencies (i.e. not the U.S. dollar). Upon a change in the exchange rate between the non-U.S. currency and the U.S. dollar, we must remeasure the local non-U.S. denominated assets and liabilities to avoid carrying unrealized gains or losses on its balance sheet. Non-U.S. dollar denominated monetary assets and liabilities are remeasured using the exchange rate in effect at the balance sheet date, while nonmonetary items are remeasured at historical rates. Revenues and expenses are translated at the average exchange rates in effect during each period, except for those expenses related to balance sheet amounts which are translated at historical exchange rates. Remeasurement adjustments and transaction gains or losses are recognized in the income statement during the period of occurrence. The aggregate foreign exchange gains recorded on the income statements for 2003, 2002 and 2001 were $35,000, $113,000 and $111,000, respectively. During our early years of existence, we used the pound sterling as the functional currency for our non-U.S.operations. Accordingly, translation gains and losses recognized during such periods have been included in the accumulated comprehensive income account.

        We conduct most of our business in U.S. dollars. All amounts included in the financial statements and in the notes herein are in U.S. dollars unless designated "£" in which case they are in British pound sterling. The exchange rates used between the U.S. dollar and the British pound sterling were $1.78, $1.56 and $1.47 (expressed in U.S. dollars per British pound sterling) at December 31, 2003, 2002 and 2001, respectively.

Foreign currency financial instruments

        We have, in prior years, entered into foreign currency option contracts to hedge against exchange risks associated with the British pound sterling denominated operating expenses of our U.K. operations. The gains and losses on these contracts are generally included in the statement of operations when the related operating expenses are recognized. At December 31, 2003 and 2002, there were no outstanding currency options. From time to time, we also entered into short-term forward exchange contracts, although we did not enter into any such contracts in 2002 or 2003. We generally do not use hedge accounting for the forward exchange contracts. No forward exchange contracts were outstanding at December 31, 2003 and 2002.

Software development costs

        We capitalize internal software development costs incurred after technological feasibility has been demonstrated. We define establishment of technological feasibility as the completion of a working model. Such capitalized amounts are amortized commencing with the introduction of that product at the greater of the straight-line basis utilizing its estimated economic life, generally six months to one year, or the ratio of actual revenues achieved to the total anticipated revenues over the life of the product. At December 31, 2003 and 2002, capitalized software development costs were fully amortized.

Research and development

        We expense the cost of research and development as incurred. Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy, software support and maintenance and equipment depreciation.

Stock-based compensation

        Insignia accounts for stock based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure—an Amendment of FASB Statement No.123". The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock Based Compensation" to stock based compensation.

	Year Ended December 31,
	2003	2002	2001
Net loss-as reported	$(4,323)	$(8,420)	$(11,008)
Less stock based compensation expense determined under fair value based method	(1,131)	(2,469)	(2,515)

Net loss pro forma	$(5,454)	$(10,899)	$(13,523)

Net loss per share-basic and diluted as reported	$(0.20)	$(0.42)	$(0.57)
Net loss per share-basic and diluted pro forma	$(0.26)	$(0.55)	$(0.70)

        In accordance with the disclosure provisions of FAS 123, the fair value of employee stock options granted during fiscal 2003, 2002 and 2001 were estimated at the date of grant using the Black-Scholes model and the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Stock Options:
Volatility range	107-264%	68%	110%
Risk-free interest rate range	1.05-3.16%	1.8-4.4%	3.4-5.0%
Dividend yield	0%	0%	0%
Expected life (years)	4	4	4
Employee Stock Purchase Plan:
Volatility range	59%	68%	110%
Risk-free interest rate range	1.17%	1.1-1.2%	4.1-4.5%
Dividend yield	0%	0%	0%
Expected life (years)	0.5	0.5	0.5

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

        The Jeode platform had been our principal product line since the third quarter of 1999 and generated 94% of Insignia's total revenues for 2003.

        We sell our products primarily to original equipment manufacturers and distributors. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. We maintain an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. At December 31, 2003 and 2002, our allowance for uncollectible accounts was zero and $50,000, respectively. At December 31, 2003, one customer accounted for 100% of gross trade receivables. At December 31, 2002, three customers accounted for 20%, 19% and 18%, respectively, of gross trade receivables. For the year ended December 31, 2003, one customer accounted for 26% of total revenues. For the years ended December 31, 2002 and 2001, one customer accounted for 58% and 49%, respectively, of total revenues.

        In the first quarter of 1999, we signed a five-year agreement with Sun Microsystems, Inc. ("Sun"), under which Sun established us as a Sun Authorized Virtual Machine provider. The agreement authorizes access to the Java compatibility test suite and Java technology source code. The agreement includes technology sharing and compatibility verification. In September 2001, the two companies entered into Amendment No. 3 (the "Amendment") to the Technology License and Distribution Agreement (the "Distribution Agreement"). In addition, in June 2001, the two companies entered into an addendum (the "Addendum") to the Distribution Agreement relating to distribution of products to an Insignia customer. The Amendment and the Addendum each require us to make non-refundable royalty prepayments to Sun. Prepaid royalties are capitalized and amortized to cost of sales based on the contractual royalty rate based on actual net product sales. We continually evaluate recoverability of prepaid royalties and, if necessary, will charge to cost of sales any amount that we deem unlikely to be recoverable in the future. The prepaid royalties carried on the balance sheet, under the terms of the Distribution Agreement between Sun and Insignia, require us to use these prepaid licenses before June 30, 2004. We have performed an assessment of whether there was an indication that prepaid royalties of $2.2 million are impaired as of December 31, 2003. Our estimation of utilization, based on past revenue history and future revenue estimates using current average per unit selling price ranges, indicates that there could be unused prepaid royalties at the expiration of the Distribution Agreement. With the sale of the JVM product line to esmertec, esmertec has entered into a master distributor license agreement with Insignia, whereby esmertec will license product from Insignia which will consume all the prepaid royalties paid to Sun. Prepaid royalties are classified as current assets based on estimated net product sales within the next year. Under the agreement, we are required to pay Sun a per unit royalty on each Jeode-enabled OEM product shipped by our customers. The Amendment deletes the former expiration terms resulting in a new expiration date of June 30, 2004, with an optional 3 year term renewal on a portion of the Sun technology (specifically personal and embedded Java). If the agreement with Sun terminates or expires without renewal, we would not be able to market our Jeode product line. Any disruption in our relationship with Sun would likely impair our sales of Jeode and result in a material adverse effect on our business, financial condition and results of operations.

Advertising costs

        We expense advertising costs as incurred. Advertising expense totaled $0, $5,000 and $11,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Reclassifications

        Certain previously reported amounts have been reclassified to conform with the current period presentation. These reclassifications did not change previously reported shareholders' equity or net loss.

New accounting pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 have been delayed and currently apply to the first fiscal year or interim period beginning after December 15, 2003. We do not have any entities as of December 31, 2003 that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of these instruments were previously classified as equity. Although some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements", the remainder is consistent with FASB's intention to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 effective July 1, 2003. The adoption of SFAS 150 did not have a material impact on our financial position, results of operations or cash flows.

Note 2—Balance Sheet Detail:

        The following table provides details of the major components of the indicated balance sheet accounts (in thousands):

	December 31,
	2003	2002
Accounts receivables, net:
Trade accounts receivable, gross	$50	$981
Less allowance for doubtful accounts	0	(50)

	$50	$931

Property and equipment, net:
Computers and other equipment	$1,604	$1,594
Leasehold improvements	380	524
Furniture and fixtures	75	103

	2,059	2,221
Less accumulated depreciation and amortization	1,905	1,991

	$154	$230

Accrued liabilities:
Accrued legal and professional services	$559	$340
Accrued compensation and payroll taxes	301	494
Accrued interest on note payable	58	—
Accrued income taxes payable	187	191
Other	134	116

	$1,239	$1,141

Note 3—Stock Plans:

        We have four stock option plans, which provide for the issuance of stock options to employees and outside consultants of Insignia to purchase ordinary shares. At December 31, 2003, 2002, and 2001, approximately 1,311,022, 2,271,351 and 539,466 ordinary shares were available for future grants of stock options, respectively. Stock options are generally granted at prices of not less than 100% of the fair market value of the ordinary shares on the date of grant, as determined by the board of directors. Options granted under our option plans generally vest over a four year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date.

        The following table summarizes activity on stock options:

	1986 and 1996 U.K. Share Option Schemes	1988 and 1995 U.S. Stock Option Plans	Total	Weighted Average Exercise Price
Outstanding at December 31, 2000	604,278	2,223,539	2,827,817	$3.81
Granted	486,375	1,377,600	1,863,975	$3.01
Exercised	(18,594)	(19,988)	(38,582)	$1.30
Lapsed	(135,936)	(625,574)	(761,510)	$5.35

Outstanding at December 31, 2001	936,123	2,955,577	3,891,700	$3.15
Granted	89,000	503,000	592,000	$1.49
Exercised	(3,124)	(71,352)	(74,476)	$1.06
Lapsed	(277,291)	(546,594)	(823,885)	$2.62

Outstanding at December 31, 2002	744,708	2,840,631	3,585,339	$3.04
Granted	611,400	1,687,700	2,299,100	$0.43
Exercised	(9,896)	(10,667)	(20,563)	$0.39
Lapsed	(633,199)	(705,572)	(1,338,771)	$2.94

Outstanding at December 31, 2003	713,013	3,812,092	4,525,105	$1.69

Options outstanding at December 31, 2003:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01-$2.00	3,253,513	8.3 years	$0.73
$2.01-$4.00	693,655	5.7 years	$2.80
$4.01-$6.00	517,437	5.7 years	$5.23
$6.01-$8.00	10,500	5.9 years	$6.94
$10.01-$12.00	50,000	6.3 years	$11.13

	4,525,105	7.6 years	$1.69

Options exercisable at December 31, 2003:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$0.01-$2.00	1,531,205	$1.09
$2.01-$4.00	569,332	$2.74
$4.01-$6.00	483,989	$5.21
$6.01-$8.00	9,875	$6.99
$10.01-$12.00	50,000	$11.13

	2,644,401	$2.41

	December 31,
	2003	2002	2001
Exercisable options	2,644,401	2,534,047	1,823,407
Weighted average exercise price of exercisable options	$2.41	$3.03	$3.15
Weighted average fair value of options granted	$0.26	$1.29	$0.49

        In March 1995, Insignia's shareholders adopted the 1995 Employee Share Purchase Plan (the "Purchase Plan") with 275,000 ordinary shares reserved for issuance thereunder. On July 21, 1998 the number of shares reserved for issuance was increased to 525,000. On May 27, 1999 the number was further increased to 900,000. The Purchase Plan enables employees to purchase ordinary shares at approximately 85% of the fair market value of the ordinary shares at the beginning or end of each six month offering period. The Purchase Plan qualifies as an "employee stock purchase plan" under section 423 of the U.S. Internal Revenue Code. During 2003, 2002 and 2001 we issued 5,110, 108,750 and 56,241 shares under the Purchase Plan, respectively. At December 31, 2003 and 2002 approximately 176,878 and 181,988 ordinary shares were reserved for future Purchase Plan issuances, respectively.

        In June 2003, we approved the issuance of options to purchase up to 250,000 ADSs to an outside consultant. The options are issued and exercisable upon achievement of certain milestones. The exercise price is $0.64 per share and the options expire 3 years from the date of issuance. As of December 31, 2003, 75,000 options were earned and exercisable. An additional 50,000 options were earned in January 2004 and the balance will lapse with the expiration of the contract in January 2004. In accordance with EITF 96-18, we recorded a charge of approximately $38,000 to earnings and an increase in the value of paid in capital, based on the number of options vested. The warrant will be revalued as it vests and future charges will be recorded based on the number of options that vest using the Black-Scholes pricing model.

Note 4—Employee Benefit and Pension Plans:

        We have a 401(k) plan covering all of our U.S. employees and a defined contribution pension plan covering all our United Kingdom employees. Under both of these plans, employees may contribute a percentage of their compensation and we make certain matching contributions. Both the employees' and Insignia's contributions are fully vested and nonforfeitable at all times. The assets of both these plans are held separately from those of Insignia in independently managed and administered funds. Our contributions to these plans aggregated $98,000 in 2003, $227,000 in 2002 and $239,000 in 2001.

Note 5—Income Taxes:

        The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
United States	$(3,798)	$(5,149)	$(6,592)
United Kingdom and other countries	(1,035)	(5,385)	(4,568)

	$(4,833)	$(10,534)	$(11,160)

        The components of the benefit for income taxes are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current:
U.S. federal	$—	$—	$—
U.S. state and local	2	20	1
United Kingdom and other countries	(512)	(2,134)	(153)

Total current	(510)	(2,114)	(152)

Total benefit	$(510)	$(2,114)	$(152)

        Our actual provision differs from the benefit computed by applying the statutory federal income tax rate to loss before income taxes as follows:

	Year Ended December 31,
	2003	2002	2001
U.S. federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State and local taxes, net of U.S. federal benefit	—	—	—
Foreign income taxes at other than U.S. rate	(10.6)	(20.1)	(1.4)
Utilization of operating loss carryforwards	—	—	—
Reserve for net deferred tax assets	34.0	34.0	34.0

Effective tax rate	(10.6)%	(20.1)%	(1.4)%

        The components of net deferred income tax assets are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Net operating loss carryforwards	$20,185	$19,008	$16,718
Tax credit carryforwards	402	402	1,120
Accrued expenses, allowance and other temporary differences	98	200	333

Net deferred tax assets before valuation allowance	20,685	19,610	18,171
Deferred tax asset valuation allowance	(20,685)	(19,610)	(18,171)

Net deferred taxes	$—	$—	$—

        As of December 31, 2003, we had available net operating loss carryforwards of approximately $46.9 million, $20.2 million and $12.5 million for U.S. Federal, state and foreign jurisdiction tax purposes, respectively. If not utilized, these carry forwards will completely expire at various times through 2023. The foreign net operating loss will expire in various amounts over future periods. The tax credits will begin to expire in 2003.

        As a result of the suspension of the use of NOL's for 2002 and 2003, California extended the carryover terms for NOL's created in 2000 and 2001 from 10 years to 12 years and for NOL's originating in 2002, the carryover period extended from 10 years to 11 years.

        Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2003 and 2002.

        The tax reform act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in stock ownership of a company. In the event we have a change in ownership, utilization of the federal and state carryforwards could be restricted.

        Effective 2002 and retroactive to 2000, research and development expenditures incurred in the United Kingdom qualified for a tax credit. The tax credit does not offset tax liability but rather is a refund. The estimated refund for 2003 is $391,000 and is recorded as a receivable on the balance sheet. The actual refund for 2002 and 2001 was $932,000 and $913,000, respectively. The excess of the refund received in 2003 over the receivable on the 2002 balance sheet has been included in the 2003 income tax benefit. The cumulative total for the three years ended 2002 was $2.1 million and was recorded on the 2002 income statement as a benefit for income taxes. A provision of $31,000 was recorded in 2002 which comprised $16,500 for Japanese tax withholding for payments made to the U.S. Subsidiary, $7,000 for local Japanese tax, $3,500 for Franchise state tax and $4,000 for French local tax.

Note 6—Net Income (Loss) Per Share:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net loss	$(4,323)	$(8,420)	$(11,008)

Calculation of basic net income (loss) per share:
Weighted average number of shares outstanding used in computation	21,231	19,937	19,248

Basic net loss per share	$(0.20)	$(0.42)	$(0.57)

Calculation of diluted net income (loss) per share:
Weighted average number of shares outstanding used in computation	21,231	19,937	19,248
Net effect of dilutive stock options, warrants and convertible securities outstanding	—	—	—

Weighted average number of shares and share equivalents	21,231	19,937	19,248

Diluted net loss per share	$(0.20)	$(0.42)	$(0.57)

        At December 31, 2003, approximately 4,525,105 stock options and 739,657 warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These stock options and warrants could be dilutive in the future. At December 31, 2002 and 2001, the excluded stock options were approximately 3,585,339 and 3,891,700, respectively. The excluded warrants at December 31, 2002 and 2001 were approximately 4,191,334 and 2,591,334, respectively.

Note 7—Commitments and Contingencies:

        Insignia is party to a number of noncancelable operating lease agreements.

        The following are future minimum payments under operating leases as of December 31, 2003 (in thousands):

Operating Leases
Year ending December 31,
2004	$217
2005	196
2006	107
2007	165
2008	165
Thereafter	762

Total minimum lease payments	$1,612

        Operating lease commitments above are net of sublease income of $79,000, $86,000 and $86,000 in 2004, 2005 and 2006, respectively. The rental expense under all operating leases was $425,000, $822,000 and $805,000 in 2003, 2002 and 2001, respectively. Rental expense was net of sublease rental income of $0 in 2003, $13,000 in 2002 and $702,000 in 2001.

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

Employment Agreements

        We have entered into two employment agreements with key executives which would require us to continue to pay salary for up to six months if any of these employees are terminated under certain circumstances as specified in the agreements.

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

        We operate in a single industry segment providing software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks. In 2003, the Jeode product line accounted for 94% of the total revenue of which Hewlett Packard Company accounted for 26% of total revenues. In 2002 and 2001, Phoenix Technologies, Ltd. ("Phoenix") accounted for 58% and 49%, respectively, of total revenues. No other customer accounted for 10% or more of our total revenues during 2003, 2002 or 2001.

Geographic information

        Financial information by geographical region is summarized below (in thousands):

	Year Ended December 31,
	2003	2002	2001
Revenues from unaffiliated customers:
United States	$655	$7,055	$9,878
International	55	201	395

Consolidated	$710	$7,256	$10,273

Intercompany revenues:
United States	$39	$161	$316
International	145	2,943	4,679
Intercompany items and eliminations	(184)	(3,104)	(4,995)

Consolidated	$—	$—	$—

Operating loss:
United States	$(3,785)	$(4,268)	$(6,316)
International	(4,149)	(5,910)	(5,411)

Consolidated	$(7,934)	$(10,178)	$(11,727)

Identifiable assets:
United States	$4,511	$4,269	$14,091
International	39,088	35,216	38,637
Intercompany items and eliminations	(36,805)	(33,032)	(34,960)

Consolidated	$6,794	$6,453	$17,768

Long-lived assets:
United States	$99	$189	$425
International	37,079	34,992	35,237
Intercompany items and eliminations	(36,805)	(33,032)	(34,960)

Consolidated	$373	$2,149	$702

        All of the international revenues and substantially all of the international identifiable assets relate to Insignia's operations in the United Kingdom. Intercompany sales are accounted for at prices intended to approximate those that would be charged to unaffiliated customers.

        Financial information by line of product is summarized below (in thousands):

	Year ended December 31,
	2003	2002	2001
SSP	$20	$—	$—
Jeode	670	7,256	10,123
SoftWindows	20	—	150

Total	$710	$7,256	$10,273

        Revenues from United States operations included export sales of $59,000, $311,000 and $1,030,000 in 2003, 2002 and 2001, respectively, which were primarily to customers in Asia and Europe.

        Revenue by geographic area for the year ended December 31, 2003 is as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total
OEM	$69	$35	$232	$336
Distributor	7	11	6	24
End user	334	13	3	350

Total	$410	$59	$241	$710

Percentage of total revenue	58%	8%	34%	100%

        Revenue by geographic area for the year ended December 31, 2002 is as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total
OEM	$1,876	$161	$98	$2,135
Distributor	4,851	139	67	5,057
End user	18	11	35	64

Total	$6,745	$311	$200	$7,256

Percentage of total revenue	93%	4%	3%	100%

        Revenue by geographic area for the year ended December 31, 2001 is as follows (in thousands):

	U.S.	U.S. Exports	Europe	Total
OEM	$2,155	$258	$365	$2,778
Distributor	6,692	772	12	7,476
End user	2	—	17	19

Total	$8,849	$1,030	$394	$10,273

Percentage of total revenue	86%	10%	4%	100%

        There were no European countries that accounted for more than 10% of total revenue.

Note 9—Equity Transactions and Warrants:

Recent Sales of Unregistered Securities

        In 1999, a private placement transaction resulted in an allocation of $1.4 million to mandatorily redeemable warrants, of which $590,000 was allocated to the warrants issued, and $850,000 was allocated to additional warrants issuable under certain circumstances. During the quarter ended June 30, 2003, $850,000, which represented the relative fair value of the additional warrants issuable in connection with the 1999 private placement, was reclassified from manditorily redeemable warrants to additional paid-in capital. The reclassification was a result of the expiration of our obligation to issue these warrants.

        Amounts classified as warrants will remain outside of shareholders' equity for the life of the warrant or until they are exercised, whichever occurs first. This classification reflects certain potential cash payments that may occur, should we complete a major transaction, such as a takeover, during the life of the warrants.

        On February 12, 2001 we entered into agreements whereby we issued 940,000 ordinary shares in ADS form at a price of $5.00 to a total of 4 investors, including Wind River Systems, Inc., and a member of our board of directors. We also issued warrants to purchase 470,000 ADSs to the investors, at an exercise price of the lower of the average quoted closing sale price of our ADS's for the ten trading days ending on the day preceding the date of the warrant holder's intent to exercise less a 10% discount, and $6.00. We received $4.7 million less offering expenses totaling $0.5 million. The warrants are exercisable and expire on February 12, 2004. All of these warrants were exercised in January 2004. We also issued warrants to purchase 25,000 ADSs to the placement agent exercisable at a price of $5.00. These warrants are exercisable and expire on February 12, 2006. The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act.

        In April 2001, three investors exercised their warrants for 282,500 ADSs. We received $682,283, net of $19,117 for legal fees for the warrant exercises. In March 2002, three investors exercised their warrants for 400,000 ADSs. We received $480,400, net of $15,400 for legal fees for the warrant exercises.

        In August 2003, warrants issued in the 1999 private placement were modified to reduce their exercise price to $0.40 per share. The modification was accounted for in accordance with SFAS 123 and resulted in a charge of approximately $88,000 to earnings and an increase in the value of the mandatorily redeemable warrants. In September 2003 and November 2003, warrants to purchase 334,177 and 112,500 ordinary shares were exercised for net proceeds of approximately $128,000 and $92,000, respectively. In connection with the exercise of the warrants, $640,000 was reclassified from mandatorily redeemable warrants to additional paid-in capital. Fusion exercised warrants to purchase 2,000,000 ordinary shares in September 2003 resulting in net proceeds of approximately $668,000. At December 31, 2003, warrants to purchase 739,657 ordinary shares are outstanding and exercisable, of which 470,000 were exercised in January 2004.

        In September 2003, 1,613,465 ordinary shares in ADS form were purchased under the Fusion Capital securities subscription agreement resulting in proceeds of $827,000 less offering expenses of $89,000. In November 2003, Fusion Capital purchased 1,766,667 ordinary shares in ADS form. We received $1.3 million less offering expenses totaling $114,000. In accordance with the subscription agreement, Fusion Capital may not beneficially own more than 9.9% of the total ordinary shares. As a result, Fusion Capital requested that we only issue 1,000,000 shares and issue the balance at a later date. This resulted in $575,000 recorded as stock subscription in the equity section of the balance sheet as of December 31, 2003. The balance of shares were issued in January 2004.

        In November 2003, we issued a warrant to purchase up to 500,000 ADSs to a strategic partner. The warrant becomes exercisable upon achievement of certain milestones and terminates on the third anniversary of the final milestone. The exercise price is $1.03 per share with respect to the first milestone, and the average of $1.03 and the then-current market price with respect to the other milestones. At December 31, 2003, none of the warrants had vested. The warrant will be valued as it vests and future charges will be recorded based on the amount of the warrant that vests using the Black-Scholes pricing model.

        On January 5, 2004, we issued 2,262,500 ordinary shares in ADS form at a price of $0.80 to a total of 10 investors. We also issued warrants to purchase 565,625 ADSs to the investors at an exercise price of $1.04. The warrants are exercisable immediately and expire January 5, 2009. We received $1.81 million less offering expenses totaling $224,000 in this transaction. We also issued warrants to purchase 108,562 ADSs to the placement agent exercisable at a price of $1.09 per share. These warrants are exercisable immediately and expire January 5, 2009.

Subscription Agreement

        On October 17, 2002, we entered into a securities subscription agreement ("Agreement") with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital has agreed to purchase, on each trading day following the effectiveness of a registration statement covering the American Depository Shares to be purchased by Fusion Capital, $10,000 of our American Depository Shares up to an aggregate of $6.0 million over a period of 30 months. The purchase price of the American Depository Shares will be equal to a price based upon the future market price of the shares without any fixed discount to the market price. In order to be in compliance with Nasdaq rules, we could not sell our ordinary shares to Fusion Capital at a price below $0.38, which represents the greater of the book value per share of our ordinary shares as of September 30, 2002 or the closing sale price per share of our ADSs on October 16, 2002. If we elect to sell our shares to Fusion Capital at a price per share below $0.38, we first would be required to obtain shareholder approval in order to be in compliance with applicable Nasdaq rules. Under the laws of England and Wales, we are not permitted to sell our ADSs at a purchase price that is less than the nominal value of our ordinary shares. Currently, the nominal value per ordinary share is the U.S. dollar equivalent of 20.5 pence. As of December 31, 2003, new ordinary shares of 3,380,132 were purchased under the Fusion Capital securities subscription agreement for a total of $1.9 million, net of issuance costs.

        Under the terms of the Agreement, we issued to Fusion Capital one redeemable warrant for American Depository Shares representing 1,000,000 ordinary shares, and one non-redeemable warrant for American Depository Shares representing 1,000,000 ordinary shares. The redeemable warrant may be redeemed by Insignia at any time on or before June 30, 2003 for an aggregate redemption price of $200,000. The exercise price per share of each warrant is the U.S. dollar equivalent of 20.5 pence. Each warrant expires on September 30, 2007. The fair value of the warrants was estimated at $544,000 on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield; risk-free rate of 2.5%; volatility of 101%; and expected life of five years. The fair value of the warrants have been expensed in other expense entirely for the year-ended December 31, 2002. Unless an event of default occurs under the Agreement, the shares issuable upon exercise of these warrants must be held by Fusion Capital until 30 months from the date of the Agreement or the date the Agreement is terminated. Fusion Capital exercised their 2,000,000 warrants for $668,000, net of issuance costs.

        The following table summarizes activity on warrants:

	Warrants outstanding and exercisable	Warrants outstanding exercise price
Balance, December 31, 2000	2,378,834	$4.77 - $6.00	(1)
Granted	495,000	$5.00 - $6.00	(1)
Exercised	(282,500)	$2.38 - $2.54

Balance, December 31, 2001	2,591,334	$4.77 - $6.00	(1)
Granted	2,000,000	par value
Exercised	(400,000)	$1.24

Balance, December 31, 2002	4,191,334	par value - $6.00	(1)
Granted	—	—
Exercised	(2,446,677)	$0.345 - $0.8371
Lapsed	(1,005,000)	$6.00	(1)

Balance, December 31, 2003	739,657	$4.77 - $6.00	(1)

(1)
The $6.00 warrants are the lesser of $6.00 or 90% of 10-day average market value.

Note 10—Sale of Java Virtual Machine Assets:

        On February 7, 2003, we entered into a $1.0 million loan agreement with esmertec AG ("esmertec"). The loan was made in two installments of $500,000 each on February 13, 2003 and February 26, 2003. The rate of interest on each loan is at prime plus two percent. Accrued interest is due on the last day of each month. The principal and any outstanding accrued interest is due on or before February 3, 2004. At December 31, 2003, the principal amount outstanding on this loan was $1.0 million. The principal was paid on January 15, 2004.

        On March 5, 2003, we entered into several other agreements (the "Agreements") with esmertec including a definitive agreement to sell certain assets relating to our Java Virtual Machine (JVM) product line in exchange for $3.5 million payable in installments. Payments under the agreement would be $800,000 on April 18, 2003, $800,000 on July 23, 2003, $800,000 on October 15, 2003, $800,000 on January 15, 2004 and $300,000 on April 15, 2004. The net assets amounting to approximately ($87,000) primarily included the fixed assets, certain liabilities, customer agreements and employees related to the JVM product line. Costs incurred relating to this transaction were approximately $531,000. We have recorded a gain on the sale of the assets of approximately $3,056,000 in other income on the statement of operations. The transaction closed on April 23, 2003. Under the terms of the Agreements, esmertec became the exclusive master distributor of the JVM technology in exchange for $3.4 million in minimum guaranteed royalties through June 30, 2004 at which time, the JVM technology rights will transfer to esmertec. Minimum payments under the license are as follows:

Due Date	Payment
April 30, 2003	$250,000
May 15, 2003	200,000
July 15, 2003	200,000
July 31, 2003	250,000
August 15, 2003	200,000
October 15, 2003	200,000
October 31, 2003	250,000
November 15, 2003	200,000
January 15, 2004	200,000
January 31, 2004	250,000
February 15, 2004	200,000
April 15, 2004	200,000
May 15, 2004	200,000
July 15, 2004	200,000
August 15, 2004	200,000
October 15, 2004	200,000

Total	$3,400,000

        As of December 31, 2003, the minimum payments due under this agreement have been paid in a timely manner.

        In addition, we can earn up to an additional $4.0 million over the next three years based on a percentage of esmertec's future sales of the JVM product. Additionally, the parties have entered into a cooperative agreement to promote Insignia's SSP software product to esmertec's mobile platform customers. The Agreements provide for esmertec to manage the existing Insignia JVM customer relationships and license the Insignia and esmertec technologies to sell to the then combined customer base and business partners. Under the Agreements esmertec will assume the entire JVM product line through a final asset purchase in June 2004.

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

Note 12—Line of Credit:

        On March 28, 2002, Insignia's U.S. subsidiary, Insignia solutions, Inc. ("Insignia U.S.") entered into an accounts receivable financing agreement with Silicon Valley Bank. The financing agreement allowed Insignia U.S. to borrow an amount up to 80% of eligible receivables not to exceed $1,200,000 with interest at the bank's prime rate plus two percentage points. Borrowings are subject to compliance with certain covenants, including a requirement to maintain specific financial ratios. Borrowings were secured by substantially all of the assets of Insignia U.S. There were no outstanding borrowings under this credit facility, and the credit line was cancelled on February 12, 2003.

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

Note 14—Joint Venture Agreement:

        On December 31, 2003, Insignia Solution, Inc. and J Tek Corporation entered into a joint venture ("JV") agreement. The business purpose of the JV will be to engage in the sale, within Korea, of Insignia's SSP software.

Note 15—Restructuring:

        In February 2003, we announced a restructuring of the organization to focus on the SSP technology. We restructured in both March and June resulting in a 62% headcount reduction and restructuring charges and payments of $498,000 from March through December 2003. In the third quarter of 2002, we completed a worldwide reduction of headcount of approximately 11% of our staff. Restructuring expenses of $296,000 consist of severance payments made during the third and fourth quarters of 2002. In October 2001, we reduced headcount by 25 employees and incurred $242,000 of restrucuturing expenses. Restructuring expenses which represented 70%, 4% and 3% of total revenues in 2003, 2002 and 2001, respectively, consisted of costs related to terminated employees, including severance payments as well as national insurance costs where legally required. At December 31, 2003 we have no future liability to any of the terminated employees.

Note 16—Significant Post Balance Sheet Events:

        On January 5, 2004, we issued 2,262,500 ordinary shares in ADS form at a price of $0.80 to a total of 10 investors. We also issued warrants to purchase 565,625 ADSs to the investors at an exercise price of $1.04. The warrants expire January 5, 2009. We received $1.81 million less offering expenses totaling $224,000 in this transaction. We also issued warrants to purchase 108,562 ADSs to the placement agent exercisable at a price of $1.09. These warrants are exercisable upon issuance and expire January 5, 2009. In addition, as of February 25, 2004, Insignia has received net proceeds of $389,000 for warrant exercises and $442,000 for stock option exercises since January 1, 2004.

        On January 15, 2004, the $1.0 million note payable to esmertec was repaid in full.

        Effective February 1, 2004 Insignia subleased half of its UK office space. The agreement expires December 31, 2009. Either party, with six months prior notice, may terminate the lease on January 1, 2006 or August 11, 2008.

Insignia Solutions plc

Schedule II

Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions	Deductions (Write-offs)	Balance at End of period
		(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2003	$50	$—	$(50)	$—
Year ended December 31, 2002	$488	$—	$(438)	$50
Year ended December 31, 2001	$42	$472	$(26)	$488

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Insignia Solutions plc:

        We have audited the accompanying consolidated balance sheet of Insignia Solutions plc and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed at Item 15(a)(2) as of and for the year ended December 31, 2003. The consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insignia Solutions plc and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2003 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Burr, Pilger & Mayer LLP
Palo Alto, California
February 2, 2004, except for the first paragraph of Note 16, which is as of February 25, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of Insignia Solutions plc:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Insignia Solutions plc and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) of this Annual Report on Form 10-K presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
January 17, 2003, except for Note 14, which is as of March 5, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2004.

INSIGNIA SOLUTIONS PLC
By:	/s/ MARK E. MCMILLAN Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark E. McMillan and Robert E. Collins, and each or any one of them, as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Insignia Solutions plc, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ MARK E. MCMILLAN Mark E. McMillan	Chief Executive Officer, President and a Director (Principal Executive Officer and Director)	March 15, 2004
/s/ ROBERT E. COLLINS Robert E. Collins	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 15, 2004
Additional Directors:
/s/ NICHOLAS, VISCOUNT BEARSTED Nicholas, Viscount Bearsted	Director	March 15, 2004
/s/ VINCENT S. PINO Vincent S. Pino	Director	March 15, 2004
/s/ DAVID G. FRODSHAM David G. Frodsham	Director	March 15, 2004
/s/ RICHARD M. NOLING Richard M. Noling	Director	March 15, 2004
/s/ JOHN C. FOGELIN John C. Fogelin	Director	March 15, 2004

INDEX TO EXHIBITS

        The following exhibits are filed as part of this Report:

Exhibit Number	Exhibit Title
2.01	Asset Purchase Agreement dated as of January 10, 1998, by and among Citrix Systems, Inc., Citrix Systems UK Limited and Registrant.(4)**
2.02	Amendment No. 1 to Asset Purchase Agreement dated as of February 5, 1998, by and among Citrix Systems, Inc., Citrix Systems UK Limited and Registrant.(4)**
3.02	Registrant's Articles of Association.(1)
3.04	Registrant's Memorandum of Association.(1)
4.01	Form of Specimen Certificate for Registrant's Ordinary Shares.(1)
4.02	Deposit Agreement between Registrant and The Bank of New York.(2)
4.03	Form of American Depositary Receipt (included in Exhibit 4.02).(2)
10.01	Registrant's 1986 Executive Share Option Scheme, as amended, and related documents.(1)*
10.02	Registrant's 1988 U.S. Stock Option Plan, as amended, and related documents.(1)*
10.03
Registrant's 1995 Incentive Stock Option Plan for U.S. Employees and related documents, as amended (incorporated by reference to Exhibit 4.04 to Registrant's Registration Statement on Form S-8 filed on December 13, 2000 (File No. 333-51760) ).*
10.05	Insignia Solutions Inc. 401(k) Plan.(1)*
10.06	Registrant's Small Self-Administered Pension Plan Definitive Deed and Rules.(1)*
10.10	Executive's Employment Agreement dated January 1, 1993 between Registrant and George Buchan.(1)*
10.14	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.(1)*
10.16	Lease between Registrant and The Standard Life Assurance Company dated November 3, 1992 and related documents.(1)
10.28
Registrant's U.K. Employee Share Option Scheme 1996, as amended (incorporated by reference to Exhibit 4.05 to Registrant's Registration Statement on Form S-8 filed on December 13, 2000 (File No. 333-51760)).*
10.33	Employment Agreement effective March 25, 1997 between Registrant and Richard M. Noling.(3)*
10.34	Consulting Agreement effective April 1, 1997 between Registrant and Nicholas, Viscount Bearsted.(3)*
10.36	Source Code License and Binary Distribution Agreement dated as of September 29, 1997 between Registrant and Silicon Graphics, Inc.(3)
10.38
Lease Agreement between Insignia Solutions, Inc. and Lincoln-Whitehall Pacific, LLC, dated December 22, 1997 (incorporated by reference to the exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.42	Registrant's 1995 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 4.06 to Registrant's Registration Statement on Form S-8 filed on April 12, 2000 (File No. 333-34632).*
10.44
Lease agreement between Registrant and Comland Industrial and Commercial Properties Limited dated August 12th, 1998 for the Apollo House premises and the Saturn House premises (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.46
Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 (incorporated by reference to the exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.50
License, Distribution, and Asset Purchase Agreement between Registrant and FWB Software, LLC dated October 6, 1999 (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.51
Registration Rights Agreement dated as of October 20, 1999, by and between Registrant and Quantum Corporation (incorporated by reference to Exhibit 4.14 to Registrant's Registration Statement on Form S-3 filed on February 13, 2001 (File No. 333-55498)).
10.52
Securities Purchase Agreement dated as of December 9, 1999, between Registrant and Castle Creek Technology Partners LLC (incorporated by reference to Exhibit 10.50 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.53
Securities Purchase Agreement dated as of December 9, 1999, between Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.51 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.54
Registration Rights Agreement dated as of December 9, 1999, between Registrant and Castle Creek Technology Partners LLC (incorporated by reference to Exhibit 4.05 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.55
Registration Rights Agreement dated as of December 9, 1999, between Registrant and the Purchasers named therein (incorporated by reference to Exhibit 4.08 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.56
ADSs Purchase Warrant issued to Castle Creek Technology Partners LLC dated December 9, 1999 (incorporated by reference to Exhibit 4.06 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.57
ADSs Purchase Reset Warrant issued to Castle Creek Technology Partners LLC dated December 9, 1999 (incorporated by reference to Exhibit 4.07 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.58	Form of ADSs Purchase Warrant issued December 9, 1999 (incorporated by reference to Exhibit 4.09 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.59	Form of ADSs Purchase Reset Warrant issued December 9, 1999 (incorporated by reference to Exhibit 4.10 to Registrant's Current Report on Form 8-K filed on December 15, 1999).
10.60
Line of Credit Loan Agreement and Promissory Note dated as of March 20, 2000 by and between Registrant and Vincent S. Pino, Rosemary G. Pino, Michael V. Pino and Tiffany R. Pino (incorporated by reference to Exhibit 4.15 to Registrant's Registration Statement on Form S-3 filed on February 13, 2001 (File No. 333-55498)).

10.61	Form of Subscription Agreement for the Purchase of units dated November 24, 2000 (incorporated by reference to Exhibit 10.52 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.62
Warrant Agreement, dated as of November 24, 2000, between Registrant and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.53 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.63	Form of ADSs Purchase Warrant issued November 24, 2000 (incorporated by reference to Exhibit 4.11 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.64	ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated November 24, 2000 (incorporated by reference to Exhibit 4.12 to Registrant's Current Report on Form 8-K filed on November 29, 2000).
10.65
OEM Agreement between Wind River Systems, Inc. and Insignia Solutions, Inc., dated December 22, 2000, as amended. (incorporated by reference to the exhibit of the same number from Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)**
10.66	Form of Subscription Agreement for the Purchase of units dated February 12, 2001 (incorporated by reference to Exhibit 10.54 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.67
Warrant Agreement, dated as of February 12, 2001, between Registrant and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.55 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.68	Form of ADSs Purchase Warrant issued February 12, 2001 (incorporated by reference to Exhibit 4.13 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.69	ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated February 12, 2001 (incorporated by reference to Exhibit 4.14 to Registrant's Current Report on Form 8-K filed on February 15, 2001).
10.70
Amendment No. 3, dated September 28, 2001, to the Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001). **
10.71
Addendum, dated June 6, 2001, to the Technology License and Distribution Agreement between Sun Microsystems, Inc. and Registrant, dated March 3, 1999 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001). **
10.72
Master Support Agreement between Sun Microsystems, Inc. and Registrant, dated September 28, 2001 (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001). **
10.73
Accounts receivable financing agreement between Silicon Valley Bank and Insignia Solutions Inc. dated March 28, 2002. (incorporated by reference to the Exhibit of the same number from Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 2002)
10.74
Form of Registration Rights Agreement by and between Registrant and Fusion Capital II, LLC (incorporated by reference to Exhibit 10.74 to Registrant's Current Report on Form 8-K filed on October 22, 2002).

10.75
Redeemable Warrant by and between Registrant and Fusion Capital II, LLC dated October 17, 2002 (incorporated by reference to Exhibit 10.74 to Registrant's Current Report on Form 8-K filed on October 22, 2002).
10.76
Non-Redeemable Warrant by and between Registrant and Fusion Capital II, LLC dated October 17, 2002 (incorporated by reference to Exhibit 10.74 to Registrant's Current Report on Form 8-K filed on October 22, 2002).
10.77
Securities Subscription Agreement by and between Registrant and Fusion Capital II, LLC dated October 17, 2002 (incorporated by reference to Exhibit 10.74 to Registrant's Current Report on Form 8-K filed on October 22, 2002).
10.78	Asset Purchase Agreement between Insignia Solutions plc (and subsidiaries) and esmertec A.G. dated March 4, 2003 (incorporated by reference to Exhibit 2.1 on Form 8-K filed on May 8, 2003)
10.79	Debenture Agreement between Insignia Solutions plc (and subsidiaries) and esmertec A.G. dated February 7, 2003 (incorporated by reference to Exhibit 2.2 on Form 8-K filed on May 8, 2003)
10.80	Loan Agreement between Insignia Solutions plc (and subsidiaries) and esmertec A.G. dated February 7, 2003 (incorporated by reference to Exhibit 2.3 on Form 8-K filed on May 8, 2003)
10.81	Guaranty Supplement Agreement between Insignia Solutions Inc. and esmertec A.G. dated February 7, 2003 (incorporated by reference to Exhibit 2.4 on Form 8-K filed on May 8, 2003)
10.82	Security Agreement between Insignia Solutions Inc. and esmertec A.G. dated February 7, 2003 (incorporated by reference to Exhibit 2.5 on Form 8-K filed on May 8, 2003)
10.83	Intellectual Property Agreement between Insignia Solutions plc and esmertec A.G. dated March 4, 2003 (incorporated by reference to Exhibit 2.6 on Form 8-K filed on May 8, 2003)
10.84	Master Distribution and License Agreement between Insignia Solutions plc and esmertec A.G. dated March 4, 2003 (incorporated by reference to Exhibit 2.7 on Form 8-K filed on May 8, 2003)
10.85	Warrant Agreement between Insignia Solutions plc and International Business Machines Corporation dated November 24, 2003**
14.0	Code of Ethics
21.01	List of Registrant's subsidiaries.(2)
23.01	Consent of Burr, Pilger & Mayer LLP, Independent Accountants
23.02	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.01	Power of Attorney (included on signature page).
31.1	Section 302 certification of Chief Executive Officer
31.2	Section 302 certification of Chief Financial Officer
32.1	Section 906 certification of Chief Executive Officer

32.2	Section 906 certification of Chief Financial Officer

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
  Item 2—Properties
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
  Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A—Controls and Procedures
PART III
  Item 10—Directors and Executive Officers of the Registrant
Summary Compensation Table
Option Grants in 2003
Aggregated Option Exercises in 2003 and Year-End Option Values
PART IV
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
REPORT OF INDEPENDENT ACCOUNTANTS
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS