Form 10-Q
period 2004-03-31
INSIGNIA SOLUTIONS PLC
filed 2004-05-17
CIK 1002390

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or,

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

As of May 3, 2004, there were 29,141,353 ordinary shares of £0.20 each nominal value, outstanding.

INSIGNIA SOLUTIONS PLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSIGNIA  SOLUTIONS PLC

CONDENSED  CONSOLIDATED  BALANCE  SHEETS

(amounts  in  thousands, unaudited)

	March 31, 2004	December 31, 2003
A S S E T S

Current assets:
Cash and cash equivalents	$2,839	$2,212
Restricted cash	20	20
Accounts receivable, net	200	50
Other receivable	1,363	1,153
Tax receivable	436	391
Prepaid royalties	—	2,185
Prepaid expenses	383	410
Total current assets	5,241	6,421

Property and equipment, net	149	154
Investment in affiliate	75	—
Other assets	226	219
	$5,691	$6,794

L I A B I L I T I E S, R E D E E M A B L E W A R R A N T S A N D S H A R E H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$320	$468
Accrued liabilities	995	1,239
Note payable	—	1,000
Deferred revenue	820	1,460
Total current liabilities	2,135	4,167

Redeemable warrants	38	38
Shareholders’ equity:
Ordinary shares	9,561	8,111
Additional paid-in capital	63,862	61,898
Common stock subscription	—	575
Accumulated deficit	(69,444)	(67,534)
Other accumulated comprehensive loss	(461)	(461)
Total shareholders’ equity	3,518	2,589

	$5,691	$6,794

The accompanying notes are an integral part of these condensed consolidated financial statements

INSIGNIA  SOLUTIONS  PLC

CONDENSED  CONSOLIDATED  STATEMENTS  OF OPERATIONS

(amounts  in thousands,  except  per  share  amounts, unaudited)

	Three months ended March 31,
	2004	2003
Net revenues:
License	$316	$192
Service	3	187

Total net revenues	319	379

Cost of net revenues:
License	23	115
Service	—	52

Total cost of net revenues	23	167

Gross profit	296	212

Operating expenses:
Sales and marketing	816	645
Research and development	811	1,306
General and administrative	591	1,144
Restructuring	—	326

Total operating expenses	2,218	3,421

Operating loss	(1,922)	(3,209)

Interest income (expense), net	(1)	(1)
Other income (expense), net	(13)	13

Loss before income taxes	(1,936)	(3,197)

Provision for (benefit from) income taxes	(26)	2

Net loss	$(1,910)	$(3,199)

Basic and diluted net loss per share	$(0.07)	$(0.16)

Weighted average shares and share equivalents:
Basic and Diluted	28,616	20,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,910)	$(3,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26	45
Allowance for doubtful accounts	—	(22)
Non-cash charge for warrant issuance	349	—
Net changes in assets and liabilities:
Accounts receivable	(150)	556
Other receivables	(1,010)	(3)
Tax receivable	(45)	(4)
Prepaid royalties	2,185	99
Prepaid expenses	27	217
Other assets	(7)	100
Accounts payable	(148)	459
Accrued liabilities	(244)	(132)
Accrued severance	—	209
Deferred revenue	(840)	(83)
Income tax payable	—	(4)
Net cash used in operating activities	(1,767)	(1,762)
Cash flows from investing activities:
Investment in affiliate	(75)	—
Purchases of property and equipment	(21)	(1)
Proceeds from release of restricted cash	—	160
Net cash provided by (used in) investing activities	(96)	159
Cash flows from financing activities:
Proceeds from issuance of shares, net	1604	—
Proceeds from exercise of warrants	389	—
Proceeds from note payable	—	1,000
Proceeds from exercise of stock options and employee stock purchase plan	497	1
Net cash provided by financing activities	2,490	1,001
Net increase (decrease) in cash and cash equivalents	627	(602)
Cash and cash equivalents at beginning of the period	2,212	726
Cash and cash equivalents at end of the period	$2,839	$124

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(unaudited)

Note 1.  Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Insignia Solutions plc (“Insignia”, “us” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation.  Interim results are not necessarily indicative of results for a full year.  These condensed consolidated financial statements and notes should be read in conjunction with Insignia’s audited consolidated financial statements for the year ended December 31, 2003 and footnotes thereto, included in Insignia’s Annual Report on Form 10-K.

During the past 24 months, we have incurred an aggregate loss from operations and negative operating cash flows of $18,512,000 and $11,867,000, respectively.  We have undertaken measures to reduce operating expenses and redesign our commercial efforts to adapt to new developments.  Assuming the receipt of the remaining $1.3 million of the $6.9 million due from esmertec A.G. (“esmertec”) under the Asset Purchase Agreement and the Master Distribution and License Agreement, each dated March 4, 2003, and the definitive agreements signed on April 23, 2003, (as well as the Charge Over Intellectual Property, Deed of Release, Assignment of Intellectual Property Rights and Licenses (Deferred IP) all signed on February 13, 2004), we believe that Insignia will have sufficient funds to meet its operating and capital requirements through the end of fiscal year 2004.  However, there can be no assurance that we will not require additional funding or that we will be able to obtain additional funding if needed, on acceptable terms or at all.  The failure to raise additional funds, if needed, on a timely basis and on sufficiently favorable terms could have a material adverse effect on our business, operating results and financial condition.  Insignia’s liquidity may also be adversely affected in the future by factors such as an increase in interest rates, inability to borrow without collerateral, availability of capital financing and continued operating losses.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We follow accounting principles generally accepted in the United States of America.  We conduct most of our business in U.S. dollars.  All amounts included in the financial statements and in the notes herein are in U.S. dollars unless designated ‘‘£’’, in which case they are in British pound sterling.  The exchange rates used between the U.S. dollar and the British pound sterling were $1.83 and $1.58 (expressed in U.S. dollars per British pound sterling) at March 31, 2004 and 2003, respectively.

Note 2.  Net loss per share

Net loss per share is presented on a basic and diluted basis, and is computed by dividing net loss by the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the period.  Ordinary equivalent shares consist of warrants and stock options (using the treasury stock method).  Under the basic method of calculating net loss per share, ordinary equivalent shares are excluded from the computation.  Under the diluted method of calculating net loss per share, ordinary equivalent shares are excluded from the computation only if their effect is anti-dilutive.

Calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
Numerator – basic and diluted:
Net loss	$(1,910)	$(3,199)

Denominator calculation of basic loss per share:
Weighted average number of ordinary shares outstanding	28,616	20,089

Basic net loss per share	$(0.07)	$(0.16)

Denominator calculation of diluted loss per share:
Weighted average number of ordinary shares outstanding	28,616	20,089
Dilutive common equivalent shares	—	—
Weighted average number of ordinary shares outstanding	28,616	20,089

Diluted net loss per share	$(0.07)	$(0.16)

The following number of options and warrants have not been included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2004	2003

Options	4,299,737	3,308,179
Warrants	1,143,844	4,191,334

Note 3.  Stock based compensation

Insignia accounts for stock based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and complies with the disclosure provisions of  Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure – an Amendment of FASB Statement No.123”.  The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No.123, “Accounting for Stock Based Compensation” to stock based compensation.

	Three months ended March 31,
	2004	2003

Net loss-as reported	$(1,910)	$(3,199)
Less stock based compensation expense determined under fair value based method	(174)	(264)
Net loss-pro forma	$(2,084)	$(3,463)
Basic and diluted net loss per share - as reported	$(0.07)	$(0.16)
Basic and diluted net loss per share - pro forma	$(0.07)	$(0.17)

In accordance with the disclosure provisions of SFAS 123, the fair value of employee stock options granted during the three months ended March 31, 2004 and 2003 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

	Three months ended March 31,
	2004	2003
Stock Options:
Volatility range	143-198%	59%
Risk-free interest rate range	1.1-3.2%	1.0-3.1%
Dividend yield	0%	0%
Expected life (years)	4	4

Employee Stock Purchase Plan:
Volatility range	198%	59%
Risk-free interest rate range	1.1%	1.2%
Dividend yield	0%	0%
Expected life (years)	0.5	0.5

Note 4.  New accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 have been delayed and currently apply to the first fiscal year or interim period beginning after December 15, 2003. We do not have any entities as of March 31, 2004 that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

Note 5.  Esmertec Agreements

On February 7, 2003, we entered into a loan agreement with esmertec whereby esmertec loaned Insignia $1 million. The loan was made in two installments of $500,000 each on February 13, 2003 and February 26, 2003.  The rate of interest on each loan was at prime plus two percent.  Accrued interest was due on the last day of each month.  The outstanding principal of $1.0 million was paid on January 15, 2004.  The accrued interest of $55,161 was paid March 15, 2004.  At March 31, 2004, there was no balance outstanding under this agreement.

On March 4, 2003, we entered into several other agreements (the “Agreements”) with esmertec including a definitive agreement to sell certain assets relating to our Java Virtual Machine

(“JVM”) line of business in exchange for $3.5 million payable in installments.  Payments under the agreement were $800,000 on April 18, 2003, $800,000 on July 23, 2003, $800,000 on October 15, 2003, $800,000 on January 15, 2004 and $300,000 on April 15, 2004.  The assets primarily included the fixed assets, customer agreements and employees related to the JVM line of business.  The transaction closed on April 23, 2003.  Under the terms of the Agreements, esmertec became the exclusive master distributor of the JVM technology in exchange for $3.4 million in minimum guaranteed royalties through June 30, 2004 at which time, the JVM technology rights will transfer to esmertec.  Minimum payments under the license are as follows:

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

As of March 31, 2004, the minimum payments under this agreement have been paid in a timely manner.

In addition, we can earn up to an additional $4.0 million over the next three years based on a percentage of esmertec’s future sales of the JVM product.  Additionally, the parties have entered into a cooperative agreement to promote Insignia’s Secure System Provisioning (“SSP”) software product to esmertec’s mobile platform customers.  The Agreements provide for esmertec to manage the existing Insignia JVM customer relationships and license the Insignia and esmertec technologies to the then combined customer base and business partners.

As part of the sale of our JVM product line, we transferred 42 employees to esmertec, of which 31 were development engineers.  In addition, as part of the sale, esmertec entered into an agrement with our U.K. building landlord to assume the lease on one of the two buildings leased by Insignia.

On February 13, 2004, Insignia and esmertec executed the final purchase agreement upon signing the Limited Assignment of Rights of Technology License and Distribution Agreement.  The final purchase agreement transferred the intellectual property of Jeode and the title for the prepaid royalities to esmertec.

The Jeode platform had been our principal product line since the third quarter of 1999.  With the completion of the sale of our JVM business to esmertec in April 2003, Insignia’s sole product line consists of its SSP products for the mobile handset and wireless carrier industry.  We began shipment of our SSP product to customers in the fourth quarter of 2003.

Note 6. Commitments and Contingencies

In June 2001, Insignia and Sun Microsystems, Inc. (“Sun”) entered into an addendum (the “Addendum”) to the Distribution Agreement relating to distribution of products to an Insignia customer.  In addition, in September 2001, the two companies entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement (the “Distribution Agreement”) between the two companies.  The Amendment and the Addendum each require Insignia to make non-refundable royalty prepayments to Sun.  A total of $7.0 million of prepaid royalties were paid to Sun under these agreements through the third quarter of 2002.  There are no additional royalty prepayments due to Sun under this agreement.  The amended Distribution Agreement expires June 30, 2004.  Any unused royalty prepayments outstanding on June 30, 2004 will be forfeited.  The prepaid royalty balance as of February 13, 2004 was $2.2 million.  The entire prepaid royalty balance was transferred to esmertec under the final asset purchase agreement.  Sun agreed to the transfer to esmertec effective as of June 14, 2003.

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

In our sales agreements, we typically agree to indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties for the products, as delivered by Insignia.  The terms of these indemnification provisions are generally perpetual.  The maximum amount of potential future indemnification is unlimited; however, we normally retain the right to limit the remedies the customer may receive.  We have not paid any amounts to settle claims or defend lawsuits.

Insignia, on a limited basis, has granted price protection.  The terms of these agreements are generally perpetual.  We have not recorded any liabilities for these potential future payments either because they are not probable or we have yet to incur the expense.

Insignia typically warrants the binary version and the source code licenses of its software product against defects in material and workmanship under normal use and service for a period of ninety days.  There is no warranty accrual recorded because potential future payments either are not probable or we have yet to incur the expense.

Note 7.  Segment reporting

Insignia operates in a single industry segment providing software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks. In the first quarter of 2004, revenues received from sales of SSP products and from esmertec with regard to our percentage of the revenue share program from sales of the Jeode product line accounted for 71% and 29% of the revenue, respectively. In the first quarter of 2004, one United States customer, Insignia Asia and esmertec accounted for 47%, 24% and 22% of total revenues, respectively.  In the first quarter of 2003, one customer accounted for 34% of total revenues. No other customer accounted for 10% or more of Insignia’s total revenues during the first quarter of 2004 or 2003.  Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 47% of total revenues in the three months ended March 31, 2004, and 12% of total revenues in the three months ended March 31, 2003.

Note 8.  Equity transactions and warrants

On January 5, 2004, we issued 2,262,500 ordinary shares in ADS form at a price of $0.80 to a total of 10 investors. We also issued warrants to purchase 565,625 ADSs to the investors at an exercise price of $1.04. The warrants are exercisable immediately and expire January 5, 2009. We received $1.81 million less offering expenses totaling approximately $0.2 million in this transaction. We also issued warrants to purchase 108,562 ADSs to the two principals of the placement agent, which are exercisable at a price of $1.09 per share. These warrants are exercisable immediately and expire January 5, 2009.

In January 2004, new ordinary shares of 766,667 were issued to Fusion Capital pursuant to a binding commitment to deliver such shares entered into in November 2003.

The following table summarizes the warrant activity during the three months ended March 31, 2004.

	Warrants outstanding and exercisable	Warrants outstanding exercise price
Balance, December 31, 2003	739,657	$4.77 - $6.00	(1)
Granted	874,187	$1.03 - $1.09
Exercised	(470,000)	$0.85
Balance, March 31, 2004	1,143,844	$1.04-$6.00	(1)

(1) The $6.00 warrants are the lesser of $6.00 or 90% of 10-day average market value

Note 9.  Related party transaction

During the three months ended March 31, 2003, Insignia recognized license revenue of $22,000 from Phoenix Technologies.  The CEO of Phoenix Technologies was a director on Insignia’s board of directors from March 1997 until March 2001.

On February 13, 2001, we entered into a promissory note with Richard M. Noling, then President and Chief Executive Officer of Insignia whereby Mr. Noling borrowed $150,000 from the U.S.-based subsidiary of Insignia.  The promissory note was due in three equal installments, on each annual anniversary from the date of the note.  Interest accrued on the unpaid principal balance at a rate per annum equal to the prime lending rate of interest as listed in the Wall Street Journal plus 1%.  Accrued interest was due and payable monthly in arrears on the last calendar day of each month, beginning March 31, 2001.  The note was amended on January 24, 2002 to extend the first and subsequent installments by one year.  The first installment became due on February 13, 2003.  Mr. Noling’s employment was terminated with Insignia effective February 14, 2003.  We forgave, effective March 6, 2003, the balance of the loan, $128,154, in lieu of any bonus compensation.

On December 31, 2003, Insignia entered into a joint venture agreement with J Tek Corporation to form Insignia Asia Chusik Hoesa (“Insignia Asia”).  During the three months ended March 31, 2004, Insignia recognized license revenue of $75,000 from Insignia Asia.

Note 10.  Restructuring

Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” requires restructuring charges to be recorded at the commitment date.  On February 11, 2003, we announced a restructuring of the organization to focus on the SSP technology. The restructuring charges for the quarters ended March 31, June 30, September 30 and December 31, 2003 were $326,000, $173,000, ($19,000) and $18,000, respectively, for employee termination benefits. Restructuring charges paid in the first through fourth quarters of 2003 were $117,000, $167,000, $109,000 and $115,000, respectively.  There were no accrued restructuring charges as of December 31, 2003 and March 31, 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Insignia’s Form 10-K for the year ended December 31, 2003 (the “Form 10-K”).

This Form 10-Q contains forward-looking statements. Words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions are used to identify forward-looking statements. These forward-looking statements concern matters which include, but are not limited to, the revenue model and market for the SSP product line, the features, benefits and advantages of the SSP platform, international operations and sales, gross margins, spending levels, the availability of licenses to third-party proprietary rights, business and sales strategies, matters relating to proprietary rights, competition, exchange rate fluctuations and our liquidity and capital needs. These and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the demand for the SSP platform; the performance and functionality of SSP technology; our ability to deliver products on time, and market acceptance of new products or upgrades of existing products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; product life cycles; quality control of products sold; competitive conditions in the industry; economic conditions generally or in various geographic areas; and the other risks listed from time to time in the reports that we file with the U.S. Securities and Exchange Commission. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three month periods ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004	2003
Net revenues:
License	99.1%	50.7%
Service	0.9%	49.3%

Total net revenues	100%	100.0%

Cost of net revenues:
License	7.2%	30.4%
Service	0%	13.7%

Total cost of net revenues	7.2%	44.1%

Gross profit	92.8%	55.9%

Operating expenses:
Sales and marketing	255.8%	170.2%
Research and development	254.2%	344.6%
General and administrative	185.3%	301.9%
Restructuring	0.0%	86.0%

Total operating expenses	695.3%	902.7%

Operating loss	(602.5)%	(846.8)%

Interest income (expense), net	(0.3)%	(0.2)%
Other income (expense), net	(4.1)%	3.4%

Loss before income taxes	(606.9)%	(843.6)%

Provision for (benefit from) income taxes	(8.2)%	0.5%

Net loss	(598.7)%	(844.1)%

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

The Current Economic Environment

The economic climate in which we operate has been difficult over the last three years, and information technology (“IT”) spending has decreased dramatically. This has had an effect on our ability to generate new license fees, as IT budgets have been reduced or frozen and expenditures like those required to purchase some of our products have been quite limited. We cannot provide any assurance that these pressures on IT spending will ease, or that the general economic climate will improve. Continued competitive pressure and a weak economy could have a continuing pronounced effect on our operating results. We have undertaken a variety of cost reduction measures designed to bring our operating expenses in line with our perceptions of the business climate, including workforce reductions.

Critical accounting policies and estimates

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates.  These estimates affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The most significant estimates and assumptions relate to revenue recognition, the recoverability of prepaid royalties, and the adequacy of allowances for doubtful accounts. Actual amounts could differ from these estimates.

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

For arrangements with multiple obligations (for example, undelivered maintenance and support), we will allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us.  This means that we will defer revenue equivalent to the fair value of the undelivered elements.  Fair value for the ongoing maintenance and support obligation is based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts.  Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers.

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

Prepaid royalties

Our agreements with licensors sometimes require us to make advance royalty payments or pay royalties based on product sales.  Prepaid royalties are capitalized and amortized as cost of sales based on the contractual royalty rate based on actual net product sales.  We continually evaluate recoverability of prepaid royalties and, if necessary, will charge to cost of sales any amount that we deem unlikely to be recoverable in the future.  The prepaid royalties carried on the balance sheet for the quarter ended March 31, 2003 were subject to the terms of the Distribution Agreement between Sun and Insignia, which required us to use these prepaid licenses before June 30, 2004.  The title to these prepaid royalties was transferred to esmertec upon executing the Limited Assignment of Rights of Technology License and Distribution Agreement, on February 13, 2004.

Revenues

	Three months ended March 31,
	2004	2003
	(in thousands)

License revenue	$316	$192
Service revenue	3	187
Total net revenue	$319	$379

The SSP product line was our sole business for the first quarter of 2004 and the Jeode product line was our primary business for the first quarter of 2003.  Revenue from the Jeode product line was derived from four main sources: (1) the sale of a development license, (2) the sale of annual maintenance and support contracts/services, (3) prepaid royalties and transactional occurrence fees based on shipments of products that include Jeode technology, and (4) nonrecurring engineering activities.  Revenue from the SSP product line is derived from a combination of sources including (1) initial licensing fees, (2) transactional occurrence fees, (3) support and maintenance fees, and (4) engineering service fees.

The 16% decrease in total revenues from the first quarter of 2003 to the first quarter of 2004 was primarily due to decreased service revenues relating to the Jeode platform product line as a result of the sale of the JVM product line.  The Jeode platform accounted for 29% and 95% of total revenue for the three months ended March 31, 2004 and 2003, respectively.  Future revenue from Jeode will be recognized as a percentage of the revenue share program with esmertec from the sale of the JVM product line.  Jeode revenue is expected to continue to decrease from prior quarters.

License revenue and service revenue accounted for 99% and 1%, respectively, of total revenues in the first quarter of 2004.  In the first quarter of 2003, license revenue and service revenue accounted for 51% and 49%, respectively.

The increase in license revenues from the first quarter of 2003 to the first quarter of 2004 was primarily due to revenues generated from our new SSP product initially shipped in December 2003.  Jeode license revenues for the three months ended March 31, 2004 (from our revenue share program with esmertec) and the three months ended March 31, 2003 accounted for 29% and 90% of total license revenues, respectively.

The 98% decrease in service revenues from the first quarter of 2003 to the first quarter of 2004 was primarily due to decreased Jeode engineering and Jeode support contracts.  Jeode service revenues for the three months ended March 31, 2004 and the three months ended March 31, 2003 was 0% and 100% of total service revenues, respectively.

Sales to distributors and OEM’s representing more than 10% of total revenue in each period accounted for the following percentages of total revenues.

	Three months ended March 31,
	2004	2003
Distributors:
Hewlett Packard	—	34%
All Distributors:	93%	35%
OEM’s:
All OEM’s	7%	61%

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 53% of total revenues in the three months ended March 31, 2004 and 10% of total revenues in the three months ended March 31, 2003.

Cost of revenues and gross margin

	Three months ended March 31,
	2004	2003
	(in thousands, except percentages)

Cost of license revenue	$23	$115
Gross margin: license revenue	93%	40%

Cost of service revenue	$0	$52
Gross margin: service revenue	100%	72%

Total cost of revenues	$23	$167
Gross margins: total revenues	93%	56%

Cost of license revenue is mainly comprised of royalties to third parties. Cost of service revenue includes costs associated with nonrecurring engineering activities and end-user support under maintenance contracts.

We believe that the significant factors affecting the Jeode platform gross margin include pricing of the development license, pricing of the unit usage and royalties paid to third parties such as Sun Microsystems, Inc. (“Sun”).  In early 1999, we signed a five-year agreement with Sun under which Sun established us as an authorized virtual machine provider.  Under this agreement, we are required to pay Sun a per unit royalty on each Jeode platform-enabled smart device shipped by our customers, plus a royalty on all development licenses put in place between our customers and us. In the third quarter of 2001, we amended our license agreement with Sun.  The amendment expanded the scope of the licensed technology, changed the royalty rate, limited the royalty obligations solely to units licensed, established required prepaid royalties and extended the expiration date of the contract from March 2004 to June 2004.  The title to these prepaid royalties was transferred to esmertec in February 2004.  The increase in license revenue gross margins in the first quarter of 2004 was due to higher gross margins on our recently launched SSP product line compared to the lower product gross margins in the first quarter of 2003 as a result of sharing the March 2003 JVM revenue with esmertec.

Gross margin for service revenue is impacted by the level and pricing terms of nonrecurring engineering activities, which can vary from customer to customer, from contract to contract and based on the level of maintenance contracts sold.  Gross margin for service revenue increased in the first quarter of 2004 to 100% from 72% in the same period of 2003 due to revenue received from a service and maintenance contract in the first quarter of 2004.

Operating expenses

	Three months ended March 31,
	2004	2003
	(in thousands, except percentages)

Sales and marketing	$816	$645
Percentage of total revenues	256%	170%

Research and development	$811	$1,306
Percentage of total revenues	254%	345%

General and administrative	$591	$1,144
Percentage of total revenues	185%	302%

Sales and marketing expenses consist primarily of personnel and related overhead costs, salesperson commissions, advertising and promotional expenses and trade shows.  Sales and marketing expenses increased by 27% in the quarter ended March 31, 2004 from the quarter ended March 31, 2003. The primary reason for the increase was a non-cash charge of $349,000 for warrants that were issued to outside partners supporting the Company’s SSP product launch. Without the $349,000 charge in the first quarter of 2004, sales and marketing expenses would have been $467,000, which was a decrease of 28% from the first quarter of 2003, primarily as a result of reducing salary related costs in sales and marketing as a result of transferring the JVM product line expenses to esmertec in March 2003. Excluding the warrant charge of $349,000 in the first quarter of 2004, we anticipate a moderate increase in sales and marketing expense in the near term as we continue to launch our new SSP product line.

Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy and equipment depreciation.  Research and development expenses decreased by 38% in the three months ended March 31, 2004 compared to the same period in 2003.  The primary reason for the decrease was a reduction in salaries and personnel related costs in the first quarter of 2004 as a result of transferring the JVM product line expenses and related headcount to esmertec in March 2003.  Research and development expenses are expected to remain approximately the same in the near term.

General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems, human resources and general management.  General and administrative expenses decreased by 48% in the three months ended March 31, 2004 compared to the same period of 2003.  The decrease was primarily due to a reduction in salaries, personnel related costs and facility costs.  Salaries and personnel costs decreased due to a reduction in force in the quarter ended March 31, 2003 and the transfer of the JVM product line expenses effective March 4, 2003.  General and administrative expenses are expected to remain approximately the same in the near term.

Restructuring

	Three months ended March 31,
	2004	2003
	(in thousands, except percentages)

Restructuring	$0	$326
Percentage of total revenues	0%	86%

On February 11, 2003, we announced a restructuring of the organization to focus on the SSP technology.  Restructuring expenses consisted of severance payments paid in the quarter ended March 31, 2003 of $117,000 and continuing severance payments of $209,000 in the quarters ended June 30, 2003 and September 30, 2003.  Restructuring expenses represented 86% of total revenues for the quarter ended March 31, 2003.

Interest income (expense), net

	Three months ended March 31,
	2004	2003
	(in thousands, except percentages)

Interest income (expense), net	$(1)	$(1)
Percentage of total revenues	—	—

Net interest expense was $1,000 for the first quarter of 2004 and remained the same as it was in the three months ended March 31, 2003.  We anticipate interest income (expense), net to increase in the near term, as a result of paying the note payable due to esmertec in the first quarter of 2004 and increased cash balances.

Other income (expense), net

	Three months ended March 31,
	2004	2003
	(in thousands, except percentages)

Other income (expense), net	$(13)	$13
Percentage of total revenues	(4)%	3%

Net other income (expense) decreased from income of $13,000 in the three months ended March 31, 2003 to an expense of $13,000 in the three months ended March 31, 2004, primarily reflecting foreign exchange gains or losses in the respective periods.

For the three months ended March 31, 2004 approximately 100% of our total revenues and 66% of our operating expenses were denominated in U.S. dollars.  Most of our remaining expenses are British pound sterling denominated and consequently we are exposed to fluctuations in British pound sterling exchange rates.  There can be no assurance that such fluctuations will not have a material effect on our results of operations in the future.  We did not enter with any currency option hedge contracts in 2003 or the first quarter of 2004.

We have, at times, an investment portfolio of fixed income securities that are classified as “available-for-sale-securities.”  These securities, like all fixed income instruments, are subject to interest rate risk and will decrease in value if market interest rates increase.  We attempt to limit this exposure by investing primarily in short-term securities.

Provision for (benefit from) for income taxes

	Three months ended March 31,
	2004	2003
	(in thousands)

Provision for (benefit from) for income taxes	$(26)	$2
Effective income tax rate	(1)%	—

Our benefit from income taxes of $26,000 for the three months ended March 31, 2004 primarily represented a refund received from the United Kingdom for research and development claims.

The provision for income taxes for the three months ended March 31, 2003 primarily represented payments to U.S. tax authorities for annual filing fees.  We have recorded a full valuation allowance against all deferred tax assets, primarily comprised of net operating losses, on the basis that significant uncertainty exists with respect to their realization.

Effective 2002 and retroactive to 2000, research and development expenditures incurred in the United Kingdom qualified for a tax credit.  The tax credit does not offset tax liability but rather is a refund.  The estimated refund for 2003 was $436,000 and was recorded as a tax receivable on the balance sheet.

Liquidity and capital resources

	March 31,
	2004	2003
	(in thousands)

Cash, cash equivalents and restricted cash	$2,859	$214
Working capital (deficit)	$3,106	$(652)
Net cash used in operating activities for the three month period	$(1,767)	$(1,762)

We have transitioned our product focus from the Jeode product to our SSP product line.  This change in product focus has resulted in a redirection of available resources from Insignia’s historical revenue base towards the development and marketing efforts associated with the SSP product. Cash used in operating activities in the first quarter of 2004 totaled $1,767,000 compared to $1,762,000 for the same period in 2003.  For the three months ended March 31, 2004, cash used in operating activities resulted primarily from a net loss of $1,910,000, a decrease in deferred revenue of $840,000, a decrease in accounts payable and accrued liabilities of $392,000, and an increase in accounts receivable and other receivable of $1,160,000.  These were partially offset by a decrease in prepaid royalities of $2,185,000 and a non-cash charge for warrants in the amount of $349,000.

Cash used in investing activities for the three months ended March 31, 2004 was $96,000, which consisted of an investment in an affiliate and purchases of property and equipment.

Cash provided by financing activities for the three months ended March 31, 2004 was $2,490,000, resulting from share issuance in the amount of $1,604,000, and proceeds from the exercise of stock options and warrants amounting to $886,000.

Our cash, cash equivalents and restricted cash were $2,859,000 at March 31, 2004, an increase of $627,000 from $2,232,000 at December 31, 2003.  At March 31, 2004, we had a working capital surplus of $3,106,000. The principal source of working capital came as a result of the issuance of shares. At March 31, 2003, we had a working capital deficit of $652,000.  Capital additions totaled $21,000 and $1,000 for the three months ending March 31, 2004 and 2003, respectively. We have no material commitments for capital expenditures or strategic investments. Our commitments for expenditures consist of building leases in the U.K. and U.S.

As of March 31, 2004, we had the following contractual cash obligations (including operating lease obligations that were restructured pursuant to the sale of the JVM product line) (in thousands):

Operating leases
Year ending December 31,
2004 (April 1, 2004 through December 31, 2004)	$222
2005	282
2006	193
2007	165
2008	165
Thereafter	762
$1,789

As of March 31, 2004, two customers accounted for 100% of our total accounts receivable.

In June 2001, Insignia and Sun Microsystems, Inc. (“Sun”) entered into an addendum (the “Addendum”) to the Distribution Agreement relating to distribution of products to an Insignia customer. In September 2001, the two companies entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement (the “Distribution Agreement”).  The Amendment and the Addendum each required us to make non-refundable royalty prepayments to Sun.  A total of $7.0 million prepaid royalties were paid to Sun under the Distribution Agreement through the second quarter of 2002.  There are no additional required royalty prepayments due to Sun under this agreement. The title to these prepaid royalties was transferred to esmertec upon executing the Limited Assignment of Rights of Technology License and Distribution Agreement which occurred on February 13, 2004.

On October 17, 2002, we entered into a securities subscription agreement (“Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital agreed to purchase, on each trading day following the effectiveness of a registration statement covering the American Depository Shares (“ADSs”) to be purchased by Fusion Capital, $10,000 of our ADSs up to an aggregate of $6.0 million over a period of 30 months. The purchase price of the ADSs will be equal to a price based upon the future market price of the shares without any fixed discount to the market price. In order to be in compliance with Nasdaq rules, we cannot sell our ordinary shares to Fusion Capital at a price below $0.38, which represented the greater of the book value per share of our ordinary shares as of September 30, 2002 or the closing sale price per share of our ADSs on October 16, 2002.

In November 2003, Fusion made a binding election to purchase an aggregate of 1,766,667 ADSs for an aggregate purchase price of $1,325,000.  In November 2003, we issued 1,000,000 ADSs to Fusion for an aggregate purchase price of $750,000.  Fusion’s delivery of the additional amount of $575,000 in November 2003 constituted a binding commitment to purchase the remaining 766,667 shares at such time as Fusion’s beneficial ownership of Insignia became less than 9.9%, and the balance of these 766,667 shares were issued to Fusion in January 2004.

Fusion also purchased an aggregate of 2,000,000 ADSs on exercise of warrants.  Unless an event of default occurs under the Agreement, these shares must be held by Fusion Capital until the earlier of 30 months from the date of the Agreement or the date the Agreement is terminated.

Based upon our current forecasts and estimates of targets for revenues and accounts receivable collections, our current cash and cash equivalents together with cash generated from on-going operations and other liquid sources of cash (including cash generated from the sale of the Jeode product line to esmertec), we believe that Insignia will have sufficient funds to meet its operating and capital requirements through the end of 2004. If cash currently available from all sources is insufficient to satisfy our liquidity requirements, we may seek additional sources of financing, including selling additional equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain additional financing as and when needed and on acceptable terms, we may be required to reduce the scope of our planned sales, marketing and product development efforts, which could jeopardize our business.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 have been delayed and currently apply to the first fiscal year or interim period beginning after December 15, 2003. We do not have any entities as of March 31, 2004 that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

Risk Factors

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

We may need additional financing to sustain our operations.

We had working capital of $3.1 million at March 31, 2004, and our cash, cash equivalents, and restricted cash totaled $2.9 million at March 31, 2004. We had an operating cash flow deficit of $1.8 million for the three months ended March 31, 2004 and an operating cash flow deficit of $1.8 million for the three months ended March 31, 2003. The sale of our JVM product line to esmertec is currently expected to provide cash of $1.3 million during the last three quarters of 2004. Based upon our current forecasts and estimates, our current cash and cash equivalents together with cash generated from on-going operations and other liquid sources of cash (including the cash generated from the sale of the Jeode product line to esmertec), we believe that Insignia will have sufficient funds to meet its operating and capital requirements through the end of 2004. If cash currently available from all sources is insufficient to satisfy our liquidity requirements, we may seek additional sources of financing including selling additional equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our shareholders. The failure to raise additional funds on a timely basis and on acceptable terms, if at all, would have a material adverse effect on our business, operating results and financial condition.

We only have the right to receive $10,000 per trading day, up to an aggregate of $6.0 million over a period of 30 months under the agreement with Fusion Capital unless our stock price equals or exceeds $1.00, in which case the daily amount may be increased, at the option of Insignia, as the price of our shares increases.  Since we initially registered 10,000,000 shares for sale by Fusion Capital (in addition to 2,000,000 shares issued on exercise of warrants held by Insignia), the selling price of our shares to Fusion Capital will have to average at least $0.60 per share for us to receive the maximum proceeds of $6.0 million without registering additional shares.

In addition, in connection with our private placement of ADSs in January 2004, we agreed not to draw down on our Fusion equity line until July 5, 2004 and also agreed not to sell shares to other third parties below a certain price until that date.

The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including our financial performance and ability to generate revenues, the prevailing market price of our shares and the extent to which we are able to secure working capital from other sources. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive, we may need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $6.0 million under the securities subscription agreement with Fusion Capital, we may still need additional capital to implement our business, operating and development plans.

If our stock price does not exceed $1.00 per share or we fail to meet other listing requirements, we could be delisted from Nasdaq.

During the three months ended March 31, 2004, the closing price of our shares ranged from a high of $3.34 to a low of $0.91. In 2003, we transferred the listing of our shares from the Nasdaq National Market to the Nasdaq SmallCap Market. Under the rules of the Nasdaq Stock Market, our closing bid price must remain above $1.00 per share for continued quotation of our shares on the Nasdaq SmallCap Market. In order to maintain our listing on the Nasdaq SmallCap Market, we are also required to have total shareholders’ equity of at least $2.5 million. As of March 31, 2004, our shareholders’ equity was $3.5 million. To the extent our shareholders’ equity declines, or the closing bid price of our shares falls below $1.00 for the requisite period, our shares could be delisted from the Nasdaq SmallCap Market, which could adversely affect the liquidity of the market for our shares and our ability to raise additional funds.

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

Our future performance depends upon sales of products within our SSP product line. Revenues from our revenue sharing program with esmertec related to the Jeode product line accounted for 29% of our total revenue for the three months ended March 31, 2004, and we expect revenues from this revenue sharing program to decrease in the future. As a result, the SSP product line is our only product line and we expect to rely upon sales of the SSP product for our revenue in the future. We only began shipping the SSP product in December 2003 and have achieved only minimal sales to date. SSP may not achieve or sustain market acceptance or provide the desired revenue levels.

The long and complex process of licensing our SSP product makes our revenue unpredictable.

Our revenue is dependent upon our ability to license the SSP product to third parties. Licensing our SSP product is expected to be a long and complex process, which could take longer than the typical six to nine months for our Jeode product. Before committing to license our products, potential customers must generally consider a wide range of issues, including product benefits, infrastructure requirements, ability to work with existing systems, functionality and reliability. The process of entering into a development license with a company typically involves lengthy negotiations. Because of the sales cycle, it is difficult for us to predict when, or if, a particular prospect might sign a license agreement. Development license fees may be delayed or reduced because of this process. We only began shipping the SSP product in December 2003 and have achieved only minimal sales to date. We have limited history with sales initiatives for new products.

We rely on third parties for software development tools, which we distribute with some of our products

We license software development tool products from other companies to distribute with some of our products. These third parties may not be able to provide competitive products with adequate features and high quality on a timely basis or to provide sales and marketing cooperation. Further, our products compete with products produced by some of our licensors. When these licenses terminate or expire, continued license rights might not be available to us on reasonable terms. We might not be able to obtain similar products to substitute into our tool suites.

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

We must continue to invest in our sales and marketing infrastructure, even though our revenues from sales of our SSP product have not begun to scale.

For the three months ended March 31, 2004 and 2003 we spent 256% and 170%, respectively, of our total revenues on sales and marketing. We expect to continue to incur disproportionately high sales and marketing expenses in the future. To market SSP effectively, we must develop client and server channel markets. We will continue to incur the expenses for a sales and marketing infrastructure before we recognize significant revenue from sales of the product. Because customers in the mobile device market tend to remain with the same vendor over time, we believe that we must devote significant resources to each potential sale. If potential customers do not design our products into their systems, the resources we have devoted to the sales prospect would be lost. If we fail to achieve and sustain significant increases in our quarterly sales, we may not be able to continue to increase our investment in these areas. With increased expenses, we must significantly increase our revenues if we are to become profitable.

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

Our business strategy is focused on our sole product line, the SSP product line.

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

Our SSP product line is targeted for the mobile operator and mobile device market. The market for these products is fragmented and highly competitive. This market is also rapidly changing and there are many companies creating products that compete or will compete with ours. As the industry develops, we expect competition to increase in the future. This competition may come from existing competitors or other companies that we do not yet know about. Our main competitors include Bitfone, DoOnGo, Openwave and Red Bend.

If these competitors develop products that are cheaper or provide better performance or functionality than our SSP product line, our market share will drop. Many of our current competitors and potential competitors have greater resources than we do, and we might not be able to compete successfully against these companies. Competition could force us to reduce the prices of our products, which would result in reduced profit margins and could harm our ability to provide adequate service to our customers. Our pricing model for our software products is a combination of (1) initial licensing fees, (2) transactional occurrence fees, (3) support and maintenance fees, and (4) engineering service fees. Also, the market may demand alternative pricing models in the future. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also harm our competitive position.

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

Sales from outside of the United States accounted for approximately 53% and 10% of our total revenue in the three months ending March 31, 2004 and 2003, respectively, and are expected to increase over time. We expect to market SSP in Europe. Economic conditions in Europe generally and fluctuations in the value of the euro against the U.S. dollar and British pound sterling could impair our revenues and results of operations. International operations are subject to a number of other risks. These risks include:

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

The prices for our ADSs have fluctuated widely in the past. During the three months ended March 31, 2004, the closing price per share of Insignia ranged from a high of $3.34 to a low of $0.91. Under the rules of The Nasdaq Stock Market, our stock price must remain above $1.00 per share for continued quotation of our shares on the Nasdaq SmallCap Market. Stock price volatility has had a substantial effect on the market prices of securities issued by us and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against high technology companies. We may in the future be the target of similar litigation. Regardless of the outcome, securities litigation may result in substantial costs and divert management attention and resources.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2004 approximately 100% of our total revenues and 66% of our operating expenses were denominated in U.S. dollars.  Most of our remaining expenses are British pound sterling denominated and consequently we are exposed to fluctuations in British pound sterling exchange rates.  There can be no assurance that such fluctuations will not have a material effect on our results of operations in the future.  We did not enter into any currency option hedge contracts in 2003 or the first quarter of 2004.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Exhibit Title

10.03(1)	Amended and Restated 1995 Incentive Stock Option Plan for U.S. Employees

10.42(1)	Amended and Restated 1995 Employee Share Purchase Plan

10.86	Assignment of Intellectual Property Agreement between Insignia Solutions plc, Insignia Solutions Inc. and esmertec A.G. dated February 13, 2004

31.1	Section 302 certification of Chief Executive Officer

31.2	Section 302 certification of Chief Financial Officer

32.1	Section 906 certification of Chief Executive Officer

32.2	Section 906 certification of Chief Financial Officer

(1)          Supercedes previously filed exhibits.

(b) Reports on Form 8-K

We filed two Current Reports on Form 8-K during the first quarter of 2004: one Form 8-K was filed on January 9, 2004, which reported matters under Items 7 (Financial Statements, Pro Forma Financial Statements and Exhibits) and 12 (Results of Operations and Financial Condition), and one Form 8-K was filed on February 5, 2004, which also reported matters under Items 7 and 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SOLUTIONS PLC
(Registrant)

Date: May 17, 2004

/s/ ROBERT E. COLLINS
ROBERT E. COLLINS
Chief Financial Officer

Signature	Capacity	Date

/s/ Mark E. McMillan	Chief Executive Officer	May 17, 2004
Mark E. McMillan

/s/ Robert E. Collins	Chief Financial Officer	May 17, 2004
Robert E. Collins