Form 10-Q/A
period 2004-03-31
INSIGNIA SOLUTIONS PLC
filed 2004-07-23
CIK 1002390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment #1

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 000-27012

Insignia Solutions plc
(Exact name of registrant as specified in its charter)

England and Wales	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

(Address of principal executive offices, including zip code)
41300 Christy Street Fremont California 94538 United States of America (510) 360-3700	Mercury Park, Wycombe Lane Wooburn Green High Wycombe, Bucks HP10 0HH United Kingdom (44) 1628-539500

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

EXPLANATORY NOTE

The Registrant hereby amends Exhibits 31.1 and 31.2 of its Form 10-Q for the quarterly period ended March 31, 2004 filed with the Securities and Exchange Commission on May 17, 2004.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Exhibit Title

10.03*	Amended and Restated 1995 Incentive Stock Option Plan for U.S. Employees

10.42*	Amended and Restated 1995 Employee Share Purchase Plan

10.86*	Assignment of Intellectual Property Agreement between Insignia Solutions plc, Insignia Solutions Inc. and esmertec A.G. dated February 13, 2004

31.1	Section 302 certification of Chief Executive Officer

31.2	Section 302 certification of Chief Financial Officer

32.1	Section 906 certification of Chief Executive Officer

32.2	Section 906 certification of Chief Financial Officer

*      Previously filed.

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

Insignia Solutions plc

	By:	/s/ Robert E. Collins
Robert E. Collins
Chief Financial Officer

Date: July 23, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.03*	Amended and Restated 1995 Incentive Stock Option Plan for U.S. Employees

10.42*	Amended and Restated 1995 Employee Share Purchase Plan

10.86*	Assignment of Intellectual Property Agreement between Insignia Solutions plc, Insignia Solutions Inc. and esmertec A.G. dated February 13, 2004

31.1	Section 302 certification of Chief Executive Officer

31.2	Section 302 certification of Chief Financial Officer

32.1	Section 906 certification of Chief Executive Officer

32.2	Section 906 certification of Chief Financial Officer

*      Previously filed.