Form 10-Q
period 2004-06-30
INSIGNIA SOLUTIONS PLC
filed 2004-08-13
CIK 1002390

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or,

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

As of August 9, 2004, there were 28,575,189 Ordinary shares of £0.20 each nominal value, outstanding.

INSIGNIA SOLUTIONS PLC

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INSIGNIA SOLUTIONS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, unaudited)

	June 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$1,950	$2,212
Restricted cash	50	20
Accounts receivable, net	245	50
Other receivables	235	1,153
Tax receivable	436	391
Prepaid royalties	—	2,185
Prepaid expenses	349	410
Total current assets	3,265	6,421
Property and equipment, net	159	154
Investment in affiliate	35	—
Other assets	226	219
	$3,685	$6,794

LIABILITIES, REDEEMABLE WARRANTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180	$468
Accrued liabilities	1,120	1,239
Note payable	—	1,000
Deferred revenue	45	1,460
Total current liabilities	1,345	4,167

Commitments and contingencies (Note 6)

Redeemable warrants	38	38

Shareholders’ equity:
Ordinary shares	9,639	8,111
Additional paid-in capital	63,872	61,898
Common stock subscription	—	575
Accumulated deficit	(70,748)	(67,534)
Other accumulated comprehensive loss	(461)	(461)
Total shareholders’ equity	2,302	2,589
	$3,685	$6,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net revenues:
License	$105	$—	$421	$192
Service	2	—	5	187
Total net revenues	107	—	426	379

Cost of net revenues:
License	5	36	28	151
Service	—	—	—	52
Total cost of net revenues	5	36	28	203

Gross profit	102	(36)	398	176

Operating expenses:
Sales and marketing	529	261	1,345	906
Research and development	661	719	1,472	2,025
General and administrative	670	386	1,261	1,530
Restructuring	—	173	—	499
Total operating expenses	1,860	1,539	4,078	4,960

Operating loss	(1,758)	(1,575)	(3,680)	(4,784)

Interest income (expense), net	3	(12)	2	(13)
Other income, net	264	3,529	251	3,542

Income (loss) before income taxes	(1,491)	1,942	(3,427)	(1,255)

Benefit from income taxes	(187)	(331)	(213)	(329)

Net income (loss)	$(1,304)	$2,273	$(3,214)	$(926)

Net income (loss) per share:
Basic	$(0.04)	$0.11	$(0.11)	$(0.05)
Diluted	$(0.04)	$0.11	$(0.11)	$(0.05)

Weighted average shares and share equivalents:
Basic	29,240	20,089	28,928	20,089
Diluted	29,240	20,347	28,928	20,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands, unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,214)	$(926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53	81
Allowance for doubtful accounts	—	(38)
Non-cash charge for warrant issuance	353	—
Equity in net loss of affiliate	40	—
Gain on sale of product line	(298)	(3,500)
Net changes in assets and liabilities:
Accounts receivable	(195)	835
Other receivables	(428)	—
Tax receivable	(45)	522
Prepaid royalties	2,185	99
Prepaid expenses	61	86
Other assets	(7)	311
Accounts payable	(251)	134
Accrued liabilities	(106)	(158)
Accrued severance	—	215
Deferred revenue	(821)	112
Income tax payable	—	(4)
Net cash used in operating activities	(2,673)	(2,231)
Cash flows from investing activities:
Purchases of property and equipment	(58)	(15)
Investment in affiliate	(75)	—
Proceeds from sale of product line, net	—	713
Decrease (increase) in restricted cash	(30)	230
Net cash provided by (used in) investing activities	(163)	928
Cash flows from financing activities:
Proceeds from issuance of shares, net	1,604	—
Proceeds from exercise of warrants	389	—
Proceeds from note payable	—	1,000
Proceeds from exercise of stock options and employee stock purchase plan	581	1
Net cash provided by financing activities	2,574	1,001
Net decrease in cash and cash equivalents	(262)	(302)
Cash and cash equivalents at beginning of the period	2,212	726
Cash and cash equivalents at end of the period	$1,950	$424

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Insignia Solutions plc (“Insignia”, “us” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation.  Interim results are not necessarily indicative of results for a full year.  These condensed consolidated financial statements and notes herein should be read in conjunction with Insignia’s audited consolidated financial statements for the year ended December 31, 2003, and notes thereto, included in Insignia’s Annual Report on Form 10-K.

During the past 24 months, we have incurred an aggregate loss from operations and negative operating cash flows of $17,352,000 and $13,123,000, respectively.  In 2003 we undertook measures to reduce operating expenses and redesign our commercial efforts to adapt to new developments in the market place.  Assuming we achieve our revenue targets for the SSP product and control operating costs, we believe that we will have sufficient funds to meet our operating and capital requirements through the end of fiscal year 2004.  We are currently in the process of exploring financing alternatives including selling additional equity or debt securities.  If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We may not be able to obtain additional financing on acceptable terms, or at all. If we are unable to obtain additional financing as and when needed, and on acceptable terms, we may be required to reduce the scope of our planned sales, marketing and product development efforts, which could jeopardize our business.  On August 4, 2004 we received a letter from Nasdaq stating that we were not in compliance with the Nasdaq rule that requires us to have, among other possibilities, a minimum of $2.5 million in shareholders’ equity.  We are in the process of developing a plan to achieve and sustain compliance with all the Nasdaq SmallCap listing requirement, including the time frame for completion of the plan.

We follow accounting principles generally accepted in the United States of America.  We conduct most of our business in U.S. dollars.  All amounts included in the condensed consolidated financial statements and notes herein are denominated in  U.S. dollars unless designated ‘‘£’’, in which case they are in British pound sterling.  The exchange rates used between the U.S. dollar and the British pound sterling were $1.83 and $1.64 (expressed in U.S. dollars per British pound sterling) at June 30, 2004 and 2003, respectively.

Note 2.  Net income (loss) per share

Net income (loss) per share is presented on a basic and diluted basis and is computed by dividing net income (loss) by the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the period.  Ordinary equivalent shares consist of warrants and stock options (using the treasury stock method).  Under the basic method of calculating net income (loss) per share, ordinary equivalent shares are excluded from the computation.  Under the diluted method of calculating net income (loss) per share, ordinary equivalent shares are excluded from the computation only if their effect is anti-dilutive.

Calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator – basic and diluted income (loss) per share:
Net income (loss)	$(1,304)	$2,273	$(3,214)	$(926)

Denominator – basic income (loss) per share:
Weighted average number of ordinary shares outstanding	29,240	20,089	28,928	20,089

Basic net income (loss) per share	$(0.04)	$0.11	$(0.11)	$(0.05)

Denominator – diluted income (loss) per share:
Weighted average number of ordinary shares outstanding	29,240	20,089	28,928	20,089
Dilutive ordinary equivalent shares	—	258	—	—
Weighted average number of ordinary equivalent shares outstanding	29,240	20,347	28,928	20,089

Diluted net income (loss) per share	$(0.04)	$0.11	$(0.11)	$(0.05)

The following number of options and warrants have not been included in the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Options	1,422,881	2,938,032	1,664,314	4,570,532
Warrants	144,742	603,834	325,185	4,191,334

Note 3.  Stock based compensation

Insignia accounts for stock based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure – an Amendment of FASB Statement No. 123”.  The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), to stock based compensation:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income (loss)-as reported	$(1,304)	$2,273	$(3,214)	$(926)
Less stock based compensation expense determined under the fair value method	(204)	(261)	(390)	(525)
Net income (loss)-pro forma	$(1,508)	$2,012	$(3,604)	$(1,451)
Basic and diluted net income (loss) per share-as reported	$(0.04)	$0.11	$(0.11)	$(0.05)
Basic and diluted net income (loss) per share-proforma	$(0.05)	$0.10	$(0.13)	$(0.07)

In accordance with the disclosure provisions of SFAS 123, the fair value of employee stock options granted during the three and six months ended June 30, 2004 and 2003 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Stock Options:
Volatility range	139% - 140%	142% - 244%	139% - 198%	142% - 244%
Risk-free interest rate range	3.75% - 4.07%	1.25% - 2.79%	1.11% - 4.07%	1.00% - 3.06%
Dividend yield	0%	0%	0%	0%
Expected life (years)	4	4	4	4

Employee Stock Purchase Plan:
Volatility range	N/A	N/A	198%	59%
Risk-free interest rate range	N/A	N/A	1.13%	1.17%
Dividend yield	0%	0%	0%	0%
Expected life (years)	.5	.5	.5	.5

Note 4.  New accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 have been delayed and currently apply to the first fiscal year or interim period beginning after December 15, 2003. We do not have any varible interest entities as of June 30, 2004 that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”), which addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 is not expected to have a material effect on Insignia’s results of operations or financial position.

Note 5.  Esmertec agreements

On February 7, 2003, we entered into a loan agreement with esmertec AG (“esmertec”) whereby esmertec loaned Insignia $1.0 million at an interest rate of prime plus two percent.  The principal amount of $1.0 million was repaid on January 15, 2004 and all remaining accrued interest of $55,161 was repaid on March 15, 2004. Accordingly, there are no outstanding balances or future amounts due to esmertec under the loan agreement as of June 30, 2004.

On March 4, 2003, we entered into several other agreements (the “Agreements”) with esmertec including a definitive agreement to sell certain assets relating to our Java Virtual Machine (“JVM”) product line in exchange for $3.5 million, due in installments through April 2004.  The transaction closed on April 23, 2003 and was amended on June 30, 2004.  The assets sold primarily included the fixed assets, customer agreements and employees related to the JVM product line. Under the terms of the Agreements, esmertec also became the exclusive master distributor of the JVM technology in exchange for $3.4 million in minimum guaranteed royalties payable through October 2004.

Under the original agreements, Insignia could have earned up to an additional $4.0 million over the subsequent three year period from the effective date of the Agreements based on a percentage of esmertec’s sales of the JVM product during the period.  Additionally, the parties entered into a cooperative agreement whereas esmertec would promote Insignia’s Secure System Provisioning (“SSP”) software product to esmertec’s mobile platform customers.

As part of the sale of our JVM product line, we transferred 42 employees to esmertec, of which 31 were development engineers.  In addition, as part of the sale, esmertec entered into an agreement with our U.K. building landlord in order to assume the lease on one of the two buildings leased by Insignia.

On February 13, 2004, Insignia and esmertec executed the final purchase agreement upon signing the Limited Assignment of Rights of Technology License and Distribution Agreement.  The final purchase agreement transferred the intellectual property of Jeode and the title for Insignia’s remaining prepaid royalties to esmertec.

On June 30, 2004, Insignia and esmertec executed a Termination and Waiver Agreement. This Agreement offset esmertec related liabilities and deferred revenue totaling $853,000 against $600,000 of remaining guaranteed royalty payments due from esmertec in exchange for a final cash payment to Insignia of $185,000.  The resulting net gain of $298,000 was recorded as other income in the second quarter of 2004 and is net of expenses.  The final payment was received from esmertec on July 8, 2004.

The Jeode platform had been our principal product line since the third quarter of 1999.  With the completion of the sale of our JVM product line to esmertec in February 2004, Insignia’s sole product line currently consists of its SSP products for the mobile handset and wireless carrier industry.  We began shipment of our SSP product to customers in the fourth quarter of 2003.

Note 6.  Commitments and contingencies

In June 2001, Insignia and Sun Microsystems, Inc. (“Sun”) entered into an addendum (the “Addendum”) to the Distribution Agreement (the “Distribution Agreement”) relating to distribution of products to an Insignia customer.  In September 2001, Insignia and Sun entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement between the two companies.  The Addendum and the Amendment each required Insignia to make non-refundable royalty prepayments to Sun which would be forfeited if the prepaid royalties had not been used by the date the Distribution Agreement expired, June 30, 2004.  The title to the prepaid royalties was transferred to esmertec under the final asset purchase agreement on February 13, 2004. Sun agreed to the transfer to esmertec effective as of June 14, 2003.

Guarantee Agreements

Insignia, Inc., a Delaware subsidiary of Insignia, as permitted under Delaware law and in accordance with our Bylaws, indemnifies our officers and directors for certain events or occurrences, subject to certain limitations, while the officer is or was serving at our request in such capacity.  The term of the indemnification period is for the officer’s or director’s lifetime.  The maximum amount of potential future indemnification is unlimited; however we do have a Director and Officer Insurance Policy that limits our exposure and enables us to recover a portion of any future amounts paid under certain circumstances.  As a result of the insurance policy coverage, we believe the fair value of these indemnification agreements is minimal.

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

Insignia, on a limited basis, has granted price protection.  The terms of these agreements are generally perpetual.  We have not recorded any liabilities for these potential future payments either because they are not probable or we have yet to incur any expense related to price protection.

Insignia typically warrants the binary version and the source code license of its software products against defects in material and workmanship under normal use and service for a period of ninety days.   There is no warranty accrual because potential future payments either are not probable or we have yet to incur any warrant expense.

Note 7.  Segment information

Insignia operates in a single industry segment providing software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks.

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 100% and 65% of total revenues in the three and six months ended June 30, 2004 and 0% and 10% of total revenues in the three and six months ended June 30, 2003, respectively.

One customer accounted for 98% and 25% of our total revenues for the three and six months ended June 30, 2004. For the six months ended June 30, 2003, one customer accounted for 35% of total revenue. There were no revenues in the second quarter of 2003.

Note 8.  Equity transactions and warrants

On January 5, 2004, we issued 2,262,500 ordinary shares in ADS form at a price of $0.80 to a total of 10 investors. We also issued warrants to purchase 565,625 ADSs to the investors at an exercise price of $1.04. The warrants were exercisable immediately and expire January 5, 2009. We received $1.8 million less offering expenses totaling approximately $0.2 million in this transaction. We also issued warrants to purchase 108,562 ADSs to the two principals of the placement agent, which are exercisable at a price of $1.09 per share. These warrants were exercisable immediately and expire January 5, 2009.

In January 2004, new ordinary shares of 766,667 were issued to Fusion Capital pursuant to a binding commitment to deliver such shares entered into in November 2003.

The following table summarizes the warrant activity during the six months ended June 30, 2004:

	Warrants outstanding and exercisable	Warrants outstanding exercise price
Balance, December 31, 2003	739,657	$4.77 - $6.00	(1)
Granted	881,187	$1.03 - $2.68
Exercised	(470,000)	$0.85
Balance, June 30, 2004	1,148,844	$1.04-$6.00	(1)

(1) The $6.00 warrants are the lesser of $6.00 or 90% of 10-day average market value

Note 9.  Related party transaction

On February 13, 2001, we entered into a promissory note with Richard M. Noling, then President and Chief Executive Officer of Insignia whereby Mr. Noling borrowed $150,000 from Insignia.  The promissory note was due in three equal installments, on each annual anniversary from the date of the note.  Interest accrued on the unpaid principal balance at a rate per annum equal to the prime lending rate of interest as listed in the Wall Street Journal plus 1%.  Accrued interest was due and payable monthly in arrears on the last calendar day of each month, beginning March 31, 2001.  The note was amended on January 24, 2002 to extend the first and subsequent installments by one year.  The first installment became due on February 13, 2003.  Mr. Noling’s employment was terminated with Insignia effective February 14, 2003.  We forgave, effective March 6, 2003, the balance of the loan, $128,154, in lieu of any bonus compensation.

On December 31, 2003, Insignia entered into a joint venture agreement with J Tek Corporation to form Insignia Asia Chusik Hoesa (“Insignia Asia”).  During the six months ended June 30, 2004, Insignia recognized license revenue of $75,000 from Insignia Asia.

Note 10.  Restructuring

Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” requires restructuring charges to be recorded at the commitment date.  On February 11, 2003, we announced a restructuring of the organization to focus on the SSP technology. The restructuring charges for the quarters ended March 31, June 30, September 30 and December 31, 2003 were $326,000, $173,000, ($19,000) and $18,000, respectively, for employee termination benefits. Restructuring charges paid in the four quarters of 2003 were $117,000, $167,000, $109,000 and $115,000, respectively.  There were no accrued restructuring charges remaining as of December 31, 2003 or June 30, 2004.

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

Future operating results

This Form 10-Q contains forward-looking statements. Words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions are used to identify forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed in the section titles “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three and six-month periods ended June 30, 2004 and 2003:

	Three months ended June 30,			Six months ended June 30,
	2004	2003		2004	2003

Net revenues:
License	98.1%	—	%*	98.8%	50.7%
Service	1.9%	—	%*	1.2%	49.3%

Total net revenues	100.0%	—	%*	100.0%	100.0%

Cost of net revenues:
License	4.7%	—	%*	6.6%	39.9%
Service	0.0%	—	%*	0.0%	13.7%

Total cost of net revenues	4.7%	—	%*	6.6%	53.6%

Gross margin	95.3%	—	%*	93.4%	46.4%

Operating expenses:
Sales and marketing	494.4%	—	%*	315.7%	239.0%
Research and development	617.8%	—	%*	345.5%	534.3%
General and administrative	626.2%	—	%*	296.0%	403.7%
Restructuring	—	—	%*	—%	131.7%

Total operating expenses	1,738.3%	—	%*	957.3%	1,308.7%

Operating loss	(1,643.0)%	—	%*	(863.8)%	(1,262.3)%

Interest income (expense), net	2.8%	—	%*	0.5%	(3.4)%
Other income, net	246.7%	—	%*	58.9%	934.6%

Income (Loss) before income taxes	(1,393.5)%	—	%*	(804.5)%	(331.1)%

Benefit from income taxes	(174.8)%	—	%*	(50.0)%	(86.8)%

Net income (loss)	(1,218.7)%	—	%*	(754.5)%	(244.3)%

* There were no revenues in the second quarter of 2003 due to the sale of the JVM product line to esmertec.

Overview

We commenced operations in 1986 and currently develop, market and support software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks. Before 2003, our principal product line was the Jeode™ platform based on our Embedded Virtual Machine (“EVM”™) technology.

During 2001, we began development of a range of products (“Secure System Provisioning” or “SSP” products) for the mobile phone and wireless operator industry. These SSP products are based on our position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and allow wireless operators and phone manufacturers to reduce customer care and software recall costs as well as increase subscriber revenue by deploying new mobile services based on provisional capabilities. With the sale of our JVM product line in April 2003, our sole product line consists of our SSP product. We shipped our first SSP product in December 2003.

Our operations outside of the United States are primarily in the United Kingdom, where part of our research and development operations and our European sales activities are located. We sell our SSP platform directly to customers or through our hosted partners such as Metrowerks and Accord Customer Care Solutions. Our revenues from customers outside the United

States are derived primarily from Europe and Asia. The operating expenses of our operations outside the United States are mostly incurred in Europe and relate to our research and development department in the United Kingdom and our European sales activities. Such expenses consist primarily of ongoing fixed costs and consequently do not fluctuate in direct proportion to revenues. Our revenues and expenses outside the United States can fluctuate from period to period based on movements in currency exchange rates. Historically, movements in currency exchange rates have not had a material effect on our revenues.

We operate with the U.S. dollar as our functional currency, with a majority of our revenues and operating expenses denominated in U.S. dollars. Pound sterling exchange rate fluctuations against the dollar can cause U.K. expenses, which are translated into dollars for financial statement reporting purposes, to vary from period-to-period.

The current economic environment

The economic climate in which we operate has been difficult over the last three years, and information technology (“IT”) spending has decreased dramatically. This has had an effect on our ability to generate new license fees, as IT budgets have been reduced or frozen and expenditures like those required to purchase some of our products have been limited. We cannot provide any assurance that the pressures on IT spending will ease. Continued competitive pressure could have a continuing pronounced effect on our operating results. In 2003, we undertook a variety of cost reduction measures designed to bring our operating expenses in line with our perceptions of the business climate, including workforce reductions.

Sale of Java Virtual Machine assets

On February 7, 2003, we entered into a loan agreement with esmertec AG (“esmertec”) whereby esmertec loaned Insignia $1.0 million at an interest rate of prime plus two percent.  The principal amount of $1.0 million was repaid on January 15, 2004 and all remaining accrued interest of $55,161 was repaid on March 15, 2004. Accordingly, there are no outstanding balances or future amounts due to esmertec under the agreement as of June 30, 2004.

On March 4, 2003, we entered into several other agreements (the “Agreements”) with esmertec including a definitive agreement to sell certain assets relating to our Java Virtual Machine (“JVM”) product line in exchange for $3.5 million due in installments through April 2004.  The transaction closed on April 23, 2003 and was amended on June 30, 2004.   The assets sold primarily included the fixed assets, customer agreements and employees related to the JVM product line. Under the terms of the Agreements, esmertec also became the exclusive master distributor of the JVM technology in exchange for $3.4 million in minimum guaranteed royalties through October 2004.

Under the original agreements, Insignia could have earned up to an additional $4.0 million over the subsequent three year period from the effective date of the agreement based on a percentage of esmertec’s sales of the JVM product during the period.  Additionally, the parties entered into a cooperative agreement whereas esmertec would promote Insignia’s Secure System Provisioning (“SSP”) software product to esmertec’s mobile platform customers.

As part of the sale of our JVM product line, we transferred 42 employees to esmertec, of which 31 were development engineers.  In addition, as part of the sale, esmertec entered into an agreement with our U.K. building landlord in order to assume the lease on one of the two buildings leased by Insignia.

On February 13, 2004, Insignia and esmertec executed the final purchase agreement upon signing the Limited Assignment of Rights of Technology License and Distribution Agreement.  The final purchase agreement transferred the intellectual property of Jeode and the title for Insignia’s remaining prepaid royalties to esmertec.

On June 30, 2004, Insignia and esmertec executed a Termination and Waiver Agreement. The Agreement offset esmertec related liabilities and deferred revenue totaling $853,000 against $600,000 of remaining guaranteed royalty payments due from esmertec of $600,000 in exchange for a final cash payment of $185,000.  The resulting net gain of $298,000 was recorded as other income in the second quarter of 2004 and is net of expenses.  The final payment was received from esmertec on July 8, 2004.

The Jeode platform had been our principal product line since the third quarter of 1999.  With the completion of the sale of our JVM product line to esmertec in February 2004, Insignia’s sole product line currently consists of its SSP products for the mobile handset and wireless carrier industry.  We began shipment of our SSP product to customers in the fourth quarter of 2003.

Revenues

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
License revenue	$105	$—	$421	$192
Service revenue	2	—	5	187
Total net revenue	$107	$—	$426	$379

The SSP product line was our primary business for the first half of 2004 and the Jeode product line was our sole business for the first half of 2003.  Revenue from the SSP product line is derived from a combination of sources including (1) initial licensing fees, (2) activated subscriber fees, (3) support and maintenance fees, and (4) engineering service fees. Revenue from the Jeode product line was derived from four main sources: (1) the sale of a development license, (2) the sale of annual maintenance and support contracts/services, (3) prepaid royalties and transactional occurrence fees based on shipments of products that include Jeode technology, and (4) nonrecurring engineering activities.

Esmertec completed its purchase of the JVM product line and all revenue sharing has ended in accordance with the Termination and Waiver Agreement signed on June 30, 2004.  Accordingly on February 13, 2004, we do not expect future revenues to be generated from the JVM product line.

Total Revenues

Total revenue in the second quarter of 2004 was $107,000, compared to no revenues being recognized in the second quarter of 2003.  The increase in total revenues period over period is primarily due to no revenues being recorded in the second quarter of 2003, as the Company completed the sale of the JVM product line and began transitioning its product offerings to the SSP product line. License revenue and service revenue accounted for 99% and 1%, respectively, of total revenues in the second quarter of 2004, compared to no revenue being recorded in the second quarter of 2003.

For the six months ended June 30, 2004, total revenues increased by 12%, to $426,000 from $379,000 for the first six months of 2003.  The increase is due to new contracts for the SSP product line. License revenue and service revenue accounted for 99% and 1%, respectively, of total revenue for the first half of 2004 compared to 51% and 49%, respectively, for the first half of 2003.

License Revenue

The $105,000 increase in license revenues from the second quarter of 2003 to the second quarter of 2004, as well as the $229,000, or 119%, increase in license revenues in the first half of 2004 over the first half of 2003, is primarily due to revenues being generated from new licenses of our SSP products as compared to no revenues being generated in the second quarter of 2003.

Service Revenue

The increase in service revenues from the second quarter of 2003 to the second quarter of 2004 was a result of transitioning from the JVM to the SSP product lines.

Service revenues decreased 97% in the six months ended June 30, 2004 when compared to the six months ended June 30, 2003 due primarily to decreased Jeode engineering and Jeode support contracts after the sale of the JVM product line.

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 100% and 65% of total revenues in the three and six months ended June 30, 2004, respectively, and 0% and 10% of total revenues in the three and six months ended June 30, 2003, respectively. One customer accounted for 98% and 25% of our total revenues for the three and six months ended June 30, 2004. For the six months ended June 30, 2003, one customer accounted for 35% of total revenue. There were no revenues in the second quarter of 2003.  We are currently targeting that revenues from sales of our SSP products outside the United States will continue to contribute a substantial percentage of our total revenues.

Cost of revenues and gross margin

	Three months ended June 30,			Six months ended June 30,
	2004	2003		2004	2003
	(in thousands, except percentages)
Cost of license revenue	$5	$36		$28	$151
Gross margin: license revenue	95%		*	93%	21%

Cost of service revenue	$0	$—		$—	$52
Gross margin: service revenue	100%		*	100%	72%

Total cost of revenue	$5	$36		$28	$203
Gross margin: total revenue	95%		*	93%	46%

* There were no revenues recorded in the second quarter of 2003 due to the sale of the JVM product line to esmertec.

Cost of license revenue is mainly comprised of royalties and commissions to third parties as well as commissions earned by our internal sales force.  Cost of service revenue includes costs associated with nonrecurring engineering activities and end-user support under maintenance contracts.

The increase in license revenue gross margins in the second quarter and first six months of 2004 is due to the higher margins on our recently launched SSP product line when compared to the lower margins on our older product line, Jeode, which was sold in the second quarter of 2003.

Gross margin for service revenue is impacted by the level and pricing terms of nonrecurring engineering activities. These factors can vary from customer to customer, and from contract to contract, based on the level of maintenance contracts sold.  Gross margin for service revenue increased in the second quarter and the first half of 2004 to 100% from 0% in the second quarter of 2003, and from 72% in the first half of 2003. The increase in gross margins in the second quarter and six months of 2004 was primarily due to requiring a lower level of costs to support a higher volume of maintenance contracts. There were no service revenues recognized in the second quarter of 2003.

Operating expenses

	Three months ended June 30,			Six months ended June 30,
	2004	2003		2004	2003
	(in thousands, except percentages)
Sales and marketing	$529	$261		$1,345	$906
Percentage of total revenues	494%		%*	316%	239%

Research and development	$661	$719		$1,472	$2,025
Percentage of total revenues	618%		%*	346%	534%

General and administrative	$670	$386		$1,261	$1,530
Percentage of total revenues	626%		%*	296%	404%

* There were no revenues recorded in the second quarter of 2003 due to the sale of the JVM product line to esmertec.

Sales and marketing expenses consist primarily of personnel and related employee costs, salesperson commissions, advertising costs, promotional expenses and travel expenses.  Sales and marketing expenses increased by 103% to $529,000 in the second quarter ended June 30, 2004 from $261,000 in the second quarter ended June 30, 2003.  The increase was primarily due to $103,000 of expenses related to a strategic sales partner promoting our product line in the Asian markets, $61,000 in increased salaries and related employee expenses for additional headcount, $41,000 in additional marketing programs and $51,000 in additional travel expenses.

Sales and marketing expenses increased by 48% to $1,345,000 from $906,000 for the six months ended June 30, 2004 compared to the same period of 2003.  The primary reason for the increase was a result of a $353,000 one-time charge from options earned by our strategic sales partner and a $162,000 payment for the engagement of a strategic partner for the Asian markets. These increases were offset in part by decreases in salaries and employee related expense of $107,000 due to reduced sales and marketing head count.  We anticipate a modest increase in sales and marketing expense in the next few quarters as we continue to expand our sales team for the SSP product line.  Insignia has established a direct sales force in the United States and Europe, a strategic partner to promote sales into the Asian market, and a joint venture in Korea.

Research and development expenses consist primarily of personnel costs and outside contract engineering services.  Research and development expenses in the second quarter of 2004 decreased 8% to $661,000 from $719,000 in the same period in 2003.  The decrease was primarily a result of lower support and maintenance expense no longer required to support the Jeode product line.

For the six months ended June 30, 2004, research and development expenditures decreased 27% to $1,472,000 from $2,025,000 for the same period in 2003.  The decrease primarily consisted of a $316,000 reduction in salaries and employee related expenses due to a reduction in headcount in 2003 and a $197,000 decrease in software support and maintenance expenditures no longer required to support the Jeode product line.  Research and development expenses are expected to increase moderately in the near term as Insignia further enhances its Secure System Provisioning technology, and as we provide support and maintenance for future licensing agreements.

In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 2004 and 2003, no development expenditures were capitalized, as there were no amounts that qualified for capitalization.

General and administrative expenses consist primarily of personnel and outside services costs for accounting, legal and printing fees.  General and administrative expenses increased in the second quarter of 2004 by 74% to $670,000 from $386,000 in the second quarter of 2003.  The primary reasons for the increase were an increase in outside accounting, legal and printing fees amounting to approximately $104,000 and an increase of $117,000 in salary and employee related expenses due to increased headcount in 2004 and a resumption of payment of fees to our outside directors.

General and administrative expenses in the first half of 2004 decreased 18% to $1,261,000 from $1,530,000 in the first half of 2003.  A decrease in professional services amounting to approximately $206,000 was the primary reason for the decline in expenses.

General and administrative expenses are expected to increase slightly for the remainder of 2004 due to the additional costs of being compliant with the Sarbanes Oxley Act of 2002.

Restructuring

	Three months ended June 30,			Six months ended June 30,
	2004	2003		2004	2003
	(in thousands, except percentages)

Restructuring	$—	$173		$—	$499
Percentage of total revenues	—%	—	%*	—%	132%

* There were no revenues recorded in the second quarter of 2003 due to the sale of the JVM product line to esmertec.

On February 11, 2003, we announced a restructuring of the organization to focus on the SSP technology.  Restructuring expenses consisted of charges for termination benefits in the quarter ended June 30, 2003 of $173,000 and $499,000 for the first six months of 2003.  Restructuring expenses represented 132% of total revenues for the six months ended June 30, 2003, and 0% of total revenue for the three and six months ended June 30, 2004.

Interest income (expense), net

	Three months ended June 30,			Six months ended June 30,
	2004	2003		2004	2003
	(in thousands, except percentages)
Interest income (expense), net	$3	$(12)		$2	$(13)
Percentage of total revenues	3%	—	%*	0%	3%

* There were no revenues recorded in the second quarter of 2003 due to the sale of the JVM product line to esmertec.

Interest income (expense), net increased from an expense of $12,000 in the three months ended June 30, 2003 to income of $3,000 in the three months ended June 30, 2004.  Interest income (expense), net increased from an expense of $13,000 in the six months ended June 30, 2003 to income of  $2,000 in the six months ended June 30, 2004.  The change from interest expense in the three months and six months ended June 30, 2003 to interest income in the three months and six months ended June 30, 2004 was primarily due to the absence of any interest expense in 2004 attributable to the $1.0 million esmertec note payable entered into on February 7, 2003.  The loan was repaid on January 15, 2004.  Interest income (expense), net is expected to remain flat in 2004.

Other income, net

	Three months ended June 30,			Six months ended June 30,
	2004	2003		2004	2003
	(in thousands, except percentages)
Other income, net	$264	$3,529		$251	$3,542
Percentage of total revenues	247%	—	%*	59%	935%

* There were no revenues recorded in the second quarter of 2003 due to the sale of the JVM product line to esmertec.

The primary components of other income, net for the periods presented are foreign exchange gain/loss, joint venture losses, and gain on sale of the Jeode product line.  In the second quarter of 2004, we recorded a net gain on the sale of our Jeode product line of $298,000 resulting from the Termination and Waiver Agreement signed by Insignia and esmertec on June 30, 2004.  The agreement offset esmertec related liabilities and deferred revenue totaling $853,000 against $600,000 of remaining guaranteed royalty payments due from esmertec of $600,000 in exchange for a final cash payment to Insignia of $185,000.  The final payment was received from esmertec on July 8, 2004.  This gain was further offset by our share of the year to date loss on our joint venture investment, Insignia Asia, of $40,000.  In the quarter ended June 30, 2003, we recognized an initial gain of $3,500,000 relating to the sale of the Jeode product line.  Other income, net recognized in the six months ended June 30, 2004 was also primarily the result of the $298,000 gain on the sale of the Jeode line of business and joint venture losses while the other income, net recognized in the six months ended June 30, 2003 was substantially comprised of the $3,500,000 relating to the gain on the sale of the Jeode product line.

For the six months ended June 30, 2004, 100% of our revenue and approximately 61% of our operating expenses were denominated in U. S. dollars.  Most of our remaining revenues and expenses are British pound sterling denominated and, consequently, we are exposed to fluctuations in British pound sterling exchange rates.  There can be no assurance that such fluctuations will not have a material effect on our results of operations in the future.  We did not enter into any currency option hedge contracts in 2003 or the six months ended June 30, 2004.

We have, at times, an investment portfolio of fixed income securities that are classified as “available for sale securities.”  These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.  We attempt to limit this exposure by investing primarily in short-term securities.

Benefit from income taxes

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Benefit from income taxes	$187	$331	$213	$329
Effective income tax rate	—	—	—	—

The benefit from income taxes for the three and six months ended June 30, 2004 is the result of reducing a payable of $187,000 for potential tax liabilities, which is no longer necessary due to our accumulated operating loss carry forwards, tax receivables, and the lack of tax assessments or expenses.

The benefit from income taxes for the three and six months ended June 30, 2003 primarily represented a tax credit received from the United Kingdom for research and development investments. Effective 2002 and retroactive to 2000, research and development expenditures incurred in the United Kingdom qualified for a tax credit.  The tax credit does not offset tax liability but rather is a refund.

We have recorded a full valuation allowance against all deferred tax assets, primarily comprised of net operating losses, on the basis that significant uncertainty exists with respect to their realization.

Liquidity and capital resources

We have transitioned our product focus from the Jeode product line to our new SSP product line.  This change in product focus has resulted in a redirection of our working capital and personnel from our former Jeode product line towards the development and marketing efforts associated with our newer SSP product. Cash used in operating activities in the first half of  2004 totaled $2,673,000 compared to $2,231,000 for the same period in 2003.  For the six months ended June 30, 2004, cash used in operating activities resulted primarily from a net loss of $3,214,000, a decrease in deferred revenue of $821,000, and a decrease in accounts payable and accrued liabilities of $357,000.  These were partially offset by a decrease in prepaid royalties of $2,185,000, a net decrease in accounts receivable and other receivables of 623,000, and a non-cash charge for warrants in the amount of $353,000.

Cash used in investing activities for the six months ended June 30, 2004 was $163,000, which consisted primarily of an investment in an affiliate and purchases of property and equipment.

Cash provided by financing activities for the six months ended June 30, 2004 was $2,574,000, resulting from proceeds from share issuance in the amount of $1,604,000, and proceeds from the exercise of stock options and warrants amounting to $970,000.

Our cash, cash equivalents and restricted cash were $2,000,000 at June 30, 2004, a decrease of $262,000 from $2,262,000 at December 31, 2003.  At June 30, 2004, we had a working capital surplus of $1,920,000.  The principal source of working capital came as a result of the proceeds from our January 2004 financing and exercise of options and warrants.  At June 30, 2003, we had a working capital surplus of  $1,666,000.  Capital additions totaled $58,000 and $15,000 for the six months ending June 30, 2004 and 2003, respectively. We have no material commitments for capital expenditures or strategic investments. Our commitments for expenditures consist of building leases in the U.K. and U.S.

As of June 30, 2004, we had the following contractual cash obligations (including operating lease obligations that were restructured pursuant to the sale of the JVM product line) (in thousands):

Operating leases
Year ending December 31,
2004 (July 1, 2004 through December 31, 2004)	$149
2005	282
2006	193
2007	165
2008	165
Thereafter	762
$1,716

In September 2001, Insignia and Sun Microsystems, Inc. (“Sun”) entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement (the “Distribution Agreement”) between the two companies.  The Amendment required Insignia to make non-refundable royalty prepayments to Sun which would be forfeited if the prepaid royalties had not been used by the date the Distribution Agreement and Amendments expired, June 30, 2004.  The title to the prepaid royalties was transferred to esmertec on February 13, 2004 under the final asset purchase agreement.

On October 17, 2002, we entered into a securities subscription agreement (“Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital agreed to purchase, on each trading day following the effectiveness of a registration statement covering the American Depository Shares (“ADSs”) to be purchased by Fusion Capital, $10,000 of our ADSs up to an aggregate of $6.0 million over a period of 30 months. The purchase price of the ADSs will be equal to a price based upon the future market price of the shares. In order to be in compliance with Nasdaq rules, we cannot sell our ordinary shares to Fusion Capital at a price below $0.38, which represented the greater of the book value per share of our ordinary shares as of September 30, 2002 and the closing sale price per share of our ADSs on October 16, 2002.

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

Assuming we achieve our revenue targets for the SSP product and control operating costs, we believe that we will have sufficient funds to meet our operating and capital requirements through the end of fiscal year 2004.  We are currently in the process of exploring financing alternatives including selling additional equity or debt securities.  If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We may not be able to obtain additional financing on acceptable terms, or at all. If we are unable to obtain additional financing as and when needed, and on acceptable terms, we may be required to reduce the scope of our planned sales, marketing and product development efforts, which could jeopardize our business.  On August 4, 2004 we received a letter from Nasdaq stating that we were not in compliance with the Nasdaq rule that requires us to have, among other possibilities, a minimum of $2.5 million in shareholders’ equity.  We are in the process of developing a plan to achieve and sustain compliance with all the Nasdaq SmallCap listing requirements, including the time frame for completion of the plan.

New accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 have been delayed and currently apply to the first fiscal year or interim period beginning after December 15, 2003. We do not have any entities as of March 31, 2004 that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“FITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 is not expected to have a material effect on Insignia’s results of operations or financial position.

Risk Factors

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

We need additional financing to sustain our operations.

We had working capital of $1.9 million at June 30, 2004, and our cash, cash equivalents, and restricted cash totaled $2.0 million at June 30, 2004.  We had an operating cash flow deficit of $1.7 million and $2.2 million for the six months ended June 30, 2004 and 2003, respectively.

Assuming we achieve our revenue targets for the SSP product and control operating costs, we believe that we will have sufficient funds to meet our operating and capital requirements through the end of fiscal year 2004.  We are currently in the process of exploring financing alternatives including selling additional equity or debt securities.  If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We may not be able to obtain additional financing on acceptable terms, or at all. If we are unable to obtain additional financing as and when needed and on acceptable terms, we may be required to reduce the scope of our planned sales, marketing and product development efforts, which could jeopardize our business.  On August 4, 2004 we received a letter from Nasdaq stating that we were not in compliance with the Nasdaq rule that requires us to have, among other possibilities, a minimum of $2.5 million in shareholders’ equity.  We are in the process of developing a plan to achieve and sustain compliance with all the Nasdaq SmallCap listing requirement, including the time frame for completion of the plan.

We are able to receive only $10,000 per trading day under our equity line of credit with Fusion Capital, and thus this equity line of credit is a limited source of liquidity for us.

We have received a letter from Nasdaq stating that we are not in compliance with certain Nasdaq SmallCap listing requirements, and our stock could be delisted from Nasdaq.

On August 4, 2004 we received a letter from Nasdaq stating that we were not in compliance with the Nasdaq rule that requires us to have, among other possibilities, a minimum of $2.5 million in shareholders’ equity.  We have submitted to Nasdaq a plan to achieve and sustain compliance with all the Nasdaq SmallCap listing requirement, including the time frame for completion of the plan.  However, Nasdaq may conclude that our plan does not adequately address our shareholders’ equity deficiency and may determine to delist our shares.  If we receive such a notice, we currently intend to appeal that decision.

In addition, under the Nasdaq listing rules, the closing bid price of our stock must remain above $1.00 per share; however, as of June 30, 2004, the closing bid price of our stock was $0.88 per share.

We are currently in the process of exploring financing alternatives.  If we are unable to close a financing or otherwise increase our shareholders’ equity to $2.5 million or if the closing bid price of our stock remains below $1.00 for the requisite period, our shares could be delisted from the Nasdaq SmallCap Market, which could adversely affect the liquidity of the market for our shares and our ability to raise additional funds.

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

We have achieved minimal sales of our SSP product line to date.

Our future performance depends upon sales of products within our SSP product line, which is our sole product line. We only began shipping the SSP product in December 2003 and have achieved only minimal sales to date.  We only began shipping SSP products in December 2003 and have achieved only minimal sales to date.  The SSP line may not achieve or sustain market acceptance or provide the desired revenue levels.

The long and complex process of licensing our SSP product may make our revenue unpredictable.

Our revenue is dependent upon our ability to license SSP product to third parties. Licensing our SSP product is expected to be a long and complex process, which could take longer than the typical six to nine months. Before committing to license our products, potential customers must generally consider a wide range of issues including product benefits, infrastructure requirements, our ability to work with existing systems, functionality and reliability. The process of entering into a development license with a company typically involves lengthy negotiations.  Because of the sales cycle, it is difficult for us to predict when, or if, a particular prospect might sign a license agreement.  Development license fees may be delayed or reduced because of this process.  We only began shipping the SSP product in December 2003 and have achieved only minimal sales to date.  We have limited history with sales initiatives for new products.

We rely on third parties for software development tools, which we distribute with some of our products.

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

If handset manufacturers (and other third parties) do not achieve substantial sales of their products that incorporate our SSP technology, we will not receive royalty payments on our licenses.

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

We have experienced operating losses in each quarter since the second quarter of 1996. To achieve profitability, we will have to increase our revenue significantly.  Our ability to increase revenues depends upon the success of our SSP product line, and to date we have received only minimal revenues from sales of this product.  If we are unable to create revenues from SSP in the form of development license fees, maintenance and support fees, commercial use royalties and nonrecurring engineering services, our current revenues will be insufficient to sustain our business.

We need to increase our sales and marketing expenditures in order to achieve sales of our SSP product; however, this increase in expenses is expected to decrease our cash position.

For the six months ended June 30, 2004 and 2003, we spent 316% and 239%, respectively, of our total revenues on sales and marketing.  We expect to continue to incur disproportionately high sales and marketing expenses in the future.  To market SSP effectively, we must develop client and server channel markets.  We will continue to incur the expenses for a sales and marketing infrastructure before we recognize significant revenue from sales of the product.  Because customers in the smart device market tend to remain with the same vendor over time, we believe that we must devote significant resources to each potential sale.  If potential customers do not design our products into their systems, the resources we have devoted to the sales prospect would be lost.  If we fail to achieve and sustain significant increases in our quarterly sales, we may not be able to continue to increase our investment in these areas.  With increased expenses, we must significantly increase our revenues if we are to become profitable.

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

If we are unable to stay abreast of technological changes, evolving industry standards and rapidly changing customer requirements, our business reputation will likely suffer and revenues may decline.

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

Our SSP product line is targeted for the mobile operator and mobile device market.  The market for these products is fragmented and highly competitive.  This market is also rapidly changing and there are many companies creating products that compete or will compete with ours. As the industry develops, we expect competition to increase in the future. This competition may come from existing competitors or other companies that we do not yet know about.  Our main competitors include Bitfone, DoOnGo, FourthPass, OpenWave and RedBend.

If these competitors develop products that are less expensive or provide better capabilities or functionality than our SSP product line, we will be unable to gain market share. Many of our current competitors and potential competitors have greater resources, including larger customer bases and greater financial resources than we do, and we might not be able to compete successfully against these companies.  Competition could force us to reduce, the prices of our products, which would result in reduced profit margins and could harm our ability to provide adequate service to our customers. Our pricing model for our software products is a combination of (1) initial license fees, (2) activated subscriber fees, (3) support and maintenance fees, and (4) engineering service fees, any of which may be subject to significant pricing pressures.  Also, the market may demand alternative pricing models in the future.  A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also harm our competitive position.

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

Sales from outside of the United States accounted for approximately 65% and 10% of our total revenue for the six months ended June 30, 2004 and 2003, respectively, and are expected to increase with regard to sales of the SSP product.  We expect to market SSP to mobile operators and handset manufacturers in Europe.  Economic conditions in Europe generally and fluctuations in the value of the euro against the U.S. dollar and British pound sterling in particular could impair our revenues and results of operations. International operations are subject to a number of other risks. These risks include:

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

•                  general geopolitical risks, such as political and economic instability, terrorism, hostilities with neighboring countries and changes in diplomatic and trade relationships; and

•                  possible recessionary environments in economies outside the United States.

Product defects can be expensive to fix and may cause us to lose customers.

Our software products, like all software products, may have undetected errors or compatibility problems.  Software errors are particularly common when a product is first introduced or a new version is released.  Despite thorough testing, our products might be shipped with errors. If this were to happen, customers could reject our products, or there might be costly delays in correcting the problems.  Our products are increasingly used in systems that interact directly with the general public, such as in transportation and medical systems.  In systems such as these, the failure of our product could cause substantial property damage or personal injury, which would expose us to product liability claims.  Our products are used for applications in business systems where the failure of our product could be linked to substantial economic loss.  Our agreements with our customers typically contain provisions designed to limit our exposure to potential product liability and other claims.  It is likely, however, that these provisions are not effective in all circumstances and in all jurisdictions.  We may not have adequate insurance against product liability risks and renewal of our insurance may not be available to us on commercially reasonable terms.  Further, our errors and omissions insurance may not be adequate to cover claims.  If we ever had to recall our product due to errors or other problems, it would cost us a great deal of time, effort and expense.

Our operations depend on our ability to protect our computer equipment and the information stored in our databases against damage by fire, natural disaster, power loss, telecommunications failure, unauthorized intrusion and other catastrophic events.  The measures we have taken to reduce the risk of interruption in our operations may not be sufficient.  However, these measures might not be sufficient.  As of the date of this report, we have not experienced any major interruptions in our operations because of a catastrophic event.

If we lose key personnel or are unable to hire additional qualified personnel as necessary, we may not be able to successfully manage our business or sell our products.

Our future performance depends to a significant degree upon the continued contributions of our key management, product development, sales, marketing and operations personnel.  We do not have agreements with any of our key personnel that require them to work for us for a specific term, and we do not maintain any key person life insurance policies.  We currently intend to hire additional salespeople and believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand.  Competition for qualified personnel can be intense in the San Francisco bay area, where our U.S. operations are headquartered.

If we fail to protect our intellectual property rights, competitors could introduce similar or superior products, and we could lose market share.

We depend on our proprietary technology. Despite our efforts to protect our proprietary rights, it may be possible for unauthorized third parties to copy our products or to reverse engineer or otherwise obtain and use information that we consider proprietary.  Our competitors could independently develop technologies that are substantially equivalent or superior to our technologies.  Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which software piracy of our products exists, software piracy can be expected to be a persistent problem.  Effective protection of intellectual property rights may be unavailable or limited in foreign countries.  The status of U.S. patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents.  Patents have been granted on fundamental technologies in software, and patents may issue that relate to fundamental technologies incorporated into our products.

Our products may infringe the intellectual property rights of third parties, which may result in lawsuits and prevent us from selling our products.

As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products based on our technology may increasingly become the subject of infringement claims.  Third parties could assert infringement claims against us in the future. Infringement claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, might not be available on terms acceptable to us.  We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights.  Litigation to determine the validity of any claims, whether or not the litigation is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. If there is an adverse ruling against us in any litigation, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology.  Our failure to develop or license a substitute technology could prevent us from selling our products.

Some security holders have rights under their warrants to purchase significant numbers of American Depository Shares (“ADSs”) at nominal value upon the occurrence of specified events which, if triggered, would dilute the ownership interests of existing security holders.

Some security holders have rights to be issued additional ADSs by Insignia if the registration statements covering their shares and the shares underlying their warrants are suspended for more than 60 days in any 12 month period.  We must issue a total of 252,000 ADSs if we suspend registration statement number 333-51234 for more than 60 days in any 12 month period, and a total of 65,800 ADSs if we suspend registration statement number 333-57528 for more than the 60 days in any 12 month period.  We have not suspended either of these registration statements for more than 60 days in any 12 month period in the past.

We are at risk of securities litigation which, regardless of the outcome, could result in substantial costs and divert management attention and resources.

Stock market volatility has had a substantial effect on the market prices of securities issued by us and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against high technology companies.  We have in the past been, and may in the future be, the target of similar litigation.  Regardless of the outcome, securities litigation may result in substantial costs and divert management attention and resources.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the six months ended June 30, 2004, 100% of our revenue and 61% of our operating expenses were denominated in U.S. dollars.  Most of our remaining expenses are British pound sterling denominated, and consequently we are exposed to fluctuations in British pound sterling exchange rates.  There can be no assurance that such fluctuations will not have a material effect on our results of operations in the future.  We did not enter into any currency option hedge contracts in 2003 or the first half of 2004.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)          Insignia held its Annual General Meeting on June 30, 2004.  Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)         At each Annual General Meeting, the third of Insignia’s Board of Directors who have been in office longest since their last election, as well as any directors appointed by the Board during the preceding year, are required to resign and are then considered for re-election, assuming they wish to stand for re-election.  John C. Fogelin and Vincent S. Pino were re-elected as Directors at the meeting.  The Directors whose term of office continues after the meeting are Nicholas, Viscount Bearsted, Mark E. McMillan, David G. Frodsham and Richard M. Noling.

(c)          The matters described below were voted on at the Annual General Meeting, and the number of votes cast with respect to each matter and, with respect to the election of directors, for each nominee, were as indicated:

1.              Security holder vote not required.

2.              To receive and approve the Directors remuneration report.

FOR	AGAINST	ABSTAIN
6,812,119	770,934	104,696

3.              To reappoint MacIntyre Hudson as the U.K. statutory auditors and independent accountants of the Company to hold office until the conclusion of the Company’s next annual general meeting at which accounts are laid before the Company, and to authorize the Board of Directors of the Company to determine their remuneration.

FOR	AGAINST	ABSTAIN
7,594,298	47,545	45,906

4.              To ratify the appointment of Burr, Pilger & Mayer LLP as the Company’s United States independent auditors for the fiscal year ending December 31, 2004.

FOR	AGAINST	ABSTAIN
7,104,655	519,888	63,206

5.              To re-elect as a Director John C. Fogelin.

FOR	AGAINST	ABSTAIN
7,040,157	571,304	76,288

6.              To re-elect as a Director Vincent S. Pino.

FOR	AGAINST	ABSTAIN
7,529,548	80,913	77,288

7.              To amend and restate the Company’s 1995 Employee Share Purchase Plan to increase the number of ordinary shares available for issuance under this plan by an additional 300,000 to a total of 1,200,000 shares and extend the expiration of this plan until February 9, 2015.

FOR	AGAINST	ABSTAIN
5,541,439	2,081,512	64,798

8.              To amend the Company’s U. K. Employee Share Option Scheme 1996 to increase the number of ordinary shares available for issuance under this plan by 1,000,000 to a total of 8,572,071 shares.  This plan shares the same shares reserved for issuance in the stock option pool as the Company’s 1995 Incentive Stock Option Plan for US Employees, which is the Company’s stock option plan for employees in the United States.  The two plans will need to be separately amended to increase the combined option pool by a total of 1,000,000 ordinary shares.

FOR	AGAINST	ABSTAIN
5,526,989	2,098,937	61,823

9.              To amend and restate the Company’s 1995 Incentive Stock Option Plan for U.S. Employees to increase the number of ordinary shares available for issuance under this plan by 1,000,000 to a total of 8,572,071 shares and to extend the expiration date of this plan until April 30, 2014.  This plan shares the same shares reserved for issuance in the stock option pool as the Company’s U.K. Employee Share Option Scheme 1996, which is the Company’s stock option plan for employees in the Untied Kingdom.  The two plans will need to be separately amended to increase the combined option pool by a total of 1,000,000 ordinary shares.

FOR	AGAINST	ABSTAIN
5,545,243	2,089,903	52,603

10.       To increase the Company’s authorized share capital by creating an additional 25,000,000 ordinary shares of 20p nominal value.

The following Ordinary Resolution was considered and passed at the meeting in relation to Proposal 10, which required an affirmative vote of a majority of the votes cast at the meeting to be passed:

“THAT the Company’s authorized share capital be increased from £10,600,000 to £15,600,000 by the creation of an additional 25,000,000 Ordinary Shares of 20p nominal value, each ranking pari passu in all respects with the existing Ordinary Shares in the capital of the Company”.

FOR	AGAINST	ABSTAIN
5,602,269	2,033,247	52,233

11.       To authorize the Board of Directors of the Company to issue up to 45,858,647 ordinary shares and up to 3,000,000 preferred shares (or other securities derived from such ordinary shares and preferred shares, such as options or warrants) of the Company without first gaining shareholder approval, with such authority lasting a period of five years.

The following Ordinary Resolution was considered and passed at the meeting in relation to Proposal 11, which required a majority of the shareholder votes cast at the meeting to be passed:

“THAT, conditionally upon the passing of the Resolution numbered 10 above, in accordance with Section 80 of the Companies Act 1985 (the “Act”), the directors be and are hereby generally and unconditionally authorized to exercise all the powers of the Company to allot relevant securities (as defined in Section 80 of the Act) up to an aggregate nominal amount of 9,771,729.40 provided that this authority (unless previously revoked or renewed) shall expire on June 22, 2009 and that the Company may before such expiry make an offer or agreement which would or might require relevant securities to be allotted after such expiry and the directors may allot relevant securities in pursuance of such an offer or agreement as if the authority conferred hereby had not expired; and THAT the authority conferred on the directors by an ordinary resolution passed on April 26, 2001 to allot shares up to an aggregate nominal amount of £5,244,849.80 (to expire on April 25, 2006) shall cease to have effect upon and with effect from the passing of this resolution.”

FOR	AGAINST	ABSTAIN
5,648,304	1,992,775	46,670

12.       In conjunction with the authority proposed to be given in Proposal 11, to authorize the Board of Directors of the Company to issue up to 45,858,647 ordinary shares for cash (or other securities derived from such ordinary shares, such as options or warrants) without giving shareholders the first opportunity to purchase such shares or securities. This authority is to last a period of five years.

The following Special Resolution was considered and passed at the meeting in relation to Proposal 12, which required at least 75% of the shareholder votes cast at the meeting to be passed:

“THAT, conditionally upon the passing of the Resolutions numbered 10 and 11 above, in accordance with Section 95(1) of the Act, the directors be and are hereby given power, for the period commencing on and with effect from the date of adoption of this Resolution and (unless previously revoked or renewed) expiring on June 22, 2009, to allot equity securities (as defined in Section 94(2) of the Act) pursuant to the authority conferred by the Resolution numbered 11 above as if Section 89(1) of the Act did not apply to such allotment and provided that the Company may before the expiry on June 22, 2009 of the authority conferred by this Resolution numbered 12 make an offer or agreement which would or might require equity securities to be allotted after such expiry and the directors may allot equity securities in pursuance of such an offer or agreement as if the authority conferred hereby had not expired; and THAT the power conferred on the directors by a special resolution passed on April 26, 2001 to allot shares up to an aggregate nominal amount of £5,244,849.80 as if Section 89 of the Act did not apply to such allotment (to expire on April 25, 2006) shall cease to have effect upon and with effect from the passing of this resolution.”

FOR	AGAINST	ABSTAIN
6,075,390	1,573,281	39,078

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Exhibit Title

10.87	Termination and Waiver Agreement dated June 30, 2004 between the Registrant and esmertec A.G.

31.1	Section 302 certification of Chief Executive Officer

31.2	Section 302 certification of Chief Financial Officer

32.1	Section 906 certification of Chief Executive Officer

32.2	Section 906 certification of Chief Financial Officer

(b) Reports on Form 8-K

Form 8-K filed May 12, 2004 (under Items 12 and 7) for press release announcing financial results for quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SOLUTIONS PLC
(Registrant)

Date: August 13, 2004

/s/ ROBERT E. COLLINS
ROBERT E. COLLINS
Chief Financial Officer (Principal Financial Officer)