Form 10-Q/A
period 2004-06-30
INSIGNIA SOLUTIONS PLC
filed 2004-08-19
CIK 1002390

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

As of August 9, 2004, there were 29,404,062 ordinary shares of £0.20 each nominal value, outstanding.

EXPLANATORY NOTE

The Registrant hereby restates the number of ordinary shares of £0.20 each nominal value, outstanding as of August 9, 2004 to 29,404,062 as reflected on the cover sheet of its Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004.

This amendment does not otherwise reflect events occurring after the original filing of the Quarterly Report on Form 10-Q on August 13, 2004

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Exhibit Title

10.87*	Termination and Waiver Agreement dated June 30, 2004 between the Registrant and esmertec A.G.

31.1	Section 302 certification of Chief Executive Officer

31.2	Section 302 certification of Chief Financial Officer

32.1	Section 906 certification of Chief Executive Officer

32.2	Section 906 certification of Chief Financial Officer

*	Previously filed.

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
Robert E. Collins
Chief Financial Officer

Date: August 19, 2004

EXHIBIT INDEX

The following exhibits are filed as part of this Report:

Exhibit Number	Exhibit Title

10.87*	Termination and Waiver Agreement dated June 30, 2004 between the Registrant and esmertec A.G.

31.1	Section 302 certification of Chief Executive Officer

31.2	Section 302 certification of Chief Financial Officer

32.1	Section 906 certification of Chief Executive Officer

32.2	Section 906 certification of Chief Financial Officer

*	Previously filed.