Form 10-Q
period 2004-09-30
INSIGNIA SOLUTIONS PLC
filed 2004-11-12
CIK 1002390

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or,

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

As of November 5, 2004, there were 35,239,173 Ordinary shares of £0.20 each nominal value, outstanding.

INSIGNIA SOLUTIONS PLC

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

INSIGNIA SOLUTIONS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$477	$2,212
Restricted cash	50	20
Accounts receivable, net	489	50
Other receivables	33	1,153
Tax receivable	429	391
Prepaid royalties	—	2,185
Prepaid expenses	258	410

Total current assets	1,736	6,421
Property and equipment, net	144	154
Investment in affiliate	35	—
Other assets	222	219

	$2,137	$6,794

LIABILITIES, REDEEMABLE WARRANTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$357	$468
Accrued liabilities	784	1,239
Note payable	—	1,000
Deferred revenue	238	1,460

Total current liabilities	1,379	4,167

Commitments and contingencies (Note 6)
Redeemable warrants	38	38

Shareholders’ equity:
Ordinary shares	9,656	8,111
Additional paid-in capital	64,002	61,898
Common stock subscription	—	575
Accumulated deficit	(72,477)	(67,534)
Other accumulated comprehensive loss	(461)	(461)

Total shareholders’ equity	720	2,589

	$2,137	$6,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

INSIGNIA SOLUTIONS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts, unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenue
License	$100	$201	$521	$393
Service	7	—	12	187

Total net revenue	107	201	533	580

Cost of net revenue:
License	—	70	28	221
Service	—	—	—	52

Total cost of net revenue	—	70	28	273

Gross profit	107	131	505	307

Operating expenses:
Sales and marketing	578	423	1,923	1,329
Research and development	654	670	2,126	2,695
General and administrative	603	665	1,864	2,195
Restructuring	—	(19)	—	480

Total operating expenses	1,835	1,739	5,913	6,699

Operating loss	(1,728)	(1,608)	(5,408)	(6,392)
Interest income (expense), net	4	(14)	6	(27)
Other income (expense), net	(3)	(124)	248	3,418

Loss before income taxes	(1,727)	(1,746)	(5,154)	(3,001)
Provision for (benefit from) income taxes	2	(90)	(211)	(419)

Net loss	$(1,729)	$(1,656)	$(4,943)	$(2,582)

Loss per share:
Basic and diluted	$(0.06)	$(0.08)	$(0.17)	$(0.13)

Weighted average shares and share equivalents:
Basic and diluted	29,384	20,634	29,081	20,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INSIGNIA SOLUTIONS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands, unaudited)

	Nine months ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,943)	$(2,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77	113
Allowance for doubtful accounts	—	(26)
Non-cash charge relating to warrants	353	88
Equity in net loss of affiliate	40	—
Gain on sale of product line	(302)	(3,500)
Net changes in assets and liabilities:
Accounts receivable	(439)	922
Other receivables	(225)	—
Tax receivable	(38)	428
Prepaid royalties	2,185	170
Prepaid expenses	152	254
Other current assets	—	45
Other noncurrent assets	(3)	100
Accounts payable	(74)	(13)
Accrued liabilities	(318)	(162)
Accrued severance	—	97
Deferred revenue	(627)	537
Income tax payable	—	(4)

Net cash used in operating activities	(4,162)	(3,533)

Cash flows from investing activities:
Purchases of property and equipment	(67)	(62)
Investment in affiliate	(75)	—
Proceeds from sale of product line, net	—	1,513
Decrease (increase) in restricted cash	(30)	230

Net cash provided by (used in) investing activities	(172)	1,681

Cash flows from financing activities:
Proceeds from issuance of shares, net	1,604	800
Proceeds from exercise of warrants	389	796
Proceeds from note payable	—	1,000
Proceeds from exercise of stock options and employee stock purchase plan	606	1

Net cash provided by financing activities	2,599	2,597

Net increase (decrease) in cash and cash equivalents	(1,735)	745
Cash and cash equivalents at beginning of the period	2,212	726

Cash and cash equivalents at end of the period	$477	$1,471

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

During the past 24 months we have incurred an aggregate loss from operations and negative operating cash flows of $17,128,000 and $11,016,000, respectively. Additionally, on August 4, 2004, we received a letter from Nasdaq stating that we were not in compliance with the Nasdaq rule that requires us to have, among other possibilities, a minimum of $2.5 million in shareholders’ equity. On October 18, 2004, we announced that we had closed two equity related financing transactions in which we raised over $2.3 million, net of transaction costs. The funds received from these two financings will be used for working capital to help us promote our Secure Systems Provisioning v2 (SSP v2) product in the mobile operator community. We believe that as a result of the two financings announced on October 18, 2004, our shareholders’ equity has been increased above the $2.5 million minimum required by Nasdaq.

We currently believe that we will have sufficient funds to meet our operating and capital requirements for the next twelve months based on the funds raised from the October 2004 financings, potential funds available under our securities subscription agreement with Fusion Capital, our targeted revenue from our SSP product line, and our continued control of operating costs. However, the SSP product line was only introduced in December 2003, and we have achieved minimal sales of these products to date. Thus the achievement of our SSP revenue targets is risky. If we don’t achieve our revenue targets, we will need to raise additional funding and we may not be able to do so on acceptable terms or at all. The failure to raise additional funds, if needed, on a timely basis and on sufficiently favorable terms could harm our business.

We follow accounting principles generally accepted in the United States of America. We conduct most of our business in U.S. dollars. All amounts included in the unaudited condensed consolidated financial statements and notes herein are denominated in U.S. dollars unless designated “£”, in which case they are in British pound sterling. The exchange rates used between the U.S. dollar and the British pound sterling were $1.80 and $1.66 (expressed in U.S. dollars per British pound sterling) at September 30, 2004 and 2003, respectively.

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

Calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator – basic and diluted loss per share:
Net loss	$(1,729)	$(1,656)	$(4,943)	$(2,582)

Denominator – basic and diluted loss per share:
Weighted average number of ordinary shares outstanding	29,384	20,634	29,081	20,272

Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.17)	$(0.13)

Options to purchase 4,440,113 and 4,417,937 American Depository Shares (ADSs) and warrants to purchase 1,143,844 and 2,182,157 ADSs were outstanding at September 30, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive.

Note 3. Stock based compensation

Insignia accounts for stock based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure – an Amendment of FASB Statement No. 123”. The following table illustrates the effect on our net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), to stock based compensation:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss-as reported	$(1,729)	$(1,656)	$(4,943)	$(2,582)
Less stock based compensation expense determined under the fair value method	(144)	(346)	(534)	(871)

Net loss-pro forma	$(1,873)	$(2,002)	$(5,477)	$(3,453)

Basic and diluted net loss per share-as reported	$(0.06)	$(0.08)	$(0.17)	$(0.13)
Basic and diluted net loss per share-pro forma	$(0.06)	$(0.10)	$(0.19)	$(0.17)

In accordance with the disclosure provisions of SFAS 123, the fair value of employee stock options granted during the three and nine months ended September 30, 2004 and 2003 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Stock Options:
Volatility range	155% - 274%	252%	139%-274%	59%-252%
Risk-free interest rate range	2.39% - 3.77%	2.53%	1.11% - 4.07%	1.00% - 3.06%
Dividend yield	0%	0%	0%	0%
Expected life (years)	4	4	4	4
Employee Stock Purchase Plan:
Volatility range	66%	N/A	66% - 198%	59%
Risk-free interest rate range	1.25%	N/A	1.13% - 1.25%	1.17%
Dividend yield	0%	0%	0%	0%
Expected life (years)	.5	.5	.5	.5

Note 4. New accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 have been delayed and currently apply to the first fiscal year or interim period beginning after December 15, 2003. We do not have any varible interest entities as of September 30, 2004 that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”), which addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on Insignia’s results of operations or financial position.

Note 5. Esmertec agreements

On February 7, 2003, we entered into a loan agreement with esmertec AG (“esmertec”) whereby esmertec loaned Insignia $1.0 million at an interest rate of prime plus two percent. The principal amount of $1.0 million was repaid on January 15, 2004 and all remaining accrued interest of $55,161 was repaid on March 15, 2004. Accordingly, there are no outstanding balances or future amounts due to esmertec under the loan agreement as of September 30, 2004.

On March 4, 2003, we entered into several other agreements (the “Agreements”) with esmertec, including a definitive agreement to sell certain assets relating to our Java Virtual Machine (“JVM”) product line in exchange for $3.5 million, due in installments through April 2004. The transaction closed on April 23, 2003 and was amended on June 30, 2004. The assets sold primarily included the fixed assets, customer agreements and employees related to the JVM product line. Under the terms of the Agreements, esmertec also became the exclusive master distributor of the JVM technology in exchange for $3.4 million in minimum guaranteed royalties payable through October 2004.

Under the original agreements, Insignia could have earned up to an additional $4.0 million over the subsequent three year period from the effective date of the Agreements based on a percentage of esmertec’s sales of the JVM product during the period. Additionally, the parties entered into a cooperative agreement whereby esmertec would promote Insignia’s Secure System Provisioning (“SSP”) software product to esmertec’s mobile platform customers.

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

On June 30, 2004, Insignia and esmertec executed a Termination and Waiver Agreement. This Agreement offset esmertec-related liabilities and deferred revenue totaling $853,000 against $600,000 of remaining guaranteed royalty payments due from esmertec in exchange for a final cash payment to Insignia of $185,000. The resulting net gain of $302,000 was recorded as other income in the second quarter of 2004 and is net of expenses. The final payment was received from esmertec on July 8, 2004.

The Jeode platform had been our principal product line since the third quarter of 1999. With the completion of the sale of our JVM product line to esmertec in February 2004, Insignia’s sole product line currently consists of its SSP products for the mobile handset and wireless carrier industry. We began shipment of our SSP product to customers in the fourth quarter of 2003.

Note 6. Commitments and contingencies

In June 2001, Insignia and Sun Microsystems, Inc. (“Sun”) entered into an addendum (the “Addendum”) to the Distribution Agreement (the “Distribution Agreement”) relating to distribution of products to an Insignia customer. In September 2001, Insignia and Sun entered into Amendment No. 3 (the “Amendment”) to the Technology License and Distribution Agreement between the two companies. The Addendum and the Amendment each required Insignia to make non-refundable royalty prepayments to Sun, which would be forfeited if the prepaid royalties had not been used by the date the Distribution Agreement expired, June 30, 2004. The title to the prepaid royalties was transferred to esmertec under the final asset purchase agreement on February 13, 2004. Sun agreed to the transfer to esmertec effective as of June 14, 2003.

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

In our sales agreements, we typically agree to indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties for the products, as delivered by Insignia. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited, however, we normally retain the right to limit the remedies the customer may receive. We have not paid any amounts to settle claims or defend lawsuits under these indemnifications.

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

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented 100% and 72% of total revenue in the three and nine months ended September 30, 2004 and 100% and 42% of total revenue in the three and nine months ended September 30, 2003, respectively.

One customer accounted for 93% of our total revenue for the three months ended September 30, 2004. For the nine months ended September 30, 2004 five customers accounted for 28%, 21% , 19%, 14%, and 13% of our total revenue, respectively. For the nine months ended September 30, 2003 one customer accounted for 10% of total revenue.

Note 8. Equity transactions and warrants

On January 5, 2004, we issued 2,262,500 ordinary shares in ADSs form at a price of $0.80 to a total of 10 investors. We also issued warrants to purchase 565,625 ADSs to the investors at an exercise price of $1.04. The warrants were exercisable immediately and expire January 5, 2009. We received $1.8 million less offering expenses totaling approximately $0.2 million in this transaction. We also issued warrants to purchase 108,562 ADSs to the two principals of the placement agent, which are exercisable at a price of $1.09 per share. These warrants were exercisable immediately and expire January 5, 2009.

In January 2004, new ordinary shares of 766,667 were issued to Fusion Capital Fund II, LLC, a Chicago-based institution investor, (“Fusion Capital”), pursuant to a binding commitment to deliver such shares entered into in November 2003.

The following table summarizes the warrant activity during the nine months ended September 30, 2004:

	Warrants
	outstanding
	and	Warrants outstanding
	exercisable	exercise price
Balance, December 31, 2003	739,657	$4.77 - $6.00	(1)
Granted	874,187	$1.03 - $2.68
Exercised	(470,000)	$0.85	(1)

Balance, September 30, 2004	1,143,844	$1.04 - $6.00	(1)

(1)	The exercise price of the $6.00 warrants are the lesser of $6.00 or 90% of 10-day average market value.

Note 9. Related party transactions

On February 13, 2001, we entered into a promissory note with Richard M. Noling, then President and Chief Executive Officer of Insignia, whereby Mr. Noling borrowed $150,000 from Insignia. The promissory note was due in three equal installments, on each annual anniversary from the date of the note. Interest accrued on the unpaid principal balance at a rate per annum equal to the prime lending rate of interest as listed in the Wall Street Journal plus 1%. Accrued interest was due and payable monthly in arrears on the last calendar day of each month, beginning March 31, 2001. The note was amended on January 24, 2002 to extend the first and subsequent installments by one year. The first installment became due on February 13, 2003. Mr. Noling’s employment was terminated with Insignia effective February 14, 2003. We forgave, effective March 6, 2003, the balance of the loan, $128,154, in lieu of any bonus compensation.

On December 31, 2003, Insignia entered into a joint venture agreement with J Tek Corporation to form Insignia Asia Chusik Hoesa (“Insignia Asia”). During the nine months ended September 30, 2004, Insignia recognized license revenue of $75,000 from Insignia Asia.

Note 10. Restructuring

Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” requires restructuring charges to be recorded at the commitment date. On February 11, 2003, we announced a restructuring of the organization to focus on the SSP technology. The restructuring charges for the quarters ended March 31, June 30, September 30 and December 31, 2003 were $326,000, $173,000, ($19,000) and $18,000, respectively, for employee termination benefits. Restructuring charges paid in the four quarters of 2003 were $117,000, $167,000, $102,000 and $112,000, respectively. There were no accrued restructuring charges remaining as of December 31, 2003 or for the nine months ended September 30, 2004.

Note 11. Subsequent event

On October 18, 2004, we closed two equity financing transactions in which we raised over $2.3 million, net of transaction costs. We closed a private placement financing with certain institutional and other accredited investors pursuant to which we issued and sold 3,208,499 newly issued ADSs and warrants to purchase 802,127 ADSs, for a total purchase price of approximately $1.540 million, or $1.366 million net of transaction costs. The shares were priced at $0.48 per share, and the warrants had an exercise price of $1.06 per share. The warrants may be exercised any time after the date that is six months after the closing of the private placement until the earlier of April 18, 2010 or a change of control of Insignia. Nash Fitzwilliams Ltd. served as the private placement agent in the private placement. We issued warrants to purchase an aggregate of 204,597 ADSs to the two principals of Nash Fitzwilliams Ltd. as placement agent. The warrants issued to the Nash Fitzwilliams’ Ltd.’s principals have the same exercise price and terms as the warrants issued to the investors in the private placement. As part of the transaction, we agreed to file a resale registration statement on Form S-3 with the Securities and Exchange Commission within 30 days after closing for the purpose of registering the resale of the shares, and the shares underlying the warrants, issued in the private placement.

Additionally, under a previously executed securities subscription agreement, we sold to Fusion Capital 2,500,000 shares of newly issued ADSs at a purchase price of $0.40 per share (which quantity and price the parties agreed to under a modification of the agreement), resulting in proceeds of approximately $1.0 million, net of transaction costs. As of October 18, 2004, we had sold $3.152 million of our ADSs (out of a total potential issuance of $6 million under the securities subscription agreement) to Fusion Capital. Fusion Capital will be able to resell the shares it purchased under Insignia’s currently effective S-1 registration statement.

Two investors in the October 18, 2004 private placement were related parties of Insignia. Mark McMillan, our Chief Executive Officer, invested $25,000 to purchase 52,083 ADSs and warrants to purchase 13,021 additional ADSs. In addition, Vincent Pino, one of our directors, and his immediate family invested $200,000 to purchase 416,667 ADSs and warrants to purchase 104,167 additional ADSs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Insignia’s Form 10-K for the year ended December 31, 2003 (the “Form 10-K”).

Future operating results

This Form 10-Q contains forward-looking statements. Words such as “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions, are used to identify forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed in the section titled “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenue for the three and nine month periods ended September 30, 2004 and 2003:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenue:
License	93.5%	100%	97.7%	67.8%
Service	6.5%	—%	2.3%	32.2%

Total net revenue	100.0%	100%	100.0%	100.0%

Cost of net revenue:
License	—%	34.8%	5.3%	38.1%
Service	—%	—%	—%	9.0%

Total cost of net revenue	—%	34.8%	5.3%	47.1%

Gross margin	100.0%	65.2%	94.7%	52.9%

Operating expenses:
Sales and marketing	540.2%	210.4%	360.6%	229.1%
Research and development	611.2%	333.3%	399.1%	464.7%
General and administrative	563.6%	330.8%	349.7%	378.4%
Restructuring	—	(9.5)%	—%	82.8%

Total operating expenses	1,715.0%	865.2%	1,109.4%	1,155.0%

Operating loss	(1,615.0)%	(800.0)%	(1,014.6)%	(1,102.1)%
Interest income (expense), net	3.7%	(7.0)%	1.1%	(4.7)%
Other income (expense), net	(2.8)%	(61.7)%	46.5%	589.3%

Loss before income taxes	(1,614.0)%	(868.7)%	(967.0)%	(517.4)%
Provision for (benefit from) income taxes	1.9%	(44.8)%	(39.6)%	(72.2)%

Net loss	(1,615.9)%	823.9%	(927.4)%	(445.2)%

Overview

We commenced operations in 1986 and currently develop, market and support software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks. Before 2003, our principal product line was the Jeode™ platform based on our Embedded Virtual Machine (“EVM”™) technology.

During 2001, we began development of a range of products (“Secure System Provisioning” or “SSP” products) for the mobile phone and wireless operator industry. These SSP products are based on our position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and allow wireless operators and phone manufacturers to reduce customer care and software recall costs as well as increase subscriber revenue by deploying new mobile services based on provisional capabilities. With the sale of our JVM product line in April 2003, our sole product line consists of our SSP product line. We shipped our first SSP product in December 2003.

On September 16, 2004, we announced the deployment of Secure System Provisioning v2 (“SSP v2”), a new standards based infrastructure software product for mobile operators. The SSP v2 product is an interoperable device management software platform that provides a complete set of device management features. This allows operators and manufacturers to remotely configure mobile data services as well as send firmware updates over-the-air based on a variety of mobile management services, all using a single open standards system that works with any OMA DM compatible phone.

Our operations outside of the United States are primarily in the United Kingdom, where part of our research and development operations and our European sales activities are located. We sell our SSP platform directly to customers or through our hosted partners such as Metrowerks and Accord Customer Care Solutions. Our revenue from customers outside the United States is derived primarily from Europe and Asia. The operating expenses of our operations outside the United States are mostly incurred in Europe and relate to our research and development department in the United Kingdom and our European sales activities. Such expenses consist primarily of ongoing fixed costs and consequently do not fluctuate in direct proportion to revenue. Our revenue and expenses outside the United States can fluctuate from period to period based on movements in currency exchange rates. Historically, movements in currency exchange rates have not had a material effect on our revenue.

We operate with the U.S. dollar as our functional currency, with a majority of our revenue and operating expenses denominated in U.S. dollars. Pound sterling exchange rate fluctuations against the dollar can cause U.K. expenses, which are translated into dollars for financial statement reporting purposes, to vary from period-to-period.

The current economic environment

The economic climate in which we operate has been difficult over the last three years, and information technology (“IT”) spending has decreased dramatically. This has had an effect on our ability to generate new license fees, as IT budgets have been reduced or frozen and expenditures like those required to purchase some of our products have been limited. We cannot provide any assurance that the pressures on IT spending will ease. Continued competitive pressure could have a continuing pronounced effect on our operating results. In 2003, we undertook a variety of cost reduction measures designed to bring our operating expenses in line with our perceptions of the business climate, including workforce reductions. In 2004, we have continued to control expenditures.

Sale of Java Virtual Machine assets

On February 7, 2003, we entered into a loan agreement with esmertec AG (“esmertec”) whereby esmertec loaned Insignia $1.0 million at an interest rate of prime plus two percent. The principal amount of $1.0 million was repaid on January 15, 2004 and all remaining accrued interest of $55,161 was repaid on March 15, 2004. Accordingly, there are no outstanding balances or future amounts due to esmertec under the loan agreement as of September 30, 2004.

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

On June 30, 2004, Insignia and esmertec executed a Termination and Waiver Agreement. The Agreement offset esmertec related liabilities and deferred revenue totaling $853,000 against $600,000 of remaining guaranteed royalty payments due from esmertec in exchange for a final cash payment of $185,000. The resulting net gain of $302,000 was recorded as other income in the second quarter of 2004 and is net of expenses. The final payment was received from esmertec on July 8, 2004.

The Jeode platform had been our principal product line since the third quarter of 1999. With the completion of the sale of our JVM product line to esmertec in February 2004, Insignia’s sole product line currently consists of its SSP products for the mobile handset and wireless carrier industry. We began shipment of our SSP product to customers in the fourth quarter of 2003.

Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
License revenue	$100	$201	$521	$393
Service revenue	7	—	12	187

Total net revenue	$107	$201	$533	$580

The SSP product line was our primary business for the first nine months of 2004 and the Jeode product line was our sole business for the first nine months of 2003. Revenue from the SSP product line is derived from a combination of sources including (1) initial licensing fees, (2) activated subscriber fees, (3) support and maintenance fees, and (4) engineering service fees. Revenue from the Jeode product line was derived from four main sources: (1) the sale of development licenses, (2) the sale of annual maintenance and support contracts/services, (3) prepaid royalties and transactional occurrence fees based on shipments of products that include Jeode technology, and (4) nonrecurring engineering activities.

Total revenue in the third quarter of 2004 was $107,000, compared to $201,000 of revenue being recognized in the third quarter of 2003. For the nine months ended September 30, 2004, total revenue decreased to $533,000 from $580,000 for the first nine months of 2003. License revenue and service revenue accounted for 93% and 7%, respectively, of total revenue in the third quarter of 2004, compared to license revenue and service revenue of 100% and 0.0% respectively being recorded in the third quarter of 2003. License revenue and service revenue accounted for 98% and 2% respectively of the total revenue for the first nine months of the year of 2004 compared to 68% and 32%, respectively, for the first nine months of 2003.

Esmertec completed its purchase of the JVM product line and all revenue sharing has ended in accordance with the Termination and Waiver Agreement signed on June 30, 2004. Accordingly, we do not expect any future revenue to be generated from the JVM product line.

License Revenue

License revenue decreased $101,000, or 50%, from the third quarter of 2003 to the third quarter of 2004. The decrease in license revenue period over period is primarily due to a shift in our sales efforts from the matured JVM product line in 2003 to our newer SSP product line in 2004. The SSP product line was first available in December 2003 and is relatively new to the marketplace.

License revenue increased $128,000, or 33%, from the first nine months of 2003 to the first nine months of 2004. This is primarily due to the change in our product offerings to the SSP product line from the JVM product line, which was sold to esmertec in the second quarter of 2003. After the sale of the JVM product line, all Jeode related revenue recognized was under a revenue share agreement with esmertec. As anticipated, our revenue under the revenue share agreement from sales of the JVM product line tapered off while we changed our focus to the new SSP product line.

Service Revenue

Service revenue is comprised of revenue recognized from support and maintenance contracts as well as non-recurring engineering agreements.

The decrease in service revenue from the third quarter of 2003 to the third quarter of 2004 is a result of transitioning from the JVM to the SSP product lines. No service revenue was recorded in the third quarter of 2003 due to the sale of the JVM product line in the second quarter of 2003 and the relatively low level of sales of our SSP products in the third quarter of 2004.

Service revenue decreased 94% in the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003 due primarily to decreased JVM engineering and JVM support contracts after the sale of the JVM product line to esmertec.

Sales to customers outside the United States, derived mainly from customers in Europe and Asia, represented approximately 100% and 72% of total revenue in the three and nine months ended September 30, 2004, respectively, and 100% and 42% of total revenue in the three and nine months ended September 30, 2003, respectively. One customer accounted for 93% and 19% of our total revenue for the three and nine months ended September 30, 2004. For the nine months ended September 30, 2003, one customer accounted for 10% of total revenue. We are currently expecting that revenue from sales of our SSP products outside the United States will continue to contribute a substantial percentage of our total revenue.

Cost of revenue and gross margin

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except percentages)
Cost of license revenue	$—	$70	$28	$221
Gross margin: license revenue	100%	65%	5%	44%
Cost of service revenue	$—	$—	$—	$52
Gross margin: service revenue	100%	—%	—%	72%
Total cost of revenue	$—	$70	$28	$273
Gross margin: total revenue	100%	65%	95%	53%

Cost of license revenue is mainly comprised of royalties. Cost of service revenue includes costs associated with nonrecurring engineering activities and end-user support under maintenance contracts.

The increase in gross margins on our license revenue in the third quarter and first nine months of 2004 is due to the higher margins on our SSP product line when compared to the lower margins on our former JVM product line.

Gross margin for service revenue is impacted by the level and pricing terms of nonrecurring engineering activities. These factors can vary from customer to customer, and from contract to contract, based on the level of maintenance contracts sold. There were no service revenue or cost of service revenue in the third quarter of 2003 due to the transitioning of product lines.

Gross margin for total revenue increased in the third quarter of 2004 to 100% from 65% in the third quarter of 2003 due to the higher margins of the SSP product line.

Operating expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except percentages)
Sales and marketing	$578	$423	$1,923	$1,329
Percentage of total revenue	540%	210%	361%	229%
Research and development	$654	$670	$2,126	$2,695
Percentage of total revenue	611%	333%	399%	465%
General and administrative	$603	$665	$1,864	$2,195
Percentage of total revenue	564%	331%	350%	378%

Sales and marketing expenses consist primarily of personnel and related employee costs, salesperson commissions, advertising costs, promotional expenses and travel expenses. Sales and marketing expenses increased by 37% to $578,000 in the third quarter ended September 30, 2004 from $423,000 in the third quarter ended September 30, 2003. The increase of $155,000 was primarily due to $88,000 of expenses related to a strategic sales partner promoting our product line in the Asian markets, $41,000 of additional sales and marketing salaries, and $27,000 in travel expenses.

Sales and marketing expenses increased by 45% to $1,923,000 from $1,329,000 for the nine months ended September 30, 2004 compared to the same period of 2003. The primary reason for the increase of $594,000 was a $348,000 one-time non-cash charge resulting from the fair value of warrants issued and $176,000 for the engagement of our strategic partner in Asia. We anticipate a modest increase in sales and marketing expense in the next few quarters as we continue to expand our sales team to promote the SSP product line. Insignia has established a direct sales force in the United States and Europe, a strategic partner to promote sales in Asia, and a joint venture in Korea.

Research and development expenses consist primarily of personnel costs and outside contract engineering services. Research and development expenses in the third quarter of 2004 decreased 2% to $654,000 from $670,000 in the same quarter of 2003. The decrease was primarily due to a $7,000 decrease in engineering consulting expenditures.

For the nine months ended September 30, 2004, research and development expenditures decreased 21% to $2,126,000 from $2,695,000 for the same period in 2003. The decrease was primarily due to a $298,000 decrease in engineering salaries and related benefits due to reduced headcount. In addition there was a $198,000 decrease in support and maintenance relating strictly to the Jeode product line as well as a $40,000 decrease in engineering consulting services. Research and development expenses are expected to increase moderately in the near term as Insignia further enhances its Secure System Provisioning technology, and as we provide support and maintenance for future licensing agreements.

In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 2004 and 2003, no development expenditures were capitalized, as there were no amounts that qualified for capitalization.

General and administrative expenses consist primarily of personnel and outside services costs for accounting, legal and printing fees. General and administrative expenses decreased in the third quarter of 2004 by 9% to $603,000 from $665,000 in the third quarter of 2003. The primary reason for the $62,000 decrease was a $90,000 decrease in employee related expenses, which was partially offset by $36,000 due to reinstating fees to our board of directors.

General and administrative expenses in the first nine months of 2004 decreased 15% to $1,864,000 from $2,195,000 in the same period of 2003. The primary reason for the decrease of $331,000 was due to the JVM sale to esmertec resulting in a $200,000 decrease in general and administrative salaries and related employee expenditures as a direct result of reduced headcount and a $122,000 decrease in facility and related costs.

General and administrative expenses are expected to increase slightly for the remainder of 2004 due to the additional costs related to compliance with the Sarbanes Oxley Act of 2002.

Restructuring

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except percentages)
Restructuring	$—	$(19)	$—	$480
Percentage of total revenue	—%	(10)%	—%	83%

On February 11, 2003, we announced a restructuring of the organization to focus on the SSP technology. In the third quarter of 2003, we reversed $19,000 of over accrued restructuring costs. For the nine months ended September 30, 2003, restructuring expenses consisted of charges for termination benefits of $480,000. Restructuring expenses represented 83% of total revenue for the nine months ended September 30, 2003.

Interest income (expense), net

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except percentages)
Interest income (expense), net	$4	$(14)	$6	$(27)
Percentage of total revenue	4%	(7)%	1%	(5)%

Interest income (expense), net increased from an expense of $14,000 in the three months ended September 30, 2003 to income of $4,000 in the three months ended September 30, 2004. Interest income (expense), net increased from an expense of $27,000 in the nine months ended September 30, 2003 to income of $6,000 in the nine months ended September 30, 2004. The change from interest expense in the three months and nine months ended September 30, 2003 to interest income in the three months and nine months ended September 30, 2004 was primarily due to the absence of any interest expense in 2004 attributable to the $1.0 million esmertec note payable entered into on February 7, 2003. The loan was repaid on January 15, 2004. Interest income (expense), net is expected to remain flat for the remainder of 2004.

Other income (expense), net

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except percentages)
Other income (expense), net	$(3)	$(124)	$248	$3,418
Percentage of total revenue	(3)%	(62)%	47%	589%

The primary components of other income, net for the periods presented are foreign exchange gain/loss, joint venture losses, and gain on sale of the Jeode product line. In the first nine months of 2004, we recorded a gain on the sale of our Jeode product line of $302,000. Of this amount, $298,000 was recorded in the second quarter of 2004 and $4,000 was recognized in the third quarter of 2004. The agreement offset esmertec related liabilities and deferred revenue totaling $853,000 against $600,000 of remaining guaranteed royalty payments due from esmertec in exchange for a final cash payment to Insignia of $185,000. The final payment was received from esmertec on July 8, 2004. This gain was further offset by our share of the year to date loss on our joint venture investment, Insignia Asia, of $40,000. In the nine months ended September 30, 2003, we recognized an initial gain of $3,400,000 relating to the sale of the Jeode product line.

For the nine months ended September 30, 2004, 100% of our revenue and approximately 62% of our operating expenses were denominated in U. S. dollars. Most of our remaining revenue and expenses are British pound sterling denominated and, consequently, we are exposed to fluctuations in British pound sterling exchange rates. There can be no assurance that such fluctuations will not have a material effect on our results of operations in the future. We did not enter into any currency option hedge contracts in 2003 or the nine months ended September 30, 2004.

We have, at times, an investment portfolio of fixed income securities that are classified as “available for sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities.

Provision for (benefit from) income taxes

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Provision for (benefit from) income tax	$2	$(90)	$(211)	$(419)
Effective income tax rate	2%	(45)%	(40)%	(72)%

The benefit from income taxes for the nine months ended September 30, 2004 is the result of reducing a payable of $187,000 for potential tax liabilities, which is no longer necessary due to our accumulated operating loss carry forwards, tax receivables, and the lack of tax assessments or expenses, in addition to a $24,000 United Kingdom research and development tax refund.

The benefit from income taxes for the three and nine months ended September 30, 2003 primarily represented a tax credit received from the United Kingdom for research and development investments. Effective 2002 and retroactive to 2000, research and development expenditures incurred in the United Kingdom qualified for a tax credit. The tax credit does not offset tax liability but rather is a refund.

We have recorded a full valuation allowance against all deferred tax assets, primarily comprised of net operating losses, on the basis that significant uncertainty exists with respect to their realization.

Liquidity and capital resources

We have transitioned our product focus from the Jeode product line to our new SSP product line. This change in product focus has resulted in a redirection of our working capital and personnel from our former Jeode product line towards the development and marketing efforts associated with our newer SSP product. Cash used in operating activities in the first nine months of 2004 totaled $4,162,000 compared to $3,533,000 for the same period in 2003. For the nine months ended September 30, 2004, cash used in operating activities resulted primarily from a net loss of $4,943,000, a gain on the sale of the Jeode product line of $302,000, a decrease in deferred revenue of $627,000, a decrease in accounts payable and accrued liabilities of $392,000, and an increase in receivables of $664,000. These uses were partially offset by a decrease in prepaid royalties of $2,185,000, a decrease in prepaid expenses of $152,000, and a non-cash charge for warrants in the amount of $353,000.

Cash used in investing activities for the nine months ended September 30, 2004 was $172,000, which consisted primarily of an investment in an affiliate and purchases of property and equipment.

Cash provided by financing activities for the nine months ended September 30, 2004 was $2,599,000 resulting from proceeds from share issuance in the amount of $1,604,000, and proceeds from the exercise of stock options and warrants amounting to $995,000.

Our cash, cash equivalents and restricted cash were $527,000 at September 30, 2004, a decrease of $1,705,000 from $2,232,000 at December 31, 2003. At September 30, 2004, we had working capital of $357,000. The principal source of working capital came as a result of the proceeds from our January 2004 financing and exercise of options and warrants. At September 30, 2003, we had a working capital surplus of $2,953,000. Capital additions totaled $67,000 and $62,000 for the nine months ending September 30, 2004 and 2003, respectively. We have no material commitments for capital expenditures or strategic investments. Our commitments for expenditures consist of building leases in the U.K. and U.S.

As of September 30, 2004, we had the following contractual obligations (including operating lease obligations that were restructured pursuant to the sale of the JVM product line) (in thousands):

Maturity	Operating
leases
Less than 1 year	$74
1-3 years	640
4-5 years	927
Thereafter	—

$1,641

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

During the third quarter of 2003, Fusion also purchased an aggregate of 2,000,000 ADSs on exercise of warrants. Unless an event of default occurs under the Agreement, these shares must be held by Fusion Capital until the earlier of 30 months from the date of the Agreement or the date the Agreement is terminated.

On October 18, 2004, we closed two equity financing transactions in which we raised over $2.3 million, net of transaction costs. We closed a private placement financing with certain institutional and other accredited investors pursuant to which we issued and sold 3,208,499 newly issued ADSs and warrants to purchase 802,127 ADSs, for a total purchase price of approximately $1.540 million, or $1.366 million net of transaction costs. The shares were priced at $0.48 per share, and the warrants had an exercise price of $1.06 per share. The warrants may be exercised any time after the date that is six months after the closing of the private placement until the earlier of April 18, 2010 or a change of control of Insignia. Nash Fitzwilliams Ltd. served as the private placement agent in the private placement. We issued warrants to purchase an aggregate of 204,597 ADSs to the two principals of Nash Fitzwilliams Ltd. as placement agent. The warrants issued to the Nash Fitzwilliams Ltd.’s principals have the same exercise price and terms as the warrants issued to the investors in the private placement. As part of the transaction, we had agreed to file a resale registration statement on Form S-3 with the Securities and Exchange Commission within 30 days after closing for the purpose of registering the resale of the shares, and the shares underlying the warrants, issued in the private placement.

Additionally, under a previously executed securities subscription agreement, we sold to Fusion Capital 2,500,000 shares of newly issued ADSs at a purchase price of $0.40 per share (which quantity and price the parties agreed to under a modification of the agreement), resulting in proceeds of approximately $1.0 million, net of transaction costs. As of October 18, 2004, we had sold $3.152 million of our ADSs (out of a total potential issuance of $6 million under the securities subscription agreement) to Fusion Capital. Fusion Capital will be able to resell the shares it purchased under Insignia’s currently effective S-1 registration statement.

During the past 24 months we have incurred an aggregate loss from operations and negative operating cash flows of $16,151,000 and $10,137,000, respectively. Additionally, on August 4, 2004, we received a letter from Nasdaq stating that we were not in compliance with the Nasdaq rule that requires us to have, among other possibilities, a minimum of $2.5 million in shareholders’ equity. We believe that as a result of the two financings announced on October 18, 2004, our shareholders’ equity has been increased above the $2.5 million minimum required by Nasdaq.

We currently believe that we will have sufficient funds to meet our operating and capital requirements for the next twelve months based on the funds raised from the October 2004 financings, potential funds available under our securities subscription agreement with Fusion Capital, our targeted revenue from our SSP product line, and our continued control of operating costs. However, the SSP product line was only introduced in December 2003, and we have achieved minimal sales of these products to date. Thus the achievement of our SSP revenue targets is risky. If we don’t achieve our revenue targets, we will need to raise additional funding and we may not be able to do so on acceptable terms or at all. The failure to raise additional funds, if needed, on a timely basis and on sufficiently favorable terms could harm our business.

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

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on Insignia’s results of operations or financial position.

Risk Factors

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

We may need additional financing to sustain our operations.

We had working capital of $357,000 at September 30, 2004, and our cash, cash equivalents, and restricted cash totaled $527,000 at September 30, 2004. We had an operating cash flow deficit of $4.2 million and $3.5 million for the nine months ended September 30, 2004 and 2003, respectively.

On October 18, 2004, we closed two equity financing transactions in which we raised over $2.3 million, net of transaction costs. We closed a private placement financing with certain institutional and other accredited investors pursuant to which we issued and sold 3,208,499 newly issued ADSs and warrants to purchase 802,127 ADSs, for a total purchase price of approximately $1.540 million, or $1.366 million net of transaction costs. The shares were priced at $0.48 per share, and the warrants had an exercise price of $1.06 per share. The warrants may be exercised any time after the date that is six months after the closing of the private placement until the earlier of April 18, 2010 or a change of control of Insignia. Nash Fitzwilliams Ltd. served as the private placement agent in the private placement. We issued warrants to purchase an aggregate of 204,597 ADSs to the two principals of Nash Fitzwilliams Ltd. as placement agent. The warrants issued to the Nash Fitzwilliams Ltd.’s principals have the same exercise price and terms as the warrants issued to the investors in the private placement. As part of the transaction, we agreed to file a resale registration statement on Form S-3 with the Securities and Exchange Commission within 30 days after closing for the purpose of registering the resale of the shares, and the shares underlying the warrants, issued in the private placement.

Additionally, under a previously executed securities subscription agreement, we sold to Fusion Capital 2,500,000 shares of newly issued ADSs at a purchase price of $0.40 per share (which quantity and price the parties agreed to under a modification of the agreement), resulting in proceeds of approximately $1.0 million, net of transaction costs. As of October 18, 2004, we had sold $3.152 million of our ADSs (out of a total potential issuance of $6 million under the securities subscription agreement) to Fusion Capital. Fusion Capital will be able to resell the shares it purchased under Insignia’s currently effective S-1 registration statement.

We currently believe that we will have sufficient funds to meet our operating and capital requirements for the next twelve months based on the funds raised from the October 2004 financings, potential funds available under our securities subscription agreement with Fusion Capital, our targeted revenue from our SSP product line, and our continued control of operating costs. However, the SSP product line was only introduced in December 2003, and we have achieved minimal sales of these products to date. Thus the achievement of our SSP revenue targets is risky. If we don’t achieve our revenue targets, we will need to raise additional funding and we may not be able to do so on acceptable terms or at all. The failure to raise additional funds, if needed, on a timely basis and on sufficiently favorable terms could harm our business.

We received a letter from Nasdaq stating that we were not in compliance with certain Nasdaq SmallCap listing requirements, and our stock could be delisted from Nasdaq.

On August 4, 2004, Insignia Solutions, plc. received a letter from the Nasdaq Stock Market (“Nasdaq”) notifying Insignia that it was not in compliance with Marketplace Rule 4310(c)(2)(B) (the “Rule”), which requires that Insignia have at least (i) $2,500,000 in stockholders’ equity, (ii) $35,000,000 in market value of listed securities or (iii) $500,000 in net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

We believe that, as of the date of this report, and as a result of the two financings which closed on October 18, 2004, stockholders’ equity has been increased above the $2,500,000 minimum requirement. Accordingly, Insignia has regained compliance with this Nasdaq requirement. Insignia has been further informed by a letter dated September 30, 2004, that Nasdaq will continue to monitor Insignia’s ongoing compliance with the stockholders’ equity requirement. If at the time of Insignia’s next periodic report Insignia does not comply, Insignia may be subject to delisting.

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

Our revenue is dependent upon our ability to license our SSP product to third parties. Licensing our SSP product is expected to be a long and complex process, which could take longer than the typical six to nine months sales cycle for our former product. Before committing to license our products, potential customers must generally consider a wide range of issues including product benefits, infrastructure requirements, functionality, reliability and our ability to work with existing systems. The process of entering into a development license with a company typically involves lengthy negotiations. Because of the sales cycle, it is difficult for us to predict when, or if, a particular prospect might sign a license agreement. Development license fees may be delayed or reduced because of this process. We only began shipping the SSP product in December 2003 and have achieved only minimal sales to date. We have limited history with sales initiatives for new products.

We rely on third parties for software development tools, which we distribute with some of our products.

We license software development tool products from other companies to distribute with some of our products. These third parties may not be able to provide competitive products with adequate features and high quality on a timely basis or to provide sales and marketing cooperation. Furthermore, our products compete with products produced by some of our licensors. When these licenses terminate or expire, continued license rights might not be available to us on reasonable terms, or at all. We might not be able to obtain similar products to substitute into our tool suites.

If handset manufacturers (and other third parties) do not achieve substantial sales of their products that incorporate our SSP technology, we will not receive royalty payments on our licenses.

Our success depends upon the use of our technology by our licensees in their smart devices. Our licensees undertake a lengthy process of developing systems that use our technology. Until a licensee has sales of its systems incorporating our technology, they will not pay commercial use royalties to us. We expect that the period of time between entering into a development license and actually recognizing commercial use royalties will be lengthy and difficult to predict.

We have a history of losses and we must generate significantly greater revenue if we are to achieve profitability.

We have experienced operating losses in each quarter since the second quarter of 1996. To achieve profitability, we will have to increase our revenue significantly. Our ability to increase revenue depends upon the success of our SSP product line, and to date we have received only minimal revenue from sales of this product. If we are unable to create revenue from SSP in the form of development license fees, maintenance and support fees, commercial use royalties and nonrecurring engineering services, our current revenue will be insufficient to sustain our business.

We need to increase our sales and marketing expenditures in order to achieve sales of our SSP product; however, this increase in expenses is expected to decrease our cash position.

For the nine months ended September 30, 2004 and 2003, we spent 361% and 229%, respectively, of our total revenue on sales and marketing. We expect to continue to incur disproportionately high sales and marketing expenses in the future. To market SSP effectively, we must develop client and server channel markets. We will continue to incur the expenses for a sales and marketing infrastructure before we recognize significant revenue from sales of the product. Because customers in the smart device market tend to remain with the same vendor over time, we believe that we must devote significant resources to each potential sale. If potential customers do not design our products into their systems, the resources we have devoted to the sales prospect would be lost. If we fail to achieve and sustain significant increases in our quarterly sales, we may not be able to continue to increase our investment in these areas. With increased expenses, we must significantly increase our revenue if we are to become profitable.

Our business strategy is focused on our sole product line, the SSP product line.

We face significant risks associated with the development and future deployment of our SSP products and the successful execution of the related business strategy. With the sale of the Jeode product line to esmertec, the SSP product is our sole product line. We only began shipping the SSP product in December 2003 and have achieved only minimal sales to date. We have limited history with sales initiatives for new products. Additionally, the sales cycle for the SSP products is expected to take longer than the typical six to nine months cycle of the Jeode product.

If we are unable to stay abreast of technological changes, evolving industry standards and rapidly changing customer requirements, our business reputation will likely suffer and revenue may decline.

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

Our SSP product line is targeted for the mobile operator and mobile device market. The market for these products is fragmented and highly competitive. This market is also rapidly changing and there are many companies creating products that compete or will compete with ours. As the industry develops, we expect competition to increase in the future. This competition may come from existing competitors or other companies that we do not yet know about. Our main competitors include Bitfone, DoOnGo, 4thPass, OpenWave and RedBend.

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

All of these factors are difficult to forecast. Our future operating results may fluctuate due to these and other factors, including our ability to continue to develop innovative and competitive products. An increasing amount of our sales orders involve products and services that yield revenue over multiple quarters or upon completion of performance. If license agreements entered into during a quarter do not meet our revenue recognition criteria, even if we meet or exceed our forecast of aggregate licensing and other contracting activity, it is possible that our revenue would not meet expectations. Due to all of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be viewed as an indication of our future performance. In the past, we have experienced actual performance that did not meet financial market expectations. It is likely that, in some future quarters, our operating results will again be below the expectations of stock market analysts and investors.

International sales of our products, which we expect to comprise a significant portion of total revenue, expose us to the business and economic risks of international operations.

Sales from outside of the United States accounted for approximately 72% and 42% of our total revenue for the nine months ended September 30, 2004 and 2003, respectively, and are expected to increase with regard to sales of the SSP product. We expect to market SSP to mobile operators and handset manufacturers in Europe. Economic conditions in Europe generally and fluctuations in the value of the euro against the U.S. dollar and British pound sterling in particular could impair our revenue and results of operations. International operations are subject to a number of other risks. These risks include:

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

On April 3, 1996, a class-action lawsuit was filed against us alleging that we misrepresented our business, the strength of our sales force and our financial health. The suit stemmed from our failure to achieve the consensus earnings estimates of research analysts in the first quarter following our initial public offering in November 1995. In August 1997, we reached a memorandum of understanding to settle the suits. Although we never agreed with the allegations, we paid $8.0 million to the plaintiffs, of which our insurance company paid $7.5 million. In February 1997, we restated our financial results for the quarters ended March 31 and June 30, 1996. We revised our revenue and net income numbers downward for these two quarters due to inflated revenue resulting from misstatement of inventory levels of one of our resellers by two of our sales and marketing personnel. We agreed with the SEC to cease and desist from engaging in similar accounting practices. The two Insignia sales and marketing people involved in the revenue misstatement are no longer with Insignia and were forced to pay significant fines. We did not have to pay any fines.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the nine months ended September 30, 2004, 100% of our revenue and 62% of our operating expenses were denominated in U.S. dollars. Most of our remaining expenses are British pound sterling denominated, and consequently we are exposed to fluctuations in British pound sterling exchange rates. There can be no assurance that such fluctuations will not have a material effect on our results of operations in the future. We did not enter into any currency option hedge contracts in 2003 or the first half of 2004.

We have, at times, an investment portfolio of fixed income securities that are classified as “available-for-sale-securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities.

Item 4. Controls and Procedures

We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Exchange Act and the rules and regulations of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

INSIGNIA SOLUTIONS PLC (Registrant)
Date: November 12, 2004	/s/ ROBERT E. COLLINS
ROBERT E. COLLINS
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
Number	Exhibit Title

31.1	Section 302 certification of Chief Executive Officer

31.2	Section 302 certification of Chief Financial Officer

32.1	Section 906 certification of Chief Executive Officer

32.2	Section 906 certification of Chief Financial Officer