Form 10-K
period 2004-12-31
INSIGNIA SOLUTIONS PLC
filed 2005-03-30
CIK 1002390

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
(Title of class)
Ordinary Shares (£0.20 nominal value)
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment of this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $22,457,265 as of March 17, 2005 based upon the closing sale price on the Nasdaq SmallCap Market reported for such date. Ordinary shares held by each officer and director and by each person who owns 5% or more of the outstanding Ordinary share capital have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of March 17, 2005, there were 42,372,199 ordinary shares of £0.20 each nominal value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I
      This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding the Company and its business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report.
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

Item 1 —	Business
Company Overview
      We commenced operations in 1986 and currently develop, market and support software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air (“OTA”) data networks. Before 2003, our principal product line was the Jeodetm platform, based on our Embedded Virtual Machine (“EVM”tm) technology. The Jeode platform was our implementation of Sun Microsystems, Inc.’s (“Sun”) Java® technology tailored for smart devices. During 2001, we began development of a range of products (“Secure System Provisioning” or “SSP” products) for the mobile phone and wireless operator industry. The SSP product builds on our position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and allow wireless operators and phone manufacturers to reduce customer care and software recall costs, as well as increase subscriber revenue by deploying new mobile services based on dynamically provisional capabilities. With the sale of our Jeode product line in April 2003, our sole product line consists of our SSP product. We shipped our first SSP product in December 2003, but have achieved only minimal sales to date.
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

The Trend Towards More Complex Software
      As more and more advanced features are packed into mobile phones, the software becomes more complex, leading to more software problems. However, consumers have come to expect the same level of reliability and performance as that to which they are accustomed from their traditional voice-only fixed phones. Thus, the addition of more software on the mobile phones creates a new critical challenge for operators and device manufacturers — ensuring consistent reliability and performance.
      Due to increased software functionality and hence complexity, manufacturers are experiencing a high incidence of problems with feature phones, adding a significant maintenance expense for the telecommunica-

tions industry. Mobile phone recalls can be expensive. Manufacturers are often responsible for the entire recall operation, ranging from notification and taking customer calls to re-flashing and administering the entire process. The additional costs of repairing and maintaining these increasingly complex devices are restraining industry growth. Curbing these costs through a comprehensive “Over-The-Air Repair”tm system will significantly reduce the manufacturers’ costs by minimizing the need for in-store and through-the-mail repairs and by reducing customer service personnel.

Evolution of Mobile Terminals
      In the 1980’s, when the first large scale commercial mobile services were launched in the United States, the mobile handsets or “terminals” available for services were analog voice-only terminals. Even when the first digital terminals came into the market, they were voice-only terminals. As the global subscriber base for mobile services grew exponentially in the 1990’s, static applications such as address books and games as well as communication applications such as short message service text messaging (“SMS”) were packed into the terminals. With the Internet boom in the mid to late 1990’s, mobile terminals evolved into sophisticated data terminals as well by integrating them with web browsers. As the need for data bandwidth grew, high-speed data technologies such as General Packet Radio Service (“GPRS”) and Code Division Multiple Access (“CDMA”) emerged, and the new models of mobile phones incorporated these high-speed data technologies. Toward the end of the 1990’s, the mobile terminals took another leap by introducing the concept of downloadable applications to the mobile world. In addition, evolving standards such as SyncML were introduced which allowed the transfer and synchronization of data in the mobile terminals with other devices such as personal computers (“PCs”) and personal data assistants (“PDAs”).
      With the wider deployment of an enhanced phone for photo imaging, game playing and more messaging technologies, as well as the increasing coverage of more robust networks, the number of features built into mobile phones is going to increase dramatically.
      The result of this rapid transformation of mobile terminals from voice-only terminals to sophisticated all-purpose consumer devices is that the software running on the mobile terminal has become extremely complex and hence vulnerable to problems.
Products and Support

Summary
      The SSP product line has been available for sale since December 2003. The SSP product line revenue model is based on a combination of indirect sales to customers through OEMs as well as direct sales to customers. SSP product line revenues accounted for 83%, 3% and 0% of total Insignia revenues in 2004, 2003 and 2002, respectively.

SSP Platform
      The SSP product is an open software system that enables mobile operators and terminal manufacturers to repair the system software on their subscribers’ terminals, as well as add new capabilities over-the-air. This capability helps to avoid terminal recalls due to software issues, reduces customer care call center costs, reduces churn due to dissatisfaction, lowers inventory, provides faster time to market and increases revenue per subscriber by extending terminal capabilities for new services.

Jeode Platform
      On February 7, 2003, we entered into a loan agreement with esmertec AG (“esmertec”) whereby esmertec loaned Insignia $1.0 million at an interest rate of prime plus two percent. The principal amount of $1.0 million was repaid on January 15, 2004 by offsetting that amount with a receivable relating to the product line purchase. All remaining accrued interest of $55,161 was repaid on March 15, 2004 by offsetting the accrued interest against prepaid royalties. Accordingly, there are no outstanding balances or future amounts due to esmertec under the loan agreement as of December 31, 2004.

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
      Under the original agreements, Insignia could have earned up to an additional $4.0 million over the subsequent three-year period from the effective date of the agreement based on a percentage of esmertec’s sales of the JVM product during the period. Additionally, the parties entered into a cooperative agreement whereas esmertec would promote Insignia’s Secure System Provisioning (“SSP”) software product to esmertec’s mobile platform customers.
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
      The Jeode platform had been our principal product line since the third quarter of 1999. With the completion of the sale of our JVM product line to esmertec in February 2004 and the termination and waiver agreement dated June 30, 2004, Insignia’s sole product line currently consists of its SSP products for the mobile handset and wireless carrier industry.

Support — SSP Platform
      We offer both pre-sales and post-sales support to our SSP platform customers. Pre-sales support is provided at no charge. After the sale of a license, each customer usually commits to at least a one year annual maintenance contract which entitles the customer to receive standard support, including: web-based support, access to frequently asked questions (“FAQs”), on-line publications and documentation, email assistance, limited telephone support, and critical bug fixes and product updates (collective bug fixes and minor enhancements). Annual maintenance contracts are also usually required during the time that the customer is developing and/or shipping products.
Research and Development
      In 2004, 2003 and 2002, we spent approximately $2.8 million, $3.4 million and $5.6 million, respectively, on research and development. At December 31, 2004, we had 18 full-time employees engaged in research and development, of whom 9 were located at our facility in the United Kingdom and 9 were located at our facility in Fremont, California.
Proprietary Rights
      We rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. We have filed in the United Kingdom and the United States patent applications for innovative technologies incorporated into our SSP product. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, consultants, distributors and corporate partners, and we limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise to obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. We license technology from various third parties.
      We may, from time to time, receive communications from third parties asserting that our products infringe, or may infringe, on their proprietary rights. Licenses to disputed third-party technology may not be available on reasonable commercial terms, if at all. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks, whether or not such litigation is determined in our favor. In the event of an adverse ruling in any such litigation, we may be required to pay substantial damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. In the event of a successful claim against us and our failure to develop or license a substitute technology, our business, financial condition and results of operations would suffer. As the number of software products in the industry increases and the functionality of these products further overlaps, we believe that software developers may become increasingly subject to infringement claims. Any such claims against us, with or without merit, as well as claims initiated by us against third parties, can be time consuming and expensive to defend or prosecute and to resolve.
Sales and Marketing

SSP
      SSP is being sold and marketed to mobile operators and device manufacturers through direct channels and OEMs. After an initial customer win, we may employ a channel approach for follow-on sales of our SSP product. We plan to distribute the SSP client through a variety of channel partners, who may include the code as part of their reference design, silicon platform or operating system.
      Sales to distributors and OEMs representing more than 10% of total revenue in each period accounted for the following percentages of total revenue:

	Year Ended
	December 31,

	2004	2003	2002

Distributors:
Telemobile Corporation	28%	—	—
Esmertec A.G.	17%	*	—
Insignia Asia Corporation	14%	—	—
Phoenix Technologies Ltd.	*	*	58%
All Distributors	60%	47%	70%
OEMs:
Qindao Haier Telecom Company Limited	21%	—	—
Sophast Inter Corporation Company Limited	18%	—	—
Hewlett Packard Company	—	26%	*
All OEMs	40%	49%	29%

*	Less than 10%

Strategic Alliances

International Business Machines Corp. (“IBM”)
      We are porting our SSP server software product onto the IBM Websphere platform and integrating it with IBM’s device management software. We are co-selling and co-marketing, with IBM, the solution to mobile operators and phone manufacturers worldwide.

Symbian
      Symbian has entered into a definitive agreement with Insignia to provide a royalty-free implementation of our SSP client software alongside its operating system to all Symbian licensees. We believe this implementation will enable rapid adoption of our technology by leading smart-phone vendors and mobile operators worldwide that are licensees of Symbian.
Competition
      Our SSP product line is targeted for the mobile operator and mobile device market. The market for these products is fragmented and highly competitive. This market is also rapidly changing, and there are many companies creating products that compete or will compete with ours. As the industry develops, we expect competition to increase in the future. This competition may come from existing competitors or other companies that we do not yet know about. Our main competitors include Bitfone, InnoPath, 4thPass, OpenWave and RedBend.
      If these competitors develop products that are less expensive or provide better capabilities or functionality than does our SSP product line, we will be unable to gain market share. Many of our current competitors and potential competitors have greater resources, including larger customer bases and greater financial resources than we do, and we might not be able to compete successfully against these companies. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also harm our competitive position.
Employees
      As of December 31, 2004, we employed 32 regular full-time persons of which 20 were located in the United States and 12 were located in the United Kingdom. Of the 20 people in the United States, 4 were in sales and marketing, 9 in research and development and 7 in administration and finance. Of the 12 people located in the United Kingdom, 2 were in sales and marketing, 9 in research and development and 1 in administration and finance. None of our employees are represented by a labor union, and we have experienced no work stoppages. We believe that our employee relations are good.
Website Posting of SEC Filings
      The Company’s website provides a link to the Company’s Securities Exchange Commission (“SEC”) filings, which are available on the same day such filings are made. The specific location on the Company’s website where these reports can be found is http://www.insignia.com/content/investor/sec.shtml
Incorporation
      Insignia Solutions plc was incorporated under the laws of England and Wales on November 20, 1985 under the name Diplema Ninety Three Limited, changed its name to Insignia Solutions Limited on March 5, 1986 and commenced operations on March 17, 1986. On March 24, 1995, the Company was re-registered as a public limited company under the name Insignia Solutions plc. Our principal executive offices in the United States are located at 41300 Christy Street, Fremont, California 94538. Our telephone number at that location is (510) 360-3700. Our registered office in the United Kingdom is located at The Mercury Centre, Wycombe Lane, Wooburn Green, High Wycombe, Bucks HP10 0HH. Our telephone number at that location is (44) 1628-539500.

Item 2 —	Properties
      Our headquarters and principal management, sales and marketing and support facility is located in Fremont, California. On April 8, 2003, we entered into a three-year contract lease renewal for approximately 9,500 square feet. Our principal European sales, research and development and administrative facility is located in High Wycombe, in the United Kingdom, and consists of approximately 5,000 square feet under a lease that will expire in August 2013. In April 2003, as part of the sale of the JVM product line to esmertec, esmertec entered into an agreement with our U.K. building landlord to take over the leasehold property on one of the two buildings located in High Wycombe. Effective February 1, 2004, we subleased half of our remaining U.K. office space. The agreement expires December 31, 2009. Either party, with six-month prior notice, may terminate the lease January 1, 2006 or August 11, 2008.
      We leased an office in Tokyo, Japan. This lease expired February 28, 2003 and the Japan office was closed. We do not anticipate expanding the size of our facilities in California, the United Kingdom, or Japan in the foreseeable future.

Item 3 —	Legal Proceedings
      None

Item 4 —	Submission of Matters to a Vote of Security Holders
      None
Executive Officers of the Registrant
      The executive officers of Insignia as of March 18, 2005 are as follows:

Name	Age	Position

Mark E. McMillan	41	Chief Executive Officer, President and a Director
Robert E. Collins	58	Chief Financial Officer, Secretary and Vice President
Paul Edmonds	60	Vice President Engineering
Anders Furehed	36	Senior Vice President of European Operations
      Executive officers serve at the discretion of the Board of Directors.
      Mark E. McMillan was named Chief Executive Officer and a director of Insignia in February 2003. Mr. McMillan joined Insignia in November 1999 as Senior Vice President of Worldwide Sales and Marketing, was promoted to Executive Vice President of Worldwide Sales and Marketing in May 2000 and Chief Operating Officer in October 2000. Mr. McMillan was promoted to President in July 2001. Before joining Insignia, Mr. McMillan served as Vice President of Sales, Internet Division, for Phoenix Technologies Ltd. Prior to that, Mr. McMillan served as Phoenix’s Vice President and General Manager of North American Operations.
      Robert E. Collins was appointed Chief Financial Officer of the Company on January 19, 2004. Mr. Collins has over twenty-five years of industry experience with a background in telecommunications, semiconductors and health care. Mr. Collins served as Chief Financial Officer for both public and private companies including P-Com from October 1998 to April 2000, Netgear from April 2000 to June 2001 and Array Networks from October 2001 to May 2003. He also held several senior management positions including Treasurer at Syntex Corporation, a pharmaceutical company. Mr. Collins received his B.S. from Adelphi University and an MBA in finance from California State University at Hayward.
      Paul Edmonds joined Insignia in April 2002 as Senior Director, Server Engineering. In February 2003, Mr. Edmonds was appointed Vice President of Engineering. Mr. Edmonds has over 20 years of industry experience and has held a variety of key engineering management positions with major companies in the telecommunications and mobile services industries. Prior to joining Insignia, Mr. Edmonds was a co-founder and Vice President of Engineering at @Motion, Inc. (acquired by Openwave) from February 1998 to June 2001. He also was lead inventor on two issued and three pending patents in scalable fault tolerant computer systems. Mr. Edmonds holds a Bachelor of Science degree from Trinity College and a Masters Degree in Computer Science from Boston University.
      Anders Furehed joined Insignia in March 2005 as Senior Vice President of European Operations in connection with the closing of Insignia’s acquisition of mi4e Device Management AB, (“mi4e”) a Swedish provider of client-provisioning device management software and services to mobile phone operators. In July 2003, Mr. Furehed co-founded mi4e and served as CEO of mi4e from July 2003 until March 2005 when Insignia acquired mi4e. From February 2001 until March 2003, Mr. Furehed was the founder of Syrei AB, a Swedish telecommunications consulting company. From 1999 until February 2001, Mr. Furehed was a technical manager for Netcom Consultant, a telecommunications consulting company.
PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Price Range of Ordinary Shares
      Our American Depositary Shares (“ADSs”), each representing one ordinary share of 20 pence nominal value, have been traded under the symbol “INSGY” from Insignia’s initial public offering in November 1995 to December 24, 2000, and “INSG” since then. Our stock traded on the Nasdaq National Market from November 1995 to January 2003 and has traded on the Nasdaq SmallCap Market since then. The following table sets forth, for the periods indicated, the high and low sales prices for our ADSs as reported by the Nasdaq National Market or Nasdaq SmallCap Market as applicable:

	2004 Quarters Ended

	Dec 31	Sept 30	June 30	Mar 31

Quarterly per share stock price:
High	$1.30	$0.92	$2.14	$3.47
Low	$0.68	$0.50	$0.75	$0.88

	2003 Quarters Ended

	Dec 31	Sept 30	June 30	Mar 31

Quarterly per share stock price:
High	$1.62	$1.79	$0.80	$0.45
Low	$0.80	$0.39	$0.19	$0.20
      The closing sales price of our shares as reported on the Nasdaq SmallCap Market on March 17, 2005 was $0.53 per share. As of that date, there were approximately 218 holders of record of our ordinary shares and ADSs, excluding those holders of ADSs that are held in nominee or street name by brokers.
Dividends
      We have not declared or paid any cash dividends on our ordinary shares. We anticipate that we will retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Any payment of dividends would be subject, under English law, to the Companies Act 1985, and to our Memorandum and Articles of Association, and may only be paid from our retained earnings, determined on a pre-consolidated basis. As of December 31, 2004, Insignia Solutions, plc (excluding Insignia Solutions, Inc.) had an accumulated deficit of $26,823,449 on a pre-consolidated basis.

Item 6 —	Selected Consolidated Financial Data
      The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2004, 2003 and 2002, and the consolidated balance sheet data as of December 31, 2004 and 2003 are derived from our audited financial statements that are included elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2001 and 2000 , and the consolidated balance sheet data as of December 31, 2002, 2001 and 2000 are derived from audited consolidated financial statements that are not included in this Report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      Due to our product line changes and other significant financial events the comparability of the consolidated financial statements from year to year may be affected materially. For further clarity review the Sale of Java Virtual Machine Assets in the following Management, Discussion and Analysis.
Selected Consolidated Financial Data
(In thousands, except per share data)

	Year Ended December 31,

	2004	2003	2002	2001	2000

Consolidated Statement of Operations Data
Net revenues	$541	$710	$7,256	$10,273	$10,766
Cost of net revenues	42	340	2,584	4,275	3,291

Gross profit	499	370	4,672	5,998	7,475

Operating expenses:
Sales and marketing	2,511	1,757	5,558	7,058	5,376
Research and development	2,807	3,373	5,640	6,220	5,960
General and administrative	2,579	2,676	3,356	4,155	3,733
Restructuring	—	498	296	292	—

Total operating expenses	7,897	8,304	14,850	17,725	15,069

Operating loss	(7,398)	(7,934)	(10,178)	(11,727)	(7,594)
Interest and other income (expense), net	255	3,101	(356)	567	(5)

Loss before income taxes	(7,143)	(4,833)	(10,534)	(11,160)	(7,599)
Benefit from income taxes	(81)	(510)	(2,114)	(152)	(785)

Net loss	$(7,062)	$(4,323)	$(8,420)	$(11,008)	$(6,814)

Net loss per share:
Basic and diluted	$(0.23)	$(0.20)	$(0.42)	$(0.57)	$(0.47)
Weighted average ordinary shares and ordinary share equivalents:
Basic and diluted	30,191	21,231	19,937	19,248	14,571

	December 31,

	2004	2003	2002	2001	2000

Consolidated Balance Sheet Data
Cash, cash equivalents, short-term investments and restricted cash	$952	$2,232	$976	$8,893	$17,351
Working capital	900	2,254	1,964	10,633	11,377
Total assets	2,587	6,794	6,453	17,768	22,336
Mandatorily redeemable warrants	—	38	1,440	1,440	1,440
Total shareholders’ equity	$1,341	$2,589	$2,673	$9,895	$15,749

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
      We commenced operations in 1986 and currently develop, market and support software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks. Before 2003, our principal product line was the Jeode platform, based on our Embedded Virtual Machine (“EVM”) technology. The Jeode platform was our implementation of Sun Microsystems, Inc.’s (“Sun”) Java® technology tailored for smart devices. During 2001, we began development of a range of products (“Secure System Provisioning” or “SSP” products) for the mobile phone and wireless operator industry. These SSP products build on our position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and allow wireless operators and phone manufacturers to reduce customer care and software recall costs as well as increase subscriber revenue by deploying new mobile services based on dynamically provisional capabilities. With the sale of our JVM product line in April 2003, our sole product line consists of our SSP product. We shipped our first SSP product in December 2003, but have achieved only minimal sales to date.

International
      Our operations outside of the United States are primarily in the United Kingdom, where part of our research and development operations and our European sales activities are located. We sell our SSP platform directly to customers or through our hosted partners such as Metrowerks and Accord Customer Care Solutions. Sales to customers outside the United States were derived mainly from customers in Europe and Asia, and represented 72%, 42% and 7% of total revenues in 2004, 2003 and 2002, respectively. Economic conditions in Europe and Japan, as well as fluctuations in the value of the Euro and Japanese yen against the U.S. dollar and British pound sterling, could impair our revenue and results of operations. Our revenues from customers outside the United States are generally affected by the same factors as our revenues from sales to customers in the United States. The operating expenses of our operations outside the United States are mostly incurred in Europe and relate to our research and development and European sales activities. Such expenses consist primarily of ongoing fixed costs and consequently do not fluctuate in direct proportion to revenues. In 2004, approximately 100% of our total revenues and over 61% of our operating expenses were denominated in U.S. dollars. Most of our remaining expenses are British pound sterling denominated and, consequently, we are exposed to fluctuations in British pound sterling exchange rates. Our expenses outside the United States can fluctuate from period to period based on movements in currency exchange rates. Historically, movements in currency exchange rates have not had a material effect on our revenues. We did not enter into any currency option hedge contracts in 2004, 2003 or 2002.
      We operate with the U.S. dollar as our functional currency, with a majority of revenues and operating expenses denominated in U.S. dollars. Pound sterling exchange rate fluctuations against the dollar can cause U.K. expenses, which are translated into dollars for financial statement reporting purposes, to vary from period-to-period.

Significant Financial Events in 2004
      In early January 2004, Insignia Solutions issued and sold to certain institutional and other accredited investors, in a private placement, 2,262,500 newly issued American Depository Shares (“ADSs”), and warrants to purchase 565,625 ADSs, for a total purchase price of approximately $1.8 million.
      On June 30, 2004, Insignia and esmertec, a Swiss software company focused on Java technologies, entered into a Termination and Waiver Agreement, effectively concluding the remaining business between the two companies and dissolving any ties going forward between Insignia and the Java Virtual Machine (“JVM”) product line it sold to esmertec in April 2003. As a result, esmertec agreed to pay Insignia $185,000 on July 8, 2004 in full and final satisfaction of the deferred consideration and waived all other consideration pursuant to the Asset Purchase Agreement dated March 4, 2003. The new agreement accelerated the termination under the Asset Purchase Agreement from March 2006 to June 30, 2004. All existing and future outstanding obligations between the two companies were waived resulting in net other income of $302,000 to Insignia.
      On October 18, 2004, Insignia announced that it had closed two equity financing transactions totaling approximately $2.3 million, net of transaction costs. We closed a private placement financing with certain institutional and other accredited investors pursuant to which we sold newly issued ADSs and warrants to purchase ADSs, for a total purchase price of approximately $1.5 million, or $1.3 million net of transaction costs. Additionally, under a previously executed securities subscription agreement, we sold to Fusion Capital Fund II, LLC (“Fusion Capital”) 2,500,000 shares of newly issued ADSs at a purchase price of $0.40 per share, resulting in proceeds of approximately $1.0 million, net of transaction costs.
      In addition during the fourth quarter of 2004, we issued additional shares under the October 17, 2002 Securities Subscription agreement with Fusion Capital Fund II, LLC at a rate of $10,000 per day. We issued an additional 600,060 shares and received an additional $470,000. At December 31, 2004, $190,000 was due from Fusion Capital for stock purchases made and the amount is included in other receivables in the accompanying consolidated balance sheet in Item 8 of this Form 10-K. Payment was received in January 2005.
Critical Accounting Policies and Estimates
      The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. These estimates affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. By their nature, these judgments are subject to an inherent degree of uncertainty. The most significant estimates and assumptions relate to revenue recognition, the recoverability of prepaid royalties, and the adequacy of allowances for doubtful accounts. Actual amounts could differ from these estimates.

Revenue recognition
      We recognize revenue in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition” and Statement of Position No. 98-9, “Modification of SOP No 97-2.” These Statements of Position require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is probable. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.
      At the time of the transaction, we assess whether the fee associated with our revenue transaction is fixed or determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue on the earlier of due date or the date on which cash is collected.
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
      For arrangements with multiple obligations (for example, undelivered maintenance and support), we will allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we will defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair value for the ongoing maintenance and support obligation is based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services such as training or consulting, is based upon separate sales by us for these services to other customers.
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

Accounts receivable and allowance for doubtful accounts
      We perform ongoing credit evaluations of our customers and will adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within expectations and the allowance established, credit loss rates may increase. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of accounts receivables and future operating results.
      The preparation of financial statements requires us to make estimates of the uncollectibility of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Accounting for Income Taxes
      Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, as well as operating loss and tax credit carry forwards. We have recorded a full valuation allowance to reduce our deferred tax asset. Based on available objective evidence, it is more likely than not that the deferred tax asset will not be realized. In the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination was made.
Sale of Java Virtual Machine Assets
      On February 7, 2003, we entered into a loan agreement with esmertec whereby esmertec loaned Insignia $1.0 million at an interest rate of prime plus two percent. The principal amount of $1.0 million was repaid on January 15, 2004 by offsetting that amount with a receivable relating to the product line purchase. All remaining accrued interest of $55,161 was repaid on March 15, 2004 by offsetting the accrued interest against prepaid royalties. Accordingly, there are no outstanding balances or future amounts due to esmertec under the loan agreement as of December 31, 2004.
      On March 4, 2003, we entered into several other agreements (the “Agreements”) with esmertec, including a definitive agreement to sell certain assets relating to our JVM product line in exchange for $3.5 million due in installments through April 2004. The transaction closed on April 23, 2003 and was amended on June 30, 2004. The assets sold primarily included the fixed assets, customer agreements and employees related to the JVM product line. Under the terms of the Agreements, esmertec also became the exclusive master distributor of the JVM technology in exchange for $3.4 million in minimum guaranteed royalties through October 2004.
      Under the original agreements, Insignia could have earned up to an additional $4.0 million over the subsequent three-year period from the effective date of the agreement based on a percentage of esmertec’s sales of the JVM product during the period. Additionally, the parties entered into a cooperative agreement whereas esmertec would promote Insignia’s Secure System Provisioning (“SSP”) software product to esmertec’s mobile platform customers.
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
      On June 30, 2004, Insignia and esmertec executed a Termination and Waiver Agreement. The Agreement offset esmertec related liabilities and deferred revenue totaling $853,000 against $600,000 of remaining guaranteed royalty payments due from esmertec in exchange for final cash payment of $185,000. The resulting net gain of $302,000 was recorded as other income in the second quarter of 2004 and is net of expenses. The final payment was received from esmertec on July 8, 2004.
      The Jeode platform had been our principal product line since the third quarter of 1999. With the completion of the sale of our JVM product line to esmertec in February 2004, Insignia’s sole product line currently consists of its SSP products for the mobile handset and wireless carrier industry. We began shipment of our SSP product to customers in the fourth quarter of 2003, but have achieved only minimal sales to date.

Results of operations
      The following table sets forth statements of operations data for the three years ended December 31, 2004 expressed as a percentage of total revenues:
Revenues

		% Change		% Change
	2004	2003 to 2004	2003	2002 to 2003	2002

	($ in thousands)
License revenues	$521	0%	$522	(91)%	$5,714
Service revenues	20	(89)%	188	(88)%	1,542

Total revenues	$541	(24)%	$710	(90)%	$7,256

      The SSP product line was our primary business for 2004. The Jeode product line was our primary business for 2003 and 2002. Both the SSP product line and the Jeode product line derive revenue from four main sources: the sale of software licenses, the sale of annual maintenance and support contracts as well as services, per unit royalties and non-recurring engineering or consulting activities. Revenues from the sale of development licenses, packaged products and royalties received from OEMs are classified as license revenue, while revenues from non-recurring engineering activities, training, and annual maintenance contracts are classified as service revenue.
      In 2004, the SSP platform accounted for 83% of the revenue while the Jeode product line accounted for 17% of the total revenue. In 2003 and 2002, the Jeode platform accounted for 94% and 100%, respectively, of total revenues. The SSP platform became available for sale in December 2003 and the Jeode platform became available for sale in 1999. Total revenues in 2004 decreased 24% from 2003 due to the transition from the Jeode product line to the SSP product line. The Jeode product line was sold in April 2003, and the service revenue from the support and maintenance agreements associated with the Jeode product line were also transferred at the time of the sale. Since that time we have focused our efforts to develop and sell SSP products and services on a full-time basis. In 2004, 2003 and 2002, license revenue from the sale of SSP and Jeode accounted for 96%, 74% and 79% respectively, of total revenues. Service revenue from the SSP and Jeode platforms accounted for 4%, 26%, and 21% of total revenues for 2004, 2003, and 2002 respectively. No future revenues are expected from the Jeode product line.
      License revenues did not change materially in 2004 compared to 2003 as the Company began its initial introduction of the new SSP product in 2004. License revenues decreased 91% in 2003 compared to 2002 due to the sale of the Jeode product line in March 2003.
      Service revenue decreased by 89% in 2004 compared to 2003 due to the decrease in the number of support and maintenance agreements under the SSP product line. Service revenues decreased 88% in 2003 compared to 2002. The decrease was primarily due to the sale of the Jeode product line.

Sales to OEMs and Distributors
      Sales to distributors and OEMs representing more than 10% of total revenue in each period accounted for the following percentages of total revenue:

	Year Ended
	December 31,

	2004	2003	2002

Distributors:
Telemobile Corporation	28%	—	—
Esmertec A.G.	17%	*	—
Insignia Asia Corporation	14%	—	—
Phoenix Technologies Ltd.	*	*	58%
All Distributors	60%	47%	70%
OEMs:
Qindao Haier Telecom Company Limited	21%	—	—
Sophast Inter Corporation Company Limited	18%	—	—
Hewlett Packard Company	—	26%	*
All OEMs	40%	49%	29%

*	Less than 10%
Cost of revenues and gross margin

		% Change		% Change
	2004	2003 to 2004	2003	2002 to 2003	2002

	($ in thousands)
Cost of license revenues	$28	(90)%	$288	(85)%	$1,943
Gross margin: license revenues	95%		45%		66%
Cost of service revenues	$14	(73)%	$52	(92)%	$641
Gross margin: service revenues	30%		72%		58%
Total cost of revenues	$42	(88)%	$340	(87)%	$2,584
Gross margin: total revenues	92%		52%		64%
      The cost of license revenue for 2004 consisted mainly of commission paid to sales representatives on sales of our SSP product line. The cost of license revenue for 2003 and 2002 was mainly comprised of royalties to third parties on sales of our Jeode product line. In all three years the cost of service revenue was a result of costs associated with non-recurring engineering activities and end-user support under maintenance contracts.
      The gross margin on sales of our SSP platform is typically affected by whether we are using internal or external representatives to sell the SSP product line and the percentage commission negotiated with the sales people or companies selling the SSP software.
      We believe that the significant factors affecting the Jeode platform gross margin in 2002 and 2003 included pricing of the technology license, the unit usage and royalties to third parties, in particular Sun Microsystems. License revenue gross margins in 2004 were 95% compared to 45% in 2003. The increase in gross margin was due to lower sales of our Jeode product in 2004, and hence lower royalties paid to Sun, as a result of our sale of the Jeode business to esmertec in April 2003. License revenue gross margins in 2003 were 45% compared to 66% in 2002. The decrease was due to lower margins on 2003 revenue due to the sale of the Jeode product line to esmertec A.G.
      Gross margin for services revenue is impacted by the level of and pricing terms of non-recurring engineering activities, which can vary from customer to customer, from contract to contract and based on the level of maintenance contracts sold. Service revenue gross margins in 2004 were 30% compared to 72% in 2003. The decrease in service revenue gross margin is primarily a result of introducing our new SSP product during 2004 and amortizing the cost of service employees over a lower sales level. Service revenue gross margins in 2003 were 72% compared to 58% in 2002. The increase was primarily a result of the transfer of customers, employees and related costs with the sale of the Jeode product line.
Operating expenses

		% Change		% Change
	2004	2004 to 2003	2003	2003 to 2002	2002

	($ in thousands)
Sales and marketing	$2,511	43%	$1,757	(68)%	$5,558
Percentage of total revenues	464%		247%		77%
Research and development	$2,807	(17)%	$3,373	(40)%	$5,640
Percentage of total revenues	519%		475%		78%
General and administrative	$2,579	(4)%	$2,676	(20)%	$3,356
Percentage of total revenues	477%		377%		46%
Restructuring	0	(100)%	$498	68%	$296
Percentage of total revenues	0%		70%		4%
Sales and marketing expenses consist primarily of personnel and related overhead costs, salesperson commissions, advertising and promotional expenses and trade shows.
      Sales and marketing expenses increased by 43% in 2004 from 2003. The increase in sales and marketing expenditures from $1,757,000 in 2003 to $2,511,000 in 2004 was primarily due to a non-cash charge of $353,000 for warrants that were issued to outside partners supporting the Company’s SSP product launch, $271,000 of expenses related to a strategic sales partner promoting our product line in the Asian markets, $51,000 in additional travel expenses and $70,000 for recruitment fees.
      Sales and marketing expenses decreased by 68% in 2003 compared to 2002 primarily due to decreased personnel costs, decreased recruiting costs and decreased employee travel. Costs for sales and marketing personnel decreased by $2.6 million due to a decrease in sales and marketing employees in 2003 as a result of a reduction in force program. The decreased headcount resulted in a decrease in sales and marketing travel of $546,000 and a $186,000 decrease in facility and telephone costs, as well as a $50,000 decrease in recruiting costs. Allocated overhead costs also decreased by $374,000 due to the resulting headcount decrease. In addition, marketing programs and public relations costs decreased by $454,000 as a result of cost cutting measures. These costs decreases were offset by a $216,000 increase in costs for the French sales office and a $75,000 increase in costs to an outside sales firm targeting the Asian markets. Both the increase in the French office and costs for the outside sales firm were a result of increased sales efforts for the SSP product.
Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy, software support and maintenance and equipment depreciation. In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized. In 2004, 2003 and 2002, no development expenditures were capitalized because there were no amounts that qualified for capitalization.
      Research and development expenses in 2004 decreased 17% from 2003. The decrease in research and development costs from $3,373,000 in 2003 to $2,807,000 in 2004 was primarily due to $346,000 of lower salary related expenses as a result of a reduction in employees in the United Kingdom after the sale of our Jeode product line in April of 2003 and a $200,000 decrease in support and maintenance costs as a result of our transfer of support agreements to esmertec with the sale of our Jeode product line.
      Research and development expenses in 2003 decreased 40% from 2002. The decrease of $2.3 million was due to a reduction in personnel related costs resulting from the transferring of employees to esmertec with the sale of the Jeode product line and a $236,000 decrease from the nonrenewal of our related Java support and maintenance contract. Recruiting costs and professional consulting costs decreased by $57,000 and $90,000, respectively. In addition, overhead costs for management information systems and facilities decreased by

$449,000. These decreases were offset by $590,000 in engineering consulting services and technical support services, which were retained as engineering expenses and not allocated to cost of sales as a result of lower sales in 2003.
General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems, human resources and general management.
      General and administrative expenses decreased by 4%, or approximately $100,000 from 2003 to 2004 primarily as a result of higher legal costs of approximately $95,000 in 2003 associated with the sale of our Jeode product line, lower rent expense in 2004 of approximately $100,000 resulting from the sublease of part of our facility in the United Kingdom, and $31,000 of lower salary related costs in the United Kingdom from reduced headcount as a result of the sale of the Jeode product line. These decreases were offset in part by an increase in 2004 recruiting costs of $40,000 and a $74,000 increase in printing and documentation costs.
      General and administrative expenses decreased by 20% in 2003 from 2002. The decrease was a result of a $665,000 decrease in compensation expenses due to headcount reductions and a $478,000 decrease in facility costs primarily as a result of $292,000 of expenses incurred in 2002 in order to restore our vacated United Kingdom facility to its original condition and lower rent costs in 2003 due to a reduction in office space. Travel costs decreased by $105,000 in 2003 compared to 2002 due to decreased headcount and cost-cutting measures, and insurance costs decreased by $121,000. These decreases were partially offset by $837,000, which was a result of fewer overhead costs being allocated out to other departments in 2003.
Restructuring
      In the third quarter of 2002, we completed a worldwide reduction of headcount of approximately 11% of our staff. Restructuring expenses of $296,000 consisted of severance payments made during the third and fourth quarters of 2002.
      On February 11, 2003, we announced a restructuring of the organization to focus on the SSP technology. The restructuring charges for 2003 were $498,000 for employee termination benefits. Restructuring expenses represented 70% of total revenues for 2003.
      There were no restructuring costs in 2004.
Interest income (expense), net

		% Change		% Change
	2004	2003 to 2004	2003	2002 to 2003	2002

	($ in thousands)
Interest income (expense), net	$6	115%	$(40)	(153)%	$75
Percentage of total revenues	1%		(6)%		1%
      Net interest income (expense) changed from net interest expense of $40,000 in 2003 to net interest income of $6,000 in 2004. This change was primarily due to interest expense that was paid in 2003 on a $1,000,000 loan from esmertec which was settled in the first quarter of 2004.
      Net interest income decreased from net interest income of $75,000 in 2002 to net interest expense of $40,000 in 2003. The change from net interest income to net interest expense was primarily due to a combination of lower interest earned on cash and cash equivalent balances and interest expense on a loan received from esmertec in February 2003. Our cash, cash equivalents and restricted cash increased from $1.0 million at December 31, 2002 to $2.2 million at December 31, 2003 as a result of continued financing to fund our business operations.

Other income (expense), net

		% Change		% Change
	2004	2003 to 2004	2003	2002 to 2003	2002

	($ in thousands)
Other income (expense), net	$249	92%	$3,141	829%	$(431)
Percentage of total revenues	46%		442%		6%
      Other income (expense), net decreased from $3,141,000 of net other income in 2003 to $249,000 of net other income in 2004. Other income of $249,000 in 2004 was primarily due to the gain on the sale of the Jeode product line. The decrease was primarily due to a gain on the sale of our Jeode product line in 2003.
      Other income (expense), net changed from net other expense of $431,000 in 2002 to net other income of $3,141,000 in 2003. The change was primarily due to the gain of $3.1 million recognized on the sale of the Jeode product line in 2003.
      We have, at times, an investment portfolio of fixed income securities that are classified as “available-for-sale-securities”. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities.
Benefit from income taxes

		% Change		% Change
	2004	2003 to 2004	2003	2002 to 2003	2002

	($ in thousands)
Benefit from income taxes	$(81)	(84)%	$(510)	(76)%	$(2,114)
Effective income tax rate	(1)%		(11)%		(20)%
      The benefit from income taxes for 2004 primarily represented two significant items. The first item was a net benefit of $187,000 due to a reduction for potential tax liabilities related to our former Jeode product line. The booked liability was no longer necessary due to our accumulated operating loss carry forwards, tax receivables and the lack of tax assessments or expenses.
      In addition, in 2004 there was an offsetting write down of tax benefit of $104,000. This write down of tax benefit was related to the reduction of expected benefit relating to the 2003 and 2004 refunds to be received from the United Kingdom for research and development claims. The tax credit for United Kingdom research and development expenditures was a tax refund for qualifying research and development expenditures and not an offset against a tax liability.
      At December 31, 2004, we recorded a full valuation allowance against all deferred tax assets, primarily comprised of net operating losses, on the basis that significant uncertainty exists with respect to their realization.
      From 2000 through 2002, certain research and development expenditures incurred in the United Kingdom qualified for a tax credit. The tax credit did not offset any tax liability but rather was a refund. The estimated refund for 2004 is $134,000. The estimated refund for 2003 reported in the 2003 Form 10-K was $391,000. The actual amount received for 2003 was $188,000 and was received in January of 2005. The difference of $203,000 between actual United Kingdom tax credit and the actual refund received for 2003 was due to the research and development expenses for SSP incurred in the United States were disallowed as the office in the United Kingdom was not leading the research and development process. Our estimates have since been updated for future years.
Quarterly financial data
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
      The following table provides selected quarterly consolidated financial data (in thousands, except per share data):

	Quarter Ended

	March 31	June 30	September 30	December 31

	(Unaudited)
2004:
Revenues	$319	$107	$107	$8
Gross profit (loss)	296	102	107	(6)
Net loss	(1,910)	(1,304)	(1,729)	(2,119)
Basic and diluted net loss per share	$(0.07)	$(0.04)	$(0.06)	$(0.06)
2003:
Revenues	$379	$—	$201	$130
Gross profit (loss)	212	(36)	131	63
Net income (loss)	(3,199)	2,273	(1,656)	(1,741)
Basic and diluted net income (loss) per share	$(0.16)	$0.11	$(0.08)	$(0.07)
Liquidity and capital resources

	2004	2003	2002

	(in thousands)
Cash, cash equivalents and restricted cash at December 31	$952	$2,232	$976
Working capital at December 31	$900	$2,254	$1,964
Net cash used in operating activities	$(7,583)	$(4,235)	$(8,446)
      In 2003, we sold the Jeode product line and transitioned our product focus to our SSP product line. This change in product focus has resulted in a redirection of available resources from our historical revenue base towards the development and marketing efforts associated with the SSP product. Cash used in operating activities totaled $7.6 million during 2004, compared to $4.2 million during 2003, and $8.4 million in 2002. The $7.6 million in cash used in operations in 2004 was primarily the result of our $7.1 million net loss. There was a $353,000 non-cash charge for warrant issuances as well as $82,000 equity in the net loss of our Korean affiliate and a gain on the sale of the Jeode product line of $302,000. In addition, the payment of accounts payable resulted in a use of cash of $155,000 as did the payment of accrued liabilities of $392,000. An additional use of cash resulted from an increase in trade accounts receivable of $125,000. The cash used in operations in 2003 resulted primarily from a net loss of $4.3 million, the gain on the sale of the Jeode product line of $3.1 million and a decrease of accounts payable of $187,000. Partially offsetting these uses of cash were an increase in deferred revenue of $1,085,000, a decrease of accounts receivable of $931,000, a decrease of other noncurrent assets of $319,000, and a decrease of tax receivable of $311,000. In fiscal 2002, cash used in operations resulted primarily from a net loss of $8.4 million, an increase of tax receivable of $702,000, an increase of prepaid royalties of $1.2 million and a reduction of deferred revenue of $3.5 million.
      Cash provided by investing activities in 2004 was $998,000 which consisted primarily of $1.3 million in proceeds received from the sale of the Jeode product line. The $1.3 million in proceeds received from the sale of the Jeode product line was offset in part by $150,000 of investments in our Korean joint venture affiliate and $90,000 of purchased property and equipment. Cash provided by investing activities in 2003 was $2.0 million, which consisted primarily of $1.9 million of net proceeds from the sale of the Jeode product line and $230,000 being released from restricted cash. Cash used in investing activities in 2002 was $125,000, which consisted primarily of purchases of property and equipment.

      Cash provided by financing activities in 2004 was $5.3 million, which consisted primarily of $4.3 million, net of transaction costs, proceeds from two private placements and issuance of shares under the Fusion Capital Fund II, LLC securities subscription agreement, $610,000 in proceeds from the exercise of options and $390,000 in proceeds from the exercise of warrants. Cash provided by financing activities in 2003 was $3.7 million, which consisted primarily of proceeds from the issuance of shares under the Fusion Capital Fund, II LLC securities subscription agreement of $1.9 million, net of transaction costs, proceeds from the exercise of warrants of $841,000 and proceeds from a note payable of $1.0 million. Cash provided by financing activities in 2002 was $654,000, which consisted primarily of proceeds from exercise of warrants of $480,000 and from the issuance of common stock under employee benefit plans of $175,000.
      As of December 31, 2004, we had the following contractual cash obligations (in thousands):

	Operating
	Leases	Total

Year ending December 31,
2005	$317	$317
2006	226	226
2007	198	198
2008	198	198
2009	198	198
Thereafter	918	918

	$2,055	$2,055

      As of December 31, 2004, two customers accounted for 100% of the gross accounts receivable balance.
      We have granted extended payment terms to customers from time to time depending on various factors, including the length of the requested payment extension and the creditworthiness of the customer. We report these future payments as accounts receivable and either recognized revenue or deferred revenue. Deferred revenue decreased by $1,450,000 for 2004. The decrease was primarily the result of assigning our Jeode support and maintenance contracts to esmertec in early 2004.
      Insignia warrants its software products against defects in material and workmanship under normal use and service for a period of ninety days. There is no warranty accrual recorded because potential future payments either are not probable or we have yet to incur the expense.
      On October 17, 2002, we entered into a securities subscription agreement with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital agreed to purchase, on each trading day following the effectiveness of a registration statement covering the American Depository Shares (“ADSs”) to be purchased by Fusion Capital, $10,000 of our ADSs up to an aggregate of $6.0 million over a period of 30 months. The purchase price of the ADSs was based on a formula based on the market price at the time of each purchase. In 2004, we sold 3,100,060 shares to Fusion Capital for aggregate proceeds of $1.5 million, net of transaction costs, under the 2002 Fusion Capital securities subscription agreement. During 2003, we issued and sold to Fusion Capital 3,380,132 ADSs resulting in proceeds of $1.9 million, net of transaction costs, under the 2002 Fusion Capital securities subscription agreement.
      In addition to the shares purchasable by Fusion Capital under the 2002 Fusion Capital securities subscription agreement, we also issued warrants to purchase an aggregate of 2,000,000 shares to Fusion Capital, with a per share exercise price of the United States dollar equivalent of 20.5 pence. As of December 31, 2002, the estimated value of the warrants, using the Black-Scholes model, was $544,000. Fusion Capital exercised the warrants in 2003. Upon exercise of the warrants, we issued Fusion Capital 2,000,000 ADSs for a total of $668,000, net of issuance costs.
      During January 2005, we sold 299,007 shares for $200,000 under the 2002 Fusion Capital agreement. On February 9, 2005, Insignia sold to Fusion Capital 3,220,801 ADSs at a purchase price of $0.40 per share, resulting in proceeds of approximately $1.3 million. These shares were issued to Fusion Capital in a private placement, and the shares are not resaleable under the Company’s existing Form S-1 registration statement. Insignia intends to file as soon as practicable (and within 30 days of Fusion Capital’s request) a registration statement on Form S-3 in order to register the resale of these shares.
      On February 9, 2005, Insignia and Fusion Capital entered into a mutual termination agreement pursuant to which the 2002 Fusion Capital securities subscription agreement was terminated. As a result of this termination, the 2,000,000 shares issued on exercise of the warrants (described above) may be resold by Fusion Capital under the Company’s existing S-1 registration statement.
      On February 9, 2005, Insignia entered into a new securities subscription agreement with Fusion Capital to sell up to $12 million in ADSs, representing ordinary shares, to Fusion Capital over a period of 30 months (subject to daily maximum purchase amounts) (the “2005 Fusion Capital securities subscription agreement”). The shares will be priced based on a market-based formula at the time of purchase. The commencement of funding under the 2005 Fusion Capital securities subscription agreement is subject to certain conditions, including the declaration of effectiveness by the Securities and Exchange Commission of a registration statement covering the ADSs to be purchased by Fusion Capital under the 2005 Fusion Capital securities subscription agreement. Under the rules and regulations of the Nasdaq SmallCap Market, the Company would be required to obtain shareholder approval to sell more than 19.99% of the issued and outstanding shares as of February 9, 2005 under this agreement. Insignia currently expects that commencement of funding under the 2005 Fusion Capital securities subscription agreement will begin during the second quarter of 2005, however the timing and certainty of the commencement of funding under the 2005 Fusion Capital securities subscription agreement are not within Insignia’s control. Any delay in the commencement of funding under the 2005 Fusion Capital securities subscription agreement could jeopardize our business.
      Our cash, cash equivalents and restricted cash totaled $1.0 million at December 31, 2004, compared to $2.2 million at December 31, 2003. We had recurring net losses of $7.1 million, $4.3 million, and $8.4 million for the years ended December 31, 2004, 2003, and 2002, respectively, and we also had net cash used in operations of $7.6 million, $4.2 million, and $8.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Based upon our current forecasts and estimates, including the timely closing of the 2005 Fusion Capital securities subscription agreement and the achievement of our target revenues, cost-cutting and accounts receivable collection goals, our current forecasted cash and cash equivalents will be sufficient to meet our operating and capital requirements through December 31, 2005. If cash currently available from all sources is insufficient to satisfy our liquidity requirements, we may seek additional sources of financing, including selling additional equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain additional financing as and when needed and on acceptable terms our business may be jeopardized.
      On March 16, 2005, we closed our acquisition of mi4e Device Management AB (“mi4e”), a private company headquartered in Stockholm, Sweden. Mi4e was founded in 2003 and is a leading provider of client provisioning device-management software and services to mobile operators, virtual operators and value added service providers. This acquisition enables Insignia to offer a more complete solution to mobile network operators and handset manufacturers. Importantly, it also secures the necessary infrastructure and customer references to allow the combined company to aggressively pursue new customers, contracts and strategic relationships. The consideration paid in the transaction was 2,969,692 American depositary shares (ADSs) representing ordinary shares and another 989,896 ADSs is payable on March 31, 2006. In addition up to a maximum of 700,000 euros is payable in a potential earnout based on a percentage of future revenue collected from sales of existing mi4e products.

New accounting pronouncements
      In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under Statements of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The Financial Accounting Standards Board (“FASB”) issued EITF 03-01-1 in September 2004 which delayed the effective date of the recognition and measurement provisions of EITF 03-01. We do not expect the adoption of EITF 03-01 to have a material impact on our results of operations or financial condition.
      In April 2004, the EITF issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on Insignia’s results of operations or financial position.
      In November 2004, the FASB issued SFAS 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective beginning in our first quarter of fiscal 2006. We do not expect the adoption of SFAS 151 to have a material impact on our results of operations or financial condition.
      In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in our third quarter of fiscal 2005. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our results of operations and financial condition. We have not yet determined whether the adoption of SFAS 123R will result in stock-based compensation charges that are similar to the current pro forma disclosures under SFAS 123.
      In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in our first quarter of fiscal 2006. We do not believe adoption of SFAS 153 will have a material impact on our results of operations or financial condition.

Risk Factors
      In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

We may need additional financing to sustain our operations, and we may not be able to continue to operate as a going concern.
      We had cash, cash equivalents, and restricted cash of $1.0 million at December 31, 2004. We had recurring net losses of $7.1 million, $4.3 million, and $8.4 million for the years ended December 31, 2004, 2003, and 2002, respectively, and we also had net cash used in operations of $7.6 million, $4.2 million, and $8.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.
      Our cash, cash equivalents and restricted cash totaled $1.0 million at December 31, 2004, compared to $2.2 million at December 31, 2003. Based upon our current forecasts and estimates, including the timely closing of the 2005 Fusion Capital securities subscription agreement and the achievement of our target revenues, cost-cutting and accounts receivable collection goals, our current forecasted cash and cash equivalents will be sufficient to meet our operating and capital requirements through December 31, 2005. If cash currently available from all sources is insufficient to satisfy our liquidity requirements, we may seek additional sources of financing including selling additional equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain additional financing as and when needed and on acceptable terms our business may be jeopardized.
      Pursuant to the 2002 Fusion Capital agreement, Insignia sold to Fusion Capital 3,220,801 ADSs at a purchase price of $0.40 per share, resulting in proceeds of approximately $1.3 million. These shares were issued to Fusion Capital in a private placement, and the shares are not resaleable under the Company’s existing Form S-1 registration statement. Insignia intends to file as soon as practicable (and within 30 days of Fusion Capital’s request) a registration statement on Form S-3 in order to register the resale of these shares.
      On February 9, 2005, Insignia and Fusion Capital entered into a mutual termination agreement pursuant to which the 2002 Fusion Capital securities subscription agreement was terminated. As a result of this termination the 2,000,000 shares issued on exercise of the warrants may be resold by Fusion Capital under the Company’s existing S-1 registration statement.
      On February 9, 2005, Insignia entered into a new securities subscription agreement with Fusion Capital to sell up to $12 million in ADSs, representing ordinary shares, to Fusion Capital over a period of 30 months (the “2005 Fusion Capital securities subscription agreement”). The shares will be priced based on a market-based formula at the time of purchase. The commencement of funding under the 2005 Fusion Capital securities subscription agreement is subject to certain conditions, including the declaration of effectiveness by the Securities and Exchange Commission of a registration statement covering the ADSs to be purchased by Fusion Capital under the 2005 Fusion Capital securities subscription agreement. Under the rules and regulations of the Nasdaq SmallCap Market, the Company would be required to obtain shareholder approval to sell more than 19.99% of the issued and outstanding shares as of February 9, 2005 under this agreement. Insignia currently expects that commencement of funding under the 2005 Fusion Capital securities subscription agreement will begin during the second quarter of 2005, however the timing and certainty of the commencement of funding under the 2005 Fusion Capital securities subscription agreement are not within Insignia’s control. Any delay in the commencement of funding under the 2005 Fusion Capital securities subscription agreement could jeopardize our business.

Our stock could be delisted from Nasdaq.
      Insignia’s shareholders’ equity at December 31, 2004 was $1,341,000, which was below the minimum $2,500,000 in shareholders’ equity required for continued listing on the Nasdaq SmallCap Market. The Company believes that its recent financing of $1,300,000 with Fusion Capital announced on February 10, 2005 should raise its shareholders’ equity above the minimum required by Nasdaq. We also announced on February 10, 2005 that we have entered into a new $12 million securities subscription agreement with Fusion Capital LLC. The commencement of funding under the 2005 Fusion Capital securities subscription agreement is subject to certain conditions, including the declaration of effectiveness by the Securities and Exchange Commission of a registration statement covering the ADSs to be purchased by Fusion under the 2005 Fusion Capital securities subscription agreement. Under the rules and regulations of the Nasdaq SmallCap Market, the Company would be required to obtain shareholder approval to sell more than 19.99% of the issued and outstanding shares as of February 9, 2005 under this agreement. Insignia currently expects that commencement of funding under the 2005 Fusion Capital securities subscription agreement will be closed by the second quarter of 2005, however the timing and certainty of the closing of the 2005 Fusion Capital securities subscription agreement are not within Insignia’s control. Any delay in the commencement of funding under the 2005 Fusion Capital securities subscription agreement could jeopardize our business.

The sale of our shares to Fusion Capital may cause dilution, and the sale of the shares by Fusion Capital could cause the price of our shares to decline.
      The subscription price for the shares to be issued to Fusion Capital pursuant to the 2005 securities subscription agreement with Fusion Capital will fluctuate based on the price of our shares. Shares sold to Fusion Capital under the securities subscription agreement will be freely tradable. Fusion Capital may sell none, some or all of the shares purchased from us at any time. We expect that the shares to be sold to Fusion Capital will be sold over a period of up to 30 months from the effective date of the registration statement filed in connection with the transaction.
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
      Our future performance depends upon sales of products of our SSP product line, which is our sole product line. We only began shipping the SSP product in December 2003 and have achieved only minimal sales to date, including revenues of only $450,000 relating to sales of the SSP product in 2004. If we are unable to gain the necessary customer traction for our SSP product, our business may be jeopardized.
      Our SSP product represents the “next-generation” of products that enable carriers to repair and update mobile phones “over-the-air” without having their customers send back their handsets to the carrier for repair or update. To the extent that carriers continue to use the current generation of “over-the-air” products, such as those offered by Bitfone, Innopath, Openwave and Mformation, to make repairs and updates and do not believe that the next generation products, such as our SSP product, offer a sufficiently important improvement at a reasonable cost, then we may not achieve our targeted sales and our business could fail.
      In addition, some prospective customers have been reticent to buy our SSP product because of our current financial position. While we believe that upon the commencement of funding under the 2005 Fusion Capital securities subscription agreement, we will have an adequate funding source through 2005, to the extent that prospective customers believe that we are under-capitalized, they may be hesitant to buy our SSP product. In addition, the commencement of funding under the 2005 Fusion Capital securities subscription agreement is subject to conditions, the timing and certainty of which are not within our control.

The long and complex process of licensing our SSP product makes our revenue unpredictable.
      Our revenue is dependent upon our ability to license our SSP product to third parties. Licensing our SSP product has to date been a long and complex process, longer than the typical six to nine months sales cycle for our former product. Before committing to license our products, potential customers must generally consider a wide range of issues including product benefits, infrastructure requirements, functionality, reliability and our ability to work with existing systems. The process of entering into a development license with a company typically involves lengthy negotiations. Because of the sales cycle, it is difficult for us to predict when, or if, a particular prospect might sign a license agreement. Development license fees may be delayed or reduced because of this process. We only began shipping the SSP product in December 2003 and have achieved only minimal sales to date.

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
      We have experienced operating losses in each quarter since the second quarter of 1996. To achieve profitability, we will have to increase our revenue significantly. Our ability to increase revenue depends upon the success of our SSP product line, and to date we have received only minimal revenue. If we are unable to create revenue from SSP in the form of development license fees, maintenance and support fees, commercial use royalties and nonrecurring engineering services, our current revenue will be insufficient to sustain our business.

We need to increase our sales and marketing expenditures in order to achieve sales of our SSP product; however, this increase in expenses is expected to decrease our cash position.
      In 2004 and 2003, we spent 464% and 247%, respectively, of our total revenue on sales and marketing. We expect to continue to incur disproportionately high sales and marketing expenses in the future. To market SSP effectively, we must develop client and server channel markets. We will continue to incur the expenses for a sales and marketing infrastructure before we recognize significant revenue from sales of the product. Because customers in the smart device market tend to remain with the same vendor over time, we believe that we must devote significant resources to each potential sale. If potential customers do not design our products into their systems, the resources we have devoted to the sales prospect would be lost. If we fail to achieve and sustain significant increases in our quarterly sales, we may not be able to continue to increase our investment in these areas. With increased expenses, we must significantly increase our revenue if we are to become profitable.

Our business strategy is focused on our sole product line, the SSP product line.
      We face significant risks associated with the development and future deployment of our SSP product and the successful execution of the related business strategy. With the sale of the Jeode product line to esmertec, SSP is our sole product line. We only began shipping the SSP product in December 2003 and have achieved only minimal sales to date.

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
      The market for mobile devices is fragmented and characterized by technological change, evolving industry standards and rapid changes in customer requirements. SSP will need to be continually improved to meet emerging market conditions, such as new interoperability standards, new methods of wireless notifications, new flash silicon technologies and new telecom infrastructure elements. Our existing products will become less competitive or obsolete if we fail to introduce new products or product enhancements that anticipate the features and functionality that customers demand. The success of our new product introductions will depend on our ability to:

•	accurately anticipate industry trends and changes in technology standards;

•	complete and introduce new product designs and features in a timely manner;

•	continue to enhance our existing product lines; and

•	respond promptly to customers’ requirements and preferences.
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
      Our SSP product line is targeted for the mobile operator and mobile device market. The market for these products is fragmented and highly competitive. This market is also rapidly changing, and there are many companies creating products that compete or will compete with ours. As the industry develops, we expect competition to increase in the future. This competition may come from existing competitors or other companies that we do not yet know about. Our main competitors include Bitfone, InnoPath, 4thPass, OpenWave and RedBend.
      If these competitors develop products that are less expensive or provide better capabilities or functionality than does our SSP product line, we will be unable to gain market share. Many of our current competitors and potential competitors have greater resources, including larger customer bases and greater financial resources than we do, and we might not be able to compete successfully against these companies. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also harm our competitive position.

Our revenue model may not succeed.
      Competition could force us to reduce the prices of our products, which would result in reduced gross margins and could harm our ability to provide adequate service to our customers and our business. Our pricing model for our software products is a combination of (1) initial license fees, (2) activated subscriber fees, (3) support and maintenance fees, and currently (4) engineering service fees, any of which may be subject to significant pricing pressures. Also, the market may demand alternative pricing models in the future, which could decrease our revenues and gross margins.

Fluctuations in our quarterly results could cause the market price of our shares to decline.
      Our quarterly operating results can vary significantly depending on a number of factors. These factors include:

•	the volume and timing of orders received during the quarter;

•	the mix of and changes in customers to whom our products are sold;

•	the mix of product and service revenue received during the quarter;

•	the mix of development license fees and commercial use royalties received;

•	the timing and acceptance of new products and product enhancements by us or by our competitors;

•	changes in product pricing;

•	foreign currency exchange rate fluctuations; and

•	ability to recognize revenue on orders received.
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

We have engineering and other operations both in the United States and foreign countries, which is expensive and can create logistical challenges.
      We currently have 20 employees in the United States and 12 employees in the United Kingdom. In the past, the geographic distance between our engineering personnel in the United Kingdom and our principal offices in California and primary markets in Asia, Europe and the United States has led to logistical and communication difficulties. In the future, we may experience similar difficulties, which may have an adverse impact on our business. Further, because a substantial portion of our research and development operations is located in the United Kingdom, our operations and expenses are directly affected by economic and political conditions in the United Kingdom.
      Economic conditions in Europe and fluctuations in the value of the euro against the U.S. dollar and British pound sterling could impair our revenue and results of operations. International operations are subject to a number of other special risks. These risks include foreign government regulation, reduced protection of intellectual property rights in some countries where we do business, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and staffing and managing foreign operations, general geopolitical risks, such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships, and possible recessionary environments in economies outside the United States.
      In March 2005, we acquired mi4e Device Management, AB, a Scandinavian company headquartered in Sweden. We now have approximately 42 employees and an office in Sweden. It takes substantial management time and financial resources to integrate operations in connection with an acquisition, and the potential logistical, personnel and customer challenges are exacerbated when, as in this case, the acquirer and target companies are separated by great geographic distance.

International sales of our products, which we expect to comprise a significant portion of total revenue, expose us to the business and economic risks of international operations.
      Sales from outside of the United States accounted for approximately 72% and 42% of our total revenue for 2004 and 2003, respectively. We expect to market SSP to mobile operators and handset manufacturers in Europe. Economic conditions in Europe and fluctuations in the value of the euro against the U.S. dollar and

British pound sterling in particular could impair our revenue and results of operations. International operations are subject to a number of other risks. These risks include:

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
      Our software products, like all software products, may have undetected errors or compatibility problems. Software errors are particularly common when a product is first introduced or a new version is released. Despite thorough testing, our products might be shipped with errors. If this were to happen, customers could reject our products, or there might be costly delays in correcting the problems. Our products are increasingly used in systems that interact directly with the general public, such as in transportation and medical systems. In these public-facing systems, the failure of our product could cause substantial property damage or personal injury, which could expose us to product liability claims. Our products are used for applications in business systems where the failure of our product could be linked to substantial economic loss. Our agreements with our customers typically contain provisions designed to limit our exposure to potential product liability and other claims. It is likely, however, that these provisions are not effective in all circumstances and in all jurisdictions. We may not have adequate insurance against product liability risks, and renewal of our insurance may not be available to us on commercially reasonable terms. Further, our errors and omissions insurance may not be adequate to cover claims. If we ever had to recall our product due to errors or other problems, it would cost us a great deal of time, effort and expense.
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
      We depend on our proprietary technology. Despite our efforts to protect our proprietary rights, it may be possible for unauthorized third parties to copy our products or to reverse engineer or otherwise obtain and use information that we consider proprietary. Our competitors could independently develop technologies that are substantially equivalent or superior to our technologies. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which software piracy of our products exists, software piracy can be expected to be a persistent problem. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. The status of U.S. patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted on fundamental technologies in software, and patents may be issued that relate to fundamental technologies incorporated into our products.

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
      Insignia is incorporated under the laws of England and Wales. Two of our directors reside in England. All or a substantial portion of the assets of these persons, and a portion of our assets, are located outside of the United States. It may not be possible for investors to serve a complaint within the United States upon these persons or to enforce against them or against us, in U.S. courts, judgments obtained in U.S. courts based upon the civil liability provisions of U.S. securities laws. There is doubt about the enforceability outside of the United States, in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities based solely upon U.S. securities laws. The rights of holders of our shares are governed by English law, including the Companies Act 1985, and by our memorandum and articles of association. The rights of holders of our ADSs are also affected by English law. These rights differ from the rights of security holders in typical U.S. corporations.

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

Item 7A —	Quantitative and Qualitative Disclosures about Market Risk
      At December 31, 2004, we had $109,000 in cash held in foreign currencies as translated at period end foreign currency exchange rates. Most of our foreign currencies are British pound sterling and are primarily used for paying the local operating expenses of our U.K. office. The effect of foreign exchange rate fluctuations on operations resulted in income of $21,000 and $35,000 for the years ended December 31, 2004 and 2003, respectively. For the years ended December 31, 2004 and 2003, we did not engage in any foreign currency hedging activities.
      We have, at times, an investment portfolio of fixed income securities that are classified as “available-for-sale-securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities.

Item 8 —	Consolidated Financial Statements and Supplementary Data

INSIGNIA SOLUTIONS PLC
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Amounts in thousands,
	except share and per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$902	$2,212
Restricted cash	50	20
Accounts receivable	175	50
Other receivables	241	1,153
Tax receivable	322	391
Prepaid royalties	—	2,185
Prepaid expenses	456	410

Total current assets	2,146	6,421
Property and equipment, net	140	154
Investment in affiliate	68	—
Other noncurrent assets	233	219

	$2,587	$6,794

LIABILITIES, MANDATORILY REDEEMABLE WARRANTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241	$428
Accrued liabilities	995	1,279
Note payable	—	1,000
Deferred revenue	10	1,460

Total current liabilities	1,246	4,167

Mandatorily redeemable warrants	—	38

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred shares, £0.20 par value: 3,000,000 shares authorized; no shares issued	—	—
Ordinary shares, £0.20 par value: 75,000,000 shares authorized; 35,722,205 shares and 25,169,494 shares issued and outstanding in 2004 and 2003, respectively	11,939	8,111
Additional paid-in capital	64,459	61,898
Common stock subscription	—	575
Accumulated deficit	(74,596)	(67,534)
Accumulated other comprehensive loss	(461)	(461)

Total shareholders’ equity	1,341	2,589

	$2,587	$6,794

The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands,
	except per share data)
Net revenues:
License	$521	$522	$5,714
Service	20	188	1,542

Total net revenues	541	710	7,256

Costs of net revenues:
License	28	288	1,943
Service	14	52	641

Total costs of net revenues	42	340	2,584

Gross profit	499	370	4,672

Operating expenses:
Sales and marketing	2,511	1,757	5,558
Research and development	2,807	3,373	5,640
General and administrative	2,579	2,676	3,356
Restructuring	—	498	296

Total operating expenses	7,897	8,304	14,850

Operating loss	(7,398)	(7,934)	(10,178)
Interest income (expense), net	6	(40)	75
Other income (expense), net	249	3,141	(431)

Loss before income taxes	(7,143)	(4,833)	(10,534)
Benefit from income taxes	(81)	(510)	(2,114)

Net loss	$(7,062)	$(4,323)	$(8,420)

Net loss per share:
Basic and diluted	$(0.23)	$(0.20)	$(0.42)

Weighted average shares and ordinary share equivalents:
Basic and diluted	30,191	21,231	19,937

The accompanying notes are an integral part of these consolidated financial statements

INSIGNIA SOLUTIONS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated	Total
	Ordinary Shares		Additional	Common		Other	Share-
			Paid-In	Stock	Accumulated	Comprehensive	holders’
	Shares	Amount	Capital	Subscription	Deficit	Loss	Equity

	(Amounts in thousands, except share data)
Balances, December 31, 2001	19,500,313	$6,278	$58,869	—	$(54,791)	$(461)	$9,895
Shares issued under employee stock plans	183,226	53	122	—	—	—	175
Shares issued upon exercise of warrants	400,000	113	367	—	—	—	480
Warrant issue costs per Black-Scholes model	—	—	544	—	—	—	544
Shares issued under private placement, net of issuance costs	60	—	(1)	—	—	—	(1)
Net loss	—	—	—	—	(8,420)	—	(8,420)

Balances, December 31, 2002	20,083,599	6,444	59,901	—	(63,211)	(461)	2,673
Shares issued under employee stock plans	25,673	8	1	—	—	—	9
Shares issued upon exercise of warrants	2,446,677	796	45	—	—	—	841
Warrant issue costs per Black-Scholes model	—	—	121	—	—	—	121
Reclassification of mandatorily redeemable warrants	—	—	1,407	—	—	—	1,407
Shares issued under private placement, net of issuance costs	2,613,545	863	423	575	—	—	1,861
Net loss	—	—	—	—	(4,323)	—	(4,323)

Balances, December 31, 2003	25,169,494	8,111	61,898	575	(67,534)	(461)	2,589
Shares issued under employee stock plans	142,079	52	24	—	—	—	76
Shares issued upon exercise of warrants	470,000	172	218	—	—	—	390
Warrant issue costs per Black-Scholes model	—	—	353	—	—	—	353
Shares issued upon the exercise of employee stock options	602,906	220	314	—	—	—	534
Shares issued under private placement, net of issuance costs	9,337,726	3,384	1,614	(575)	—	—	4,423
Reclassification of expired mandatorily redeemable warrants	—	—	38	—	—	—	38
Net loss	—	—	—	—	(7,062)	—	(7,062)

Balances, December 31, 2004	35,722,205	$11,939	$64,459	$—	$(74,596)	$(461)	$1,341

The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(7,062)	$(4,323)	$(8,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104	143	242
Allowance for doubtful accounts	—	(50)	(438)
Gain on sale of product line	(302)	(3,056)	—
Non-cash charge for warrants	353	126	544
Gain on sale of fixed assets	—	—	5
Equity in net loss of affiliate	82	—	—
Net changes in assets and liabilities:
Accounts receivable	(125)	931	5,522
Other receivable	(40)	(53)	—
Tax receivable	69	311	(702)
Prepaid royalties	—	196	(1,242)
Prepaid expenses	(46)	163	156
Other current assets	—	—	(20)
Other noncurrent assets	(14)	319	—
Accounts payable	(155)	(187)	(346)
Accrued liabilities	(392)	160	(229)
Accrued royalties	—	—	—
Deferred revenue	(55)	1,085	(3,520)
Income taxes payable	—	—	2

Net cash used in operating activities	(7,583)	(4,235)	(8,446)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	—	2
Investment in affiliate	(150)	—	—
(Increase) decrease in restricted cash	(30)	230	—
Purchases of property and equipment	(90)	(89)	(127)
Proceeds from sale of product line, net	1,268	1,869	—

Net cash provided by (used in) investing activities	998	2,010	(125)

Cash flows from financing activities:
Proceeds from note payable	—	1,000	—
Proceeds from issuance of shares, net of issuance costs	4,275	1,861	(1)
Proceeds from exercise of warrants, net of issuance costs	390	841	480
Proceeds from exercise of stock options and employee stock purchase plan, net	610	9	175

Net cash provided by financing activities	5,275	3,711	654

Net increase (decrease) in cash and cash equivalents	(1,310)	1,486	(7,917)
Cash and cash equivalents at beginning of the year	2,212	726	8,643

Cash and cash equivalents at the end of the year	$902	$2,212	$726

Supplemental non-cash investing and financing activities:
Reclassification of mandatorily redeemable warrants to additional paid-in capital	$38	$1,407	$—
Non-cash settlement of assets and liabilities related to sale of product line:
Change in assets	2,400	—	—
Change in liabilities	(2,904)	—	—
The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies:
Organization and business
      Insignia Solutions plc (“Insignia,” “we,” “us,” and “our” refer to Insignia Solutions plc and its subsidiaries) commenced operations in 1986, and currently develops, markets and supports software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks. Before 2003, our principal product line was the Jeodetm platform, based on our Embedded Virtual Machine (“EVM”tm) technology. The Jeode platform was our implementation of Sun Microsystems, Inc.’s (“Sun”) Java® technology tailored for smart devices. The product became available for sale in March 1999 and had been our principal product line since the third quarter of 1999. The Jeode product line was sold in April 2003.
      During 2001, we began development of a range of products (“Secure System Provisioning” or “SSP” products) for the mobile phone and wireless operator industry. These SSP products build on our position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and allow wireless operators and phone manufacturers to reduce customer care and software recall costs as well as increase subscriber revenue by deploying new mobile services based on dynamically provisional capabilities. With the sale of our JVM product line in April 2003, our sole product line consists of our SSP product. We shipped our first SSP product in December 2003, but have achieved only minimal sales to date.
Liquidity — going concern
      The consolidated financial statements contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have had recurring net losses of $7.1 million, $4.3 million, and $8.4 million for the years ended December 31, 2004, 2003, and 2002, respectively, and net cash used in operations of $7.6 million, $4.2 million, and $8.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.
      We have sustained significant losses for the last several years and there can be no assurance that we will attain profitability. During the past two years, we have incurred an aggregate loss from operations and negative operating cash flows of $15,332,000 and $11,818,000, respectively. At December 31, 2004, we had an accumulated deficit of $74,596,000. We have undertaken measures to reduce operating expenses and redesign our commercial efforts to adapt to new developments.
      On February 9, 2005, Insignia entered into a new securities subscription agreement with Fusion Capital to sell up to $12 million in ADSs, representing ordinary shares, to Fusion Capital over a period of 30 months (subject to daily maximum purchase amounts) (the “2005 Fusion Capital securities subscription agreement”). The shares will be priced based on a market-based formula at the time of purchase. The closing of the 2005 Fusion Capital securities subscription agreement is subject to certain closing conditions, including the receipt of shareholder approval (if the shares issuable in the transaction exceed 19.99% of the issued and outstanding shares) and the declaration of effectiveness by the Securities and Exchange Commission of a Form S-1 registration statement covering the ADSs to be purchased by Fusion Capital under the 2005 Fusion Capital securities subscription agreement. Insignia currently expects that the 2005 Fusion Capital securities subscription agreement will be closed by the second quarter of 2005, however the timing and certainty of the closing of the 2005 Fusion Capital securities subscription agreement are not within Insignia’s control. Any delay in the closing of the 2005 Fusion Capital securities subscription agreement could jeopardize our business.

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our cash, cash equivalents and restricted cash totaled $1.0 million at December 31, 2004, compared to $2.2 million at December 31, 2003. Based upon our current forecasts and estimates, including the timely closing of the 2005 Fusion Capital securities subscription agreement and the achievement of our target revenues, cost-cutting and accounts receivable collection goals, our current forecasted cash and cash equivalents will be sufficient to meet our operating and capital requirements through December 31, 2005. If cash currently available from all sources is insufficient to satisfy our liquidity requirements, we may seek additional sources of financing including selling additional equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain additional financing as and when needed and on acceptable terms our business may be jeopardized.
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
Financial instruments
      We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash, cash equivalents, and restricted cash at December 31, 2004 and 2003 are comprised of cash and restricted cash. Restricted cash aggregated $50,000 and $20,000 at December 31, 2004 and 2003, respectively. In 2003, restricted cash of $20,000 represented a letter of credit for a building deposit and in 2004 restricted cash of $50,000 represented deposits for the building and a credit card account.
      Amounts reported for cash and cash equivalents, receivables, accounts payable and accrued liabilities are considered to approximate fair value primarily due to their short maturities.
Revenue recognition
      We primarily entered into license arrangements for the sale of the SSP product as well as the Jeode product to OEMs and distributors. Service revenues were derived from non-recurring engineering activities, training and annual maintenance contracts.
      Revenue from licenses is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable. For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, we recognize revenue for the delivered elements using the residual method as prescribed by Statement of Position (“SOP”) No 98-9, “Modification of SOP No 97-2 with Respect to Certain Transactions”. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until evidence exists, or all elements have been delivered. Generally we have vendor-specific objective evidence of fair value for the maintenance element of software arrangements based on the renewal rates for maintenance in future years as specified in the contracts. In such cases, we defer the maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided,

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which generally commences on the date the software is delivered. Vendor-specific objective evidence of fair value for the service element is determined based on the price charged when those services are sold separately. We occasionally enter into license agreements with extended payment terms. Provided all other revenue recognition criteria are met, revenue from these contracts are recognized at the earlier of when the cash is received from the customer or the quarter in which the payments become due and payable. In the event that we do not have a payment history with a customer or particular region, we may decide to defer the revenue until the collection of cash is received.
      We have also entered into license agreements with certain distributors, which provide for minimum guaranteed royalty payments throughout the term of the agreement. Provided all other revenue recognition criteria are met, minimum guaranteed royalty revenue is recognized when the payments become due and payable. Royalty revenue that exceeds the minimum guarantees is recognized when reported to us by distributors.
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
Property and equipment
      Property and equipment is recorded at cost, or if leased, at the lesser of the fair value or present value of the minimum lease payments, less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives which range from three to four years or the lease term if shorter. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of income.
Impairment of long-lived assets
      We evaluate our long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows. We have not identified any such impairment losses to date.
Foreign currency translation
      Our functional currency for our non-U.S. operations is the U.S. dollar. Certain monetary assets and liabilities of the non-U.S. operating companies are denominated in local currencies (i.e. not the U.S. dollar). Upon a change in the exchange rate between the non-U.S. currency and the U.S. dollar, we must remeasure the local non-U.S. denominated assets and liabilities to avoid carrying unrealized gains or losses on our balance sheet. Non-U.S. dollar denominated monetary assets and liabilities are remeasured using the exchange rate in effect at the balance sheet date, while nonmonetary items are remeasured at historical rates. Revenues and expenses are translated at the average exchange rates in effect during each period, except for

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
those expenses related to balance sheet amounts, which are translated at historical exchange rates. Remeasurement adjustments and transaction gains or losses are recognized in the statement of operations during the period of occurrence. In 2004, the aggregate foreign exchange loss recorded on the statement of operations was $21,000. In 2003 and 2002, the aggregate foreign exchange gains recorded on the statements of operations were $35,000 and $113,000, respectively. During our early years of existence, we used the pound sterling as the functional currency for our non-U.S. operations. Accordingly, translation gains and losses recognized during such periods have been included in the accumulated comprehensive income account.
      We conduct most of our business in U.S. dollars. All amounts included in the financial statements and in the notes herein are in U.S. dollars unless designated “£” in which case they are in British pound sterling. The exchange rates used between the U.S. dollar and the British pound sterling were $1.89, $1.78 and $1.56 (expressed in U.S. dollars per British pound sterling) at December 31, 2004, 2003 and 2002, respectively.
Foreign currency financial instruments
      We have, in prior years, entered into foreign currency option contracts to hedge against exchange risks associated with the British pound sterling denominated operating expenses of our U.K. operations. The gains and losses on these contracts are generally included in the statement of operations when the related operating expenses are recognized. At December 31, 2004, 2003 and 2002, there were no outstanding currency options. From time to time, we also entered into short-term forward exchange contracts, although we did not enter into any such contracts in 2004, 2003 or 2002. To date, we do not use hedge accounting for the forward exchange contracts. No forward exchange contracts were outstanding at December 31, 2004, 2003 and 2002.
Software development costs
      We capitalize internal software development costs incurred after technological feasibility has been demonstrated. We define establishment of technological feasibility as the completion of a working model. Such capitalized amounts are amortized commencing with the introduction of that product at the greater of the straight-line basis utilizing its estimated economic life, generally six months to one year, or the ratio of actual revenues achieved to the total anticipated revenues over the life of the product. At December 31, 2004, 2003 and 2002, no software development costs were capitalized.
Research and development
      We expense the cost of research and development as incurred. Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy, software support and maintenance and equipment depreciation.

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-based compensation
      Insignia accounts for stock based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure — an Amendment of FASB Statement No. 123”. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock based compensation, (in thousands, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

Net loss-as reported	$(7,062)	$(4,323)	$(8,420)
Less stock based compensation expense determined under fair value based method	(636)	(1,131)	(2,469)

Net loss pro forma	$(7,698)	$(5,454)	$(10,899)

Net loss per share-basic and diluted as reported	$(0.23)	$(0.20)	$(0.42)
Net loss per share-basic and diluted pro forma	$(0.25)	$(0.26)	$(0.55)
      In accordance with the disclosure provisions of SFAS 123, the fair value of employee stock options granted during fiscal 2004, 2003 and 2002 were estimated at the date of grant using the Black-Scholes model and the following assumptions:

	Year Ended December 31,

	2004	2003	2002

Stock Options:
Expected volatility range	139%-276%	47%-264%	68%
Risk-free interest rate range	1.11%-4.07%	1.05%-3.16%	1.8-4.4%
Dividend yield	0%	0%	0%
Expected life (years)	4	4	4
Employee Stock Purchase Plan:
Expected volatility range	66%-198%	59%	68%
Risk-free interest rate range	1.13%-1.25%	1.17%	1.1-1.2%
Dividend yield	0%	0%	0%
Expected life (years)	0.5	0.5	0.5
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
Concentrations of risk
      Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and trade accounts receivable. We place our cash, cash

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equivalents and restricted cash in bank accounts and certificates of deposit with high credit quality financial institutions.
      The Jeode platform had been our principal product line since the third quarter of 1999 and generated 94% of our total revenues for 2003. For 2004, SSP revenue accounted for 83% of our total revenues.
      We sell our products primarily to original equipment manufacturers and distributors. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. We maintain an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. At December 31, 2004 and 2003, our allowance for uncollectible accounts was zero. At December 31, 2003, one customer accounted for 100% of our accounts receivables. For the year ended December 31, 2003, one customer accounted for 26% of total revenues. In 2004, four customers accounted for 81% of total revenues. At December 31, 2004, two customers accounted for 100% of our accounts receivables.
      The Jeode platform had been our principal product line since the third quarter of 1999. With the completion of the sale of our JVM product line to esmertec in February 2004 and the termination and waiver agreement dated June 30, 2004, Insignia’s sole product line currently consists of its SSP products for the mobile handset and wireless carrier industry.
Comprehensive income
      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires that all items recognized under accounting standards as components of comprehensive income (loss), be reported in an annual statement that is displayed with the same prominence as other annual financial statements. SFAS 130 also requires that an entity classify items of other comprehensive income (loss) by their nature in an annual financial statement. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. The comprehensive loss is equal to the net loss for all periods presented.
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
      At December 31, 2004, approximately 4,461,074 stock options and 2,130,911 warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These stock options and warrants could be dilutive in the future. At December 31, 2003 and 2002, the excluded stock options were approximately 4,525,105 and 3,585,339, respectively. The excluded warrants at December 31, 2003 and 2002 were approximately 739,657 and 4,191,334, respectively.
Reclassifications
      Certain previously reported amounts have been reclassified to conform with the current period presentation. These reclassifications did not change previously reported shareholders’ equity or net loss.

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
New accounting pronouncements
      In March 2004, the Emerging Issues Task Force (‘’EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The Financial Accounting Standards Board (“FASB”) issued EITF 03-01-1 in September 2004 which delayed the effective date of the recognition and measurement provisions of EITF 03-01. We do not expect the adoption of EITF 03-01 to have a material impact on our results of operations or financial condition.
      In April 2004, the EITF issued Statement No. 03-06, “Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the tow-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on Insignia’s results of operations or financial position.
      In November 2004, the FASB issued SFAS 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective beginning in our first quarter of fiscal 2006. We do not expect the adoption of SFAS 151, to have a material impact on our results of operations or financial condition.
      In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in our third quarter of fiscal 2005. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our results of operations and financial condition. We have not yet determined whether the adoption of SFAS 123R will result in stock-based compensation charges that are similar to the current pro forma disclosures under SFAS 123.
      In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in our first quarter of fiscal 2006. We do not expect the adoption of SFAS 153 will have a material impact on our results of operations or financial condition.

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Balance Sheet Detail:
      The following table provides details of the major components of the indicated balance sheet accounts (in thousands):

	December 31,

	2004	2003

Property and equipment, net:
Computers and other equipment	$1,692	$1,604
Leasehold improvements	381	380
Furniture and fixtures	75	75

	2,148	2,059
Less accumulated depreciation and amortization	2,008	1,905

	$140	$154

Accrued liabilities:
Accrued legal and professional services	$666	$559
Accrued compensation and payroll taxes	242	301
Accrued interest on note payable	—	58
Accrued income taxes payable	—	187
Other	87	174

	$995	$1,279

Note 3 —	Stock Plans:
      We have four stock option plans, which provide for the issuance of stock options to employees and outside consultants of Insignia to purchase ordinary shares. At December 31, 2004, 2003, and 2002, approximately 1,772,147, 1,311,022 and 2,271,351 ordinary shares were available for future grants of stock options, respectively. Stock options are generally granted at prices of not less than 100% of the fair market value of the ordinary shares on the date of grant. Options granted under our option plans generally vest over a four year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date.

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes activity on stock options:

	1986 and 1996	1988 and 1995		Weighted
	U.K.	U.S.		Average
	Share Option	Stock Option		Exercise
	Schemes	Plans	Total	Price

Outstanding at December 31, 2001	936,123	2,955,577	3,891,700	$3.15
Granted	89,000	503,000	592,000	$1.49
Exercised	(3,124)	(71,352)	(74,476)	$1.06
Lapsed	(277,291)	(546,594)	(823,885)	$2.62

Outstanding at December 31, 2002	744,708	2,840,631	3,585,339	$3.04
Granted	611,400	1,687,700	2,299,100	$0.43
Exercised	(9,896)	(10,667)	(20,563)	$0.39
Lapsed	(633,199)	(705,572)	(1,338,771)	$2.94

Outstanding at December 31, 2003	713,013	3,812,092	4,525,105	$1.69
Granted	229,962	1,080,038	1,310,000	$1.23
Exercised	(48,958)	(553,948)	(602,906)	$0.89
Lapsed	(62,423)	(708,702)	(771,125)	$2.62

Outstanding at December 31, 2004	831,594	3,629,480	4,461,074	$1.59

      Options outstanding at December 31, 2004:

		Weighted	Weighted
		Average	Average
	Number	Remaining	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price

$0.01-$2.00	3,129,377	8.1 years	$0.73
$2.01-$4.00	869,697	6.1 years	$2.75
$4.01-$6.00	453,750	4.5 years	$5.17
$6.01-$8.00	8,250	4.5 years	$6.84

	4,461,074	7.3 years	$1.59

      Options exercisable at December 31, 2004:

		Weighted
		Average
	Number	Exercise
Range of Exercise Prices	Exercisable	Price

$0.01-$2.00	1,474,643	$0.85
$2.01-$4.00	584,749	$2.78
$4.01-$6.00	452,865	$5.17
$6.01-$8.00	8,250	$6.84

	2,520,507	$2.09

	December 31,

	2004	2003	2002

Exercisable options	2,520,507	2,644,401	2,534,047
Weighted average exercise price of exercisable options	$2.09	$2.41	$3.03
Weighted average fair value of options granted	$0.89	$0.26	$1.29

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 1995, Insignia’s shareholders adopted the 1995 Employee Share Purchase Plan (the “Purchase Plan”) with 275,000 ordinary shares reserved for issuance thereunder. On July 21, 1998 the number of shares reserved for issuance was increased to 525,000. On May 27, 1999 the number was increased to 900,000 and on June 30, 2004 the number was further increased to 1,200,000. The Purchase Plan enables employees to purchase ordinary shares at approximately 85% of the fair market value of the ordinary shares at the beginning or end of each six-month offering period. The Purchase Plan qualifies as an “employee stock purchase plan” under section 423 of the U.S. Internal Revenue Code. During 2004, 2003 and 2002 we issued 142,079, 5,110 and 108,750 shares under the Purchase Plan, respectively. At December 31, 2004 and 2003 approximately 334,799 and 176,878 ordinary shares were reserved for future Purchase Plan issuances, respectively.
      In June 2003, we approved the issuance of options to purchase up to 250,000 ordinary shares to an outside consultant. The options are issued and exercisable upon achievement of certain milestones. The exercise price is $0.47 per share and the options expire 3 years from the date of issuance. As of December 31, 2003, 75,000 options were earned and exercisable. An additional 50,000 options were earned in January 2004 and the balance lapsed with the expiration of the contract in January 2004. In November 2003, we also entered into another agreement with an outside partner to purchase up to 500,000 warrants based upon the achievement of certain milestones. In January 2004, the partner achieved the first milestone and earned 200,000 warrants at a price of $1.03. None of the remaining milestones have been achieved to date. In accordance with Emerging Issues Task Force 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), we recorded a charge of approximately $353,000 to earnings and an increase in the value of additional paid-in capital, based on the number of options vested. The warrant will be revalued as it vests and future charges will be recorded based on the number of options that vest using the Black-Scholes pricing model.

Note 4 —	Employee Benefit and Pension Plans:
      We have a 401(k) plan covering all of our U.S. employees and a defined contribution pension plan covering all our United Kingdom employees. Under both of these plans, employees may contribute a percentage of their compensation and we make certain matching contributions. Both the employees’ and Insignia’s contributions are fully vested and nonforfeitable at all times. The assets of both these plans are held separately from those of Insignia in independently managed and administered funds. Our contributions to these plans aggregated $50,000 in 2004, $98,000 in 2003 and $227,000 in 2002.

Note 5 —	Income Taxes:
      The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

United States	$(4,288)	$(3,798)	$(5,149)
United Kingdom and other countries	(2,855)	(1,035)	(5,385)

	$(7,143)	$(4,833)	$(10,534)

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the benefit from income taxes are as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Current:
U.S. federal	$—	$—	$—
U.S. state and local	(182)	2	20
United Kingdom and other countries	101	(512)	(2,134)

Total benefit	$(81)	$(510)	$(2,114)

      Our actual benefit from income taxes differs from the benefit computed by applying the statutory federal income tax rate to loss before income taxes as follows:

	Year Ended December 31,

	2004	2003	2002

U.S. federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State and local taxes, net of U.S. federal benefit	(2.5)	—	—
Foreign income taxes at other than U.S. rate	1.4	(10.6)	(20.1)
Valuation allowance for net deferred income tax assets	34.0	34.0	34.0

Effective tax rate	(1.1)%	(10.6)%	(20.1)%

      The components of net deferred income tax assets are as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Net operating loss carryforwards	$18,846	$15,998	$19,008
Tax credit carryforwards	452	402	402
Accrued expenses, allowance and other temporary differences	109	98	200

Net deferred income tax assets before valuation allowance	19,407	16,498	19,610
Deferred income tax asset valuation allowance	(19,407)	(16,498)	(19,610)

Net deferred income tax asset	$—	$—	$—

      As of December 31, 2004, we had available net operating loss (“NOL”) carryforwards of approximately $51.7 million for U.S. federal tax purposes, which expire in various years from 2016 to 2024.
      As of December 31, 2004, we had available net operating loss carryforwards of approximately $22.2 million for California tax purposes, which expire in various years from 2005 to 2014. As a result of the suspension of the use of NOL’s for 2002 and 2003, California extended the carryover terms for NOL’s created in 2000 and 2001 from 10 years to 12 years and for NOL’s originating in 2002, the carryover period extended from 10 years to 11 years.
      Based on the available objective evidence, management believes it is more likely than not that the net deferred income tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2004 and 2003.
      The tax reform act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in stock ownership of a company. In the event we have a change in ownership, utilization of the federal and state carryforwards could be restricted.

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Starting for tax years 2002 and retroactive to 2000, certain research and development expenditures incurred in the United Kingdom qualified for a tax credit. The tax credit does not offset tax liability but rather is a refund. The estimated refund for 2004 is $134,000. The estimated refund for 2003 reported in the 2003 Form 10-K was $391,000. The actual amount received for 2003 was $188,000 and was received in January of 2005. The difference of $203,000 between the actual United Kingdom tax credit and the actual refund received for 2003 was due to the research and development expenses for SSP incurred in the United States, which were disallowed as the office in the United Kingdom was not leading the research and development process. Our estimates have since been updated for future years.

Note 6 —	Commitments and Contingencies:
      Insignia is party to a number of noncancelable operating lease agreements.
      The following are future minimum payments under operating leases as of December 31, 2004 (in thousands):

Operating
Year Ending December 31,	Leases

2005	$213
2006	122
2007	95
2008	95
2009	95
Thereafter	918

Total minimum lease payments	$1,538

      Operating lease commitments above are net of sublease income of $104,000 for the years 2005, 2006, 2007, 2008, and 2009. The rental expense under all operating leases was $334,000, $425,000 and $822,000 in 2004, 2003 and 2002, respectively. Rental expense was net of sublease rental income of $94,000 in 2004, $0 in 2003 and $13,000 in 2002.
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
      Insignia, on a limited basis, has granted price protection for the Jeode product line. The terms of these agreements were generally perpetual. We have not recorded any liabilities for these potential future payments either because they are not probable or we have yet to incur the expense.

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Insignia warrants its software products against defects in material and workmanship under normal use and service for a period of ninety days. There is no warranty accrual recorded because potential future payments either are not probable or we have yet to incur any expense.
Change of Control Severance Arrangements
      We have entered into change of control severance arrangements with three of our executive officers, pursuant to which we will continue to pay salary for up to six months if any of these employees are terminated in connection with a change of control of the Company.
Rent Agreement
      During 1998, we sublet until March 2002 facilities that we previously occupied in the United Kingdom, on substantially the same terms as those applicable to us. In January 2002, we entered into an agreement with the landlord to terminate the lease on April 13, 2002. The termination agreement required us to pay on April 3, 2002 a surrender payment of approximately $470,000.

Note 7 —	Segment Reporting:
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
      We operate in a single industry segment providing software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks. In 2004, the SSP and Jeode product lines accounted for 83% and 17%, respectively, of the total revenue. The Jeode revenue related to royalties received from esmertec. Esmertec A.G. accounted for 100% of the Jeode revenue. The SSP revenue generated in 2004 was comprised primarily of Telemobile Corporation, Qindao Haier Telecom Company Limited, Sophast Inter Corporation Company Limited and Insignia Asia Corporation each accounting for 28%, 21%, 18% and 14%, respectively. In 2003, the Jeode product line accounted for 94% of the total revenue of which Hewlett Packard Company accounted for 26% of total revenues. In 2002, Phoenix Technologies, Ltd. (“Phoenix”) accounted for 58% of total revenues. No other customer accounted for 10% or more of our total revenues during 2004, 2003 or 2002.

	Year Ended December 31,

	2004	2003	2002

SSP	$450	$20	$—
Jeode	91	670	7,256
SoftWindows	—	20	—

Total	$541	$710	$7,256

      Revenues from United States operations included export sales of $391,000, $59,000 and $311,000 in 2004, 2003 and 2002 respectively, which were primarily to customers in Asia and Europe. Revenues are attributed to countries based on the principal address of the customer.

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenue by geographic area for the year ended December 31, 2004 is as follows (in thousands):

		U.S.
	U.S.	Exports	Europe	Total

OEM	$—	$215	$—	$215
Distributor	150	85	91	326
End user	—	—	—	—

Total	$150	$300	$91	$541

Percentage of total revenue	28%	55%	17%	100%
      Revenue by geographic area for the year ended December 31, 2003 is as follows (in thousands):

		U.S.
	U.S.	Exports	Europe	Total

OEM	$69	$35	$232	$336
Distributor	7	11	6	24
End user	334	13	3	350

Total	$410	$59	$241	$710

Percentage of total revenue	58%	8%	34%	100%
      Revenue by geographic area for the year ended December 31, 2002 is as follows (in thousands):

		U.S.
	U.S.	Exports	Europe	Total

OEM	$1,876	$161	$98	$2,135
Distributor	4,851	139	67	5,057
End user	18	11	35	64

Total	$6,745	$311	$200	$7,256

Percentage of total revenue	93%	4%	3%	100%
      Substantially all of our long-lived assets are located in the United States.
Note 8 — Equity Transactions and Warrants:
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
      In August 2003, warrants issued in the 1999 private placement were modified to reduce their exercise price to $0.40 per share. The modification was accounted for in accordance with SFAS 123 and resulted in a charge of approximately $88,000 to earnings and an increase in the value of the mandatorily redeemable warrants. In September 2003 and November 2003, warrants to purchase 334,177 and 112,500 ordinary shares

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
were exercised for net proceeds of approximately $128,000 and $92,000, respectively. In connection with the exercise of the warrants, $640,000 was reclassified from mandatorily redeemable warrants to additional paid-in capital. In December 2004, the remaining warrants outstanding expired and $38,000 was reclassified from mandatorily redeemable warrants to additional paid-in capital. Fusion Capital exercised warrants to purchase 2,000,000 ordinary shares in September 2003 resulting in net proceeds of approximately $668,000.
      On November 24, 2000, we issued a total of 3,600,000 ordinary shares at a price of $5.00 per unit. Each share comprises one ADS and one half of one warrant to purchase one ADS. The registration statement became effective on December 24, 2000. The warrants expired on November 24, 2004. As compensation for services in connection with this private placement, we (i) issued five year warrants to purchase 225,000 of our ADSs at an exercise price of $5.00 per share, and (ii) paid a cash compensation equal to 6% of the gross proceeds received by us in the private placement to the placement agent. These warrants remain outstanding and expire November 24, 2005.
      On February 12, 2001, we entered into agreements whereby we issued 940,000 ordinary shares in ADS form at a price of $5.00 per share to a total of 4 investors, including Wind River Systems, Inc., and a member of our board of directors. We also issued warrants to purchase 470,000 ADSs to the investors, at an exercise price per share of the lower of the average quoted closing sale price of our ADS’s for the ten trading days ending on the day preceding the date of the warrant holder’s intent to exercise less a 10% discount, and $6.00 per share. We received $4.7 million less offering expenses totaling $0.5 million. All of these warrants were exercised in January 2004, resulting in proceeds of approximately $400,000 with $10,000 of issuance costs. We also issued warrants to purchase 25,000 ADSs to the placement agent exercisable at a price of $5.00 per share. These warrants are exercisable and expire on February 12, 2006. The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act.
      In September 2003, 1,613,465 ordinary shares in ADS form were purchased under the Fusion Capital securities subscription agreement resulting in proceeds of $827,000 less offering expenses of $89,000. In November 2003, Fusion Capital purchased 1,766,667 ordinary shares in ADS form. We received $1.3 million less offering expenses totaling $114,000. In accordance with the subscription agreement, Fusion Capital may not beneficially own more than 9.9% of the total ordinary shares. As a result, Fusion Capital requested that we only issue 1,000,000 shares and issue the balance at a later date. This resulted in $575,000 recorded as stock subscription in the equity section of the balance sheet as of December 31, 2003. In January 2004, new ordinary shares of 766,667 were issued to Fusion Capital Fund II, LLC, (“Fusion Capital”) a Chicago-based institutional investor, for $575,000 net of issuance expenses of $10,000, pursuant to a binding commitment to deliver such shares entered into in November 2003.
      In November 2003, we issued a warrant to purchase up to 500,000 ADSs to a strategic partner. The warrant becomes exercisable upon achievement of certain milestones and terminates on the third anniversary of the final milestone. The exercise price is $1.03 per share with respect to the first milestone, and the average of $1.03 and the then-current market price with respect to the other milestones. At December 31, 2004, 200,000 of the warrants were vested, exercisable, and were recorded with a charge of $129,000 to expense and additional paid-in capital in the first quarter of 2004. The warrant will be valued as it vests and future charges will be recorded based on the amount of the warrant that vests using the Black-Scholes pricing model.
      On January 5, 2004, we issued 2,262,500 ordinary shares in ADS form at a price of $0.80 to a total of 10 investors. We also issued warrants to purchase 565,625 ADSs to the investors at an exercise price of $1.04. The warrants are exercisable immediately and expire January 5, 2009. We received $1.81 million less offering expenses totaling approximately $0.2 million in this transaction. We also issued warrants to purchase 108,562 ADSs to the two principals of the placement agent, half of which are exercisable at a price of $1.09 per share and the other half at $0.92 per share. These warrants are exercisable immediately and expire January 5, 2009.

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On October 18, 2004, Insignia closed two equity financing transactions in which we raised over $2.3 million, net of transaction costs. We closed a private placement financing with certain institutional and other accredited investors pursuant to which we issued and sold 3,208,499 newly issued ADSs and warrants to purchase 802,127 ADSs, for a total purchase price of approximately $1.5 million, or $1.3 million net of transaction costs. The shares were priced at $0.48 per share, and the warrants have an exercise price of $1.06 per share. The warrants may be exercised any time after the date that is six months after the closing of the private placement until the earlier of April 18, 2010 or a change of control of Insignia. Nash Fitzwilliams Ltd. served as the private placement agent in the private placement. We issued warrants to purchase an aggregate of 204,597 ADSs to the two principals of Nash Fitzwilliams Ltd. as placement agent. The warrants issued to the Nash Fitzwilliams’ Ltd.’s principals have the same exercise price and terms as the warrants issued to the investors in the private placement. As part of the transaction, we agreed to file a resale registration statement on Form S-3 with the Securities and Exchange Commission within 30 days after closing for the purpose of registering the resale of the shares, and the shares underlying the warrants, issued in the private placement.
      Additionally, under a previously executed securities subscription agreement, we sold to Fusion Capital 2,500,000 shares of newly issued ADSs at a purchase price of $0.40 per share, resulting in proceeds of approximately $1.0 million, net of transaction costs. As of October 18, 2004, we had sold an aggregate of $3.152 million of Insignia’s ADSs (out of a total potential issuance of $6 million under the securities subscription agreement) to Fusion Capital.
      Two investors in the private placement on October 18, 2004 were related parties of Insignia. Mark McMillan, our Chief Executive Officer, invested $25,000 to purchase 52,083 ADSs and warrants to purchase 13,021 ADSs. In addition Vincent Pino, one of our directors, and his immediate family invested $200,000 to purchase 416,667 ADSs and warrants to purchase 104,167 ADSs.
Subscription Agreement
      On October 17, 2002, we entered into a securities subscription agreement (“Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital has agreed to purchase, on each trading day following the effectiveness of a registration statement covering the American Depository Shares to be purchased by Fusion Capital, $10,000 of our American Depository Shares up to an aggregate of $6.0 million over a period of 30 months. The purchase price of the American Depository Shares will be equal to a price based upon the future market price of the shares without any fixed discount to the market price. In order to be in compliance with Nasdaq rules, we could not sell our ordinary shares to Fusion Capital at a price below $0.38, which represents the greater of the book value per share of our ordinary shares as of September 30, 2002 or the closing sale price per share of our ADSs on October 16, 2002. If we elect to sell our shares to Fusion Capital at a price per share below $0.38, we first would be required to obtain shareholder approval in order to be in compliance with applicable Nasdaq rules. Under the laws of England and Wales, we are not permitted to sell our ADSs at a purchase price that is less than the nominal value of our ordinary shares. Currently, the nominal value per ordinary share is the U.S. dollar equivalent of 20.5 pence. As of December 31, 2004, new ordinary shares of 6,480,192 were purchased under the Fusion Capital securities subscription agreement for a total of $3.6 million, net of issuance costs. Of this amount, $190,000 was recorded as an other receivable on the consolidated balance sheet at December 31, 2004 as payment was not received until January 2005.
      Under the terms of the Agreement, we issued to Fusion Capital one redeemable warrant for American Depository Shares representing 1,000,000 ordinary shares, and one non-redeemable warrant for American Depository Shares representing 1,000,000 ordinary shares. The exercise price per share of each warrant was the U.S. dollar equivalent of 20.5 pence. Each warrant expires on September 30, 2007. The fair value of the warrants was estimated at $544,000 on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield; risk-free rate of 2.5%; volatility of 101%; and expected life of five

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
years. The fair value of the warrants have been expensed in other expense entirely in the year-ended December 31, 2002. Unless an event of default (including termination of the agreement) occurs under the Agreement, the shares issuable upon exercise of these warrants must be held by Fusion Capital until 30 months from the date of the Agreement or the date the Agreement is terminated. Fusion Capital exercised their 2,000,000 warrants for $668,000, net of issuance costs.
      The following table summarizes activity on warrants:

	Warrants	Warrants
	Outstanding	Outstanding
	and Exercisable	Exercise Price

Balance, December 31, 2001	2,591,334	$4.77 - $6.00(1)
Granted	2,000,000	par value
Exercised	(400,000)	$1.24

Balance, December 31, 2002	4,191,334	par value - $6.00(1)
Granted	—	—
Exercised	(2,446,677)	$0.345-$0.8371
Lapsed	(1,005,000)	$6.00(1)

Balance, December 31, 2003	739,657	$4.77-$6.00(1)
Granted	1,880,911	$0.92-$1.09
Exercised	(470,000)	$6.00(1)
Lapsed	(19,657)	$4.77(1)

Balance, December 31, 2004	2,130,911	$0.92 - $5.00(1)

(1)	The $6.00 warrants are the lesser of $6.00 or 90% of 10-day average market value.
Note 9 — Sale of Java Virtual Machine Assets:
      On February 7, 2003, we entered into a loan agreement with esmertec AG (“esmertec”) whereby esmertec loaned Insignia $1.0 million at an interest rate of prime plus two percent. The principal amount of $1.0 million was repaid on January 15, 2004 by offsetting that amount with a receivable from esmertec relating to the product line purchase. All remaining accrued interest of $55,161 was repaid on March 15, 2004 by offsetting the accrued interest against prepaid royalties. Accordingly, there are no outstanding balances or future amounts due to esmertec under the loan agreement as of December 31, 2004.
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

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Note 10 —	Line of Credit:
      On March 28, 2002, Insignia’s U.S. subsidiary, Insignia Solutions, Inc. (“Insignia U.S.”) entered into an accounts receivable financing agreement with Silicon Valley Bank. The financing agreement allowed Insignia U.S. to borrow an amount up to 80% of eligible receivables not to exceed $1,200,000 with interest at the bank’s prime rate plus two percentage points. Borrowings are subject to compliance with certain covenants, including a requirement to maintain specific financial ratios. Borrowings were secured by substantially all of the assets of Insignia U.S. There were no outstanding borrowings under this credit facility, and the credit line was cancelled on February 12, 2003.

Note 11 —	Related Party:
      On February 13, 2001, we entered into a promissory note with Richard M. Noling, then President and Chief Executive Officer (and currently a director) of Insignia whereby Mr. Noling borrowed $150,000 from the U.S.-based subsidiary of Insignia. The promissory note was due in three equal installments, on each annual anniversary from the date of the note. The note was amended on January 24, 2002 to extend the first and subsequent installments one year. The first installment was due on February 13, 2003. Mr. Noling’s employment was terminated with Insignia effective February 14, 2003. We forgave, effective March 6, 2003 the balance of the loan, $125,363, in lieu of any bonus compensation. Interest accrued on the unpaid principal balance at a rate per annum equal to the prime lending rate of interest as listed in the Wall Street Journal plus 1%. Accrued interest was due and payable monthly in arrears on the last calendar day of each month.
      Two investors in the private placement on October 18, 2004 were related parties of Insignia. Mark McMillan, our Chief Executive Officer, invested $25,000 to purchase 52,083 ADSs and warrants to purchase 13,021 ADSs. In addition Vincent Pino, one of our directors, and his immediate family invested $200,000 to purchase 416,667 ADSs and warrants to purchase 104,167 ADSs
      At December 31, 2004, the Company has $190,000 of other receivables due from Fusion Capital relating to the purchase of ADSs under the October 17, 2002 subscription agreement. This amount was received in January 2005.

INSIGNIA SOLUTIONS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Joint Venture Agreement:
      On December 31, 2003, we entered into a joint venture agreement with J-Tek Corporation to form Insignia Asia Chusik Hoesa (“Insignia Asia”). We own 50% of the newly formed entity and are accounting for this investment under the equity method of accounting. During the year we made two investments of $75,000 each and shared in losses recognized of approximately $82,000. During the twelve months ended December 31, 2004, Insignia recognized license revenue of $75,000 from Insignia Asia.

Note 13 —	Restructuring:
      In February 2003, we announced a restructuring of the organization to focus on the SSP technology. We restructured in both March and June resulting in a 62% headcount reduction and restructuring charges and payments of $498,000 from March through December 2003. In the third quarter of 2002, we completed a worldwide reduction of headcount of approximately 11% of our staff. Restructuring expenses of $296,000 consisted of severance payments made during the third and fourth quarters of 2002. Restructuring expenses which represented 70% and 4% of total revenues in 2003 and 2002, respectively, consisted of costs related to terminated employees, including severance payments as well as national insurance costs where legally required. At December 31, 2004 we have no future liability to any of the terminated employees.

Note 14 —	Significant Post Balance Sheet Events:
      In March 2005, Insignia closed on the acquisition of mi4e Device Management AB (“mi4e”), a private company headquartered in Stockholm, Sweden. mi4e was founded in 2003 and is a leading provider of client provisioning device-management software and services to mobile operators, virtual operators and value added service providers. The consideration paid in the transaction was 2,969,692 American depositary shares (ADSs) representing ordinary shares (valued at $2.7 million as of the date of the agreement) and another 989,896 ADSs is payable on March 31, 2006. In addition, up to a maximum of 700,000 euros is payable in a potential earn out based on a percentage of future revenue collected from sales of existing mi4e products.
      On February 9, 2005 Insignia received approximately $1.3 million through the sale of 3,220,801 ADSs representing ordinary shares pursuant to its October 17, 2002 securities subscription agreement with Fusion Capital. The Company and Fusion Capital mutually terminated that agreement, under which the Company has received $5.1 million in aggregate funding.
      On February 10, 2005, Insignia entered into a new $12 million securities subscription agreement with Fusion Capital, with an option for a second $12 million tranche of equity financing at the Company’s sole discretion. Upon the commencement of funding under the new agreement, Insignia will have access to up to $12 million in equity financing, over a 30 month period, (subject to daily maximum purchase amounts), that can be received at Insignia’s option after a registration statement covering the transaction is declared effective by the Securities and Exchange Commission. The shares will be priced based on a market-based formula at the time of purchase. The securities subscription agreement also provides for the issuance of warrants to purchase 4,000,000 ADSs as a commitment fee to Fusion Capital. This agreement with Fusion Capital does not constitute an offer to sell securities. An offer to sell securities will only be made if certain conditions are met, including the declaration of effectiveness by the Securities and Exchange Commission of the registration statement referenced above. Under the rules and regulations of the Nasdaq SmallCap Market, the Company would be required to obtain shareholder approval to sell more than 19.99% of the issued and outstanding shares as of February 9, 2005 under this agreement.

Insignia Solutions plc
Schedule II
Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of		Deductions	End of
	Period	Additions	(Write-offs)	Period

	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2004	$—	$—	$—	$—
Year ended December 31, 2003	$50	$—	$(50)	$—
Year ended December 31, 2002	$488	$—	$(438)	$50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Insignia Solutions plc:
      We have audited the accompanying consolidated balance sheets of Insignia Solutions plc and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Item 15(a)(2) as of and for the years ended December 31, 2004 and 2003. The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insignia Solutions plc and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2004 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr, Pilger & Mayer LLP
Palo Alto, California
February 2, 2005, except for Note 14,
which is as of March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Insignia Solutions plc
Fremont, California
      In our opinion, the accompanying consolidated financial statements of operations, cash flows and changes in shareholders’ equity for the year ended December 31, 2002 present fairly, in all material respects, the results of the operations and the cash flows of Insignia Solutions plc and its subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 28, 2005

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      N/A.

Item 9A —	Controls and Procedures
      Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Item 9B —	Other Information
      None.
PART III

Item 10 —	Directors and Executive Officers of the Registrant
      Information regarding our Executive Officers required hereunder is set forth in Item 4A of Part 1 “Business — Executive Officers of the Registrant.” The information required hereunder regarding our Directors is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders for the year ended December 31, 2004 (the “2005 Annual Meeting of Stockholders”).
Section 16(a) Beneficial Ownership Reporting Compliance
      The information required hereunder regarding Compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders.
Shareholder Nominations
      Information required by this Item is incorporated by reference to the information under the heading “Deadline for Receipt of Shareholder Proposals” contained in Insignia’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders.
          Code of Ethics
      The Company has adopted the Code of Ethics, which applies to, among others, the Chief Executive Officer and the Chief Financial Officer, who are the principal accounting officers (collectively, the “Finance Managers”). If any substantive amendments are made to the Code of Ethics or the Board of Directors grants any waiver, including any implicit waiver, from a provision of the code to any of the directors or officers of the Company. The Company will disclose the nature of such amendment or waiver in a report on Form 8-K.
          Audit Committee and Audit Committee Financial Experts
      Information required by this Item is incorporated by reference to the information under the heading “Audit Committee Report” contained in Insignia’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders.

Item 11 —	Executive Compensation
      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders.

Item 13 —	Certain Relationships and Related Transactions
      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders.

Item 14 —	Principal Accountant Fees and Services
      The information required hereunder is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders.

Item 15 —	Exhibits and Financial Statement Schedules
      (a) Documents filed as part of this report:
      1. Financial Statements and Reports
      The consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.
      2. Financial Statements Schedule
      Schedule II — Valuation and Qualifying Accounts for the three years ended December 31, 2004 has been filed as part of this Annual Report
      All other financial statement schedules have been omitted because either the required information (i) is not present, (ii) is not present in amounts sufficient to require submission of the schedule or (iii) is included in the Consolidated Financial Statements and Notes thereto under Part II, Item 8 of this Form 10-K.
      (b) Exhibits
      The following exhibits are filed as part of this Report:

Exhibit
Number		Exhibit Title

3	.02(1)	Registrant’s Articles of Association.
3	.04(1)	Registrant’s Memorandum of Association.
4	.01(1)	Form of Specimen Certificate for Registrant’s Ordinary Shares.
4	.02(2)	Deposit Agreement between Registrant and The Bank of New York.
4	.03(2)	Form of American Depositary Receipt (included in Exhibit 4.02).
4	.04(4)	American Depositary Shares Purchase Agreement dated January 5, 2004.
4	.05(4)	Registration Rights Agreement dated January 5, 2004.
4	.06(4)	Form of Warrant to Purchase American Depositary Shares dated January 5, 2004 and issued to the purchasers of American Depositary Shares.

4	.07(4)	Form of Warrant to Purchase American Depositary Shares dated January 5, 2004 and issued to the principals of Nash Fitzwilliams, Ltd., as placement agent.

10	.01(1)	Registrant’s 1986 Executive Share Option Scheme, as amended, and related documents.

10	.02(1)	Registrant’s 1988 U.S. Stock Option Plan, as amended, and related documents.

10	.03(5)	Registrant’s 1995 Incentive Stock Option Plan for U.S. Employees and related documents, as amended.

10	.05(1)	Insignia Solutions Inc. 401(k) Plan.

Exhibit
Number		Exhibit Title

10	.06(1)	Registrant’s Small Self-Administered Pension Plan Definitive Deed and Rules.

10	.14(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers such obligations are immediately accelerated, with no required notice, if the default results from the dissolution, winding up or liquidation of Hartford Life.

10.28		Registrant’s U.K. Employee Share Option Scheme 1996, as amended (incorporated by reference to Exhibit 4.05 to Registrant’s Registration Statement on Form S-8 filed on December 13, 2000 (File No. 333-51760).

10	.34(3)	Consulting Agreement effective April 1, 1997 between Registrant and Nicholas, Viscount Bearsted.

10.38		Lease Agreement between Insignia Solutions, Inc. and Lincoln-Whitehall Pacific, LLC, dated December 22, 1997 (incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10	.42(5)	Registrant’s 1995 Employee Share Purchase Plan, as amended.

10.44		Lease agreement between Registrant and Comland Industrial and Commercial Properties Limited dated August 12th, 1998 for the Apollo House premises and the Saturn House premises (incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.62		Warrant Agreement, dated as of November 24, 2000, between Registrant and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.53 to Registrant’s Current Report on Form 8-K filed on November 29, 2000).

10.63		Form of ADSs Purchase Warrant issued November 24, 2000 (incorporated by reference to Exhibit 4.11 to Registrant’s Current Report on Form 8-K filed on November 29, 2000).

10.64		ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated November 24, 2000 (incorporated by reference to Exhibit 4.12 to Registrant’s Current Report on Form 8-K filed on November 29, 2000).

10.67		Warrant Agreement, dated as of February 12, 2001, between Registrant and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.55 to Registrant’s Current Report on Form 8-K filed on February 15, 2001).

10.68		Form of ADSs Purchase Warrant issued February 12, 2001 (incorporated by reference to Exhibit 4.13 to Registrant’s Current Report on Form 8-K filed on February 15, 2001).

10.69		ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated February 12, 2001 (incorporated by reference to Exhibit 4.14 to Registrant’s Current Report on Form 8-K filed on February 15, 2001).

10.74		Form of Registration Rights Agreement by and between Registrant and Fusion Capital II, LLC (incorporated by reference to Exhibit 10.74 to Registrant’s Current Report on Form 8-K filed on October 22, 2002).

10	.85(7)	Warrant Agreement between Insignia Solutions plc and International Business Machines Corporation dated November 24, 2003**

10.87		American Depositary Shares Purchase Agreement between the Registrant and the Purchasers, as defined therein, dated October 18, 2004 (the “October 2004 ADS Purchase Agreement”) (incorporated by reference to Exhibit 10.87 to Registrant’s Current Report on Form 8-K filed on October 18, 2004).

10.88		Form of Warrant issued to Purchasers, as defined in the October 2004 ADS Purchase Agreement (incorporated by reference to Exhibit 10.88 to Registrant’s Current Report on Form 8-K filed on October 18, 2004).

10.89		Registration Rights Agreement between the Registrant and the Purchasers, as defined in the October 2004 ADS Purchase Agreement, dated October 18, 2004 (incorporated by reference to Exhibit 10.89 to Registrant’s Current Report on Form 8-K filed on October 18, 2004).

10	.90(8)	Stock Purchase and Sale Agreement dated February 9, 2005 between, among others, Insignia Solutions plc, Kenora Ltd and the Sellers (as defined therein).

Exhibit
Number		Exhibit Title

10	.91(9)	Securities Subscription Agreement by and between Insignia and Fusion Capital II, LLC dated February 10, 2005.

10	.92(9)	Registration Rights Agreement by and between Insignia and Fusion Capital II, LLC dated February 10, 2005.

10	.93(9)	Warrant by and between Insignia and Fusion Capital II, LLC.

10	.94(9)	Warrant by and between Insignia and Fusion Capital II, LLC.

10	.95(9)	Notice of termination of Securities Subscription Agreement by and between Insignia and Fusion Capital dated October 17, 2002.

10	.96(10)	Termination and Waiver Agreement dated June 30, 2004 between the Registrant and esmertec A.G. (incorporated by reference to Exhibit 10.87 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

14	.0(7)	Code of Ethics.

21.01		List of Registrant’s subsidiaries.

23.01		Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm

23.02		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.01		Power of Attorney (included on signature page).

31.1		Section 302 certification of Chief Executive Officer

31.2		Section 302 certification of Chief Financial Officer

32.1		Section 906 certification of Chief Executive Officer
32.2		Section 906 certification of Chief Financial Officer

**	Confidential treatment has been granted with respect to certain portions of this agreement. Such portions were omitted from this filing and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the exhibit of the same number from Registrant’s Registration Statement on Form F-1 (File No. 33-98230) declared effective by the Commission on November 13, 1995.

(2)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(3)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(4)	Incorporated by reference to the exhibit of the same number from Registrant’s Registration Statement on Form S-3 (File No. 333-112607) filed on February 9, 2004.

(5)	Incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(6)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on From 8-K filed on February 10, 2005 (Items 1.01, 1.02 and 9.01)

(7)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(8)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on February 10, 2005 (Items 1.01 and 9.01).

(9)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on February 10, 2005 (Items 1.01, 1.02 and 9.01).

(10)	Renumbered from previously filed Exhibit 10.87 in order to correct duplicate exhibit number.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2005.

Insignia Solutions PLC

By:	/s/ Mark E. McMillan

______________________________________ Mark E. McMillan
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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Mark E. McMillan Mark E. McMillan	Chief Executive Officer, President and a Director (Principal Executive Officer and Director)	March 29, 2005

/s/ Robert E. Collins Robert E. Collins	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 29, 2005

Additional Directors:

/s/ Nicholas, Viscount Bearsted Nicholas, Viscount Bearsted	Director	March 29, 2005

/s/ Vincent S. Pino Vincent S. Pino	Director	March 29, 2005

/s/ David G. Frodsham David G. Frodsham	Director	March 29, 2005

/s/ Richard M. Noling Richard M. Noling	Director	March 29, 2005

INDEX TO EXHIBITS
      The following exhibits are filed as part of this Report:

Exhibit
Number		Exhibit Title

3	.02(1)	Registrant’s Articles of Association.
3	.04(1)	Registrant’s Memorandum of Association.
4	.01(1)	Form of Specimen Certificate for Registrant’s Ordinary Shares.
4	.02(2)	Deposit Agreement between Registrant and The Bank of New York.
4	.03(2)	Form of American Depositary Receipt (included in Exhibit 4.02).
4	.04(4)	American Depositary Shares Purchase Agreement dated January 5, 2004.
4	.05(4)	Registration Rights Agreement dated January 5, 2004.
4	.06(4)	Form of Warrant to Purchase American Depositary Shares dated January 5, 2004 and issued to the purchasers of American Depositary Shares.

4	.07(4)	Form of Warrant to Purchase American Depositary Shares dated January 5, 2004 and issued to the principals of Nash Fitzwilliams, Ltd., as placement agent.

10	.01(1)	Registrant’s 1986 Executive Share Option Scheme, as amended, and related documents.

10	.02(1)	Registrant’s 1988 U.S. Stock Option Plan, as amended, and related documents.

10	.03(5)	Registrant’s 1995 Incentive Stock Option Plan for U.S. Employees and related documents, as amended.

10	.05(1)	Insignia Solutions Inc. 401(k) Plan.

10	.06(1)	Registrant’s Small Self-Administered Pension Plan Definitive Deed and Rules.

10	.14(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers such obligations are immediately accelerated, with no required notice, if the default results from the dissolution, winding up or liquidation of Hartford Life.

10.28		Registrant’s U.K. Employee Share Option Scheme 1996, as amended (incorporated by reference to Exhibit 4.05 to Registrant’s Registration Statement on Form S-8 filed on December 13, 2000 (File No. 333-51760).

10	.34(3)	Consulting Agreement effective April 1, 1997 between Registrant and Nicholas, Viscount Bearsted.

10.38		Lease Agreement between Insignia Solutions, Inc. and Lincoln-Whitehall Pacific, LLC, dated December 22, 1997 (incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10	.42(5)	Registrant’s 1995 Employee Share Purchase Plan, as amended.

10.44		Lease agreement between Registrant and Comland Industrial and Commercial Properties Limited dated August 12th, 1998 for the Apollo House premises and the Saturn House premises (incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.62		Warrant Agreement, dated as of November 24, 2000, between Registrant and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.53 to Registrant’s Current Report on Form 8-K filed on November 29, 2000).

10.63		Form of ADSs Purchase Warrant issued November 24, 2000 (incorporated by reference to Exhibit 4.11 to Registrant’s Current Report on Form 8-K filed on November 29, 2000).

10.64		ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated November 24, 2000 (incorporated by reference to Exhibit 4.12 to Registrant’s Current Report on Form 8-K filed on November 29, 2000).

10.67		Warrant Agreement, dated as of February 12, 2001, between Registrant and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.55 to Registrant’s Current Report on Form 8-K filed on February 15, 2001).

Exhibit
Number		Exhibit Title

10.68		Form of ADSs Purchase Warrant issued February 12, 2001 (incorporated by reference to Exhibit 4.13 to Registrant’s Current Report on Form 8-K filed on February 15, 2001).

10.69		ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated February 12, 2001 (incorporated by reference to Exhibit 4.14 to Registrant’s Current Report on Form 8-K filed on February 15, 2001).

10.74		Form of Registration Rights Agreement by and between Registrant and Fusion Capital II, LLC (incorporated by reference to Exhibit 10.74 to Registrant’s Current Report on Form 8-K filed on October 22, 2002).

10	.85(7)	Warrant Agreement between Insignia Solutions plc and International Business Machines Corporation dated November 24, 2003**

10.87		American Depositary Shares Purchase Agreement between the Registrant and the Purchasers, as defined therein, dated October 18, 2004 (the “October 2004 ADS Purchase Agreement”) (incorporated by reference to Exhibit 10.87 to Registrant’s Current Report on Form 8-K filed on October 18, 2004).

10.88		Form of Warrant issued to Purchasers, as defined in the October 2004 ADS Purchase Agreement (incorporated by reference to Exhibit 10.88 to Registrant’s Current Report on Form 8-K filed on October 18, 2004).

10.89		Registration Rights Agreement between the Registrant and the Purchasers, as defined in the October 2004 ADS Purchase Agreement, dated October 18, 2004 (incorporated by reference to Exhibit 10.89 to Registrant’s Current Report on Form 8-K filed on October 18, 2004).

10	.90(8)	Stock Purchase and Sale Agreement dated February 9, 2005 between, among others, Insignia Solutions plc, Kenora Ltd and the Sellers (as defined therein).

10	.91(9)	Securities Subscription Agreement by and between Insignia and Fusion Capital II, LLC dated February 10, 2005.

10	.92(9)	Registration Rights Agreement by and between Insignia and Fusion Capital II, LLC dated February 10, 2005.

10	.93(9)	Warrant by and between Insignia and Fusion Capital II, LLC.

10	.94(9)	Warrant by and between Insignia and Fusion Capital II, LLC.

10	.95(9)	Notice of termination of Securities Subscription Agreement by and between Insignia and Fusion Capital dated October 17, 2002.

10	.96(10)	Termination and Waiver Agreement dated June 30, 2004 between the Registrant and esmertec A.G. (incorporated by reference to Exhibit 10.87 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

14	.0(7)	Code of Ethics.

21.01		List of Registrant’s subsidiaries.

23.01		Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm

23.02		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.01		Power of Attorney (included on signature page).

31.1		Section 302 certification of Chief Executive Officer

31.2		Section 302 certification of Chief Financial Officer

32.1		Section 906 certification of Chief Executive Officer
32.2		Section 906 certification of Chief Financial Officer

**	Confidential treatment has been granted with respect to certain portions of this agreement. Such portions were omitted from this filing and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the exhibit of the same number from Registrant’s Registration Statement on Form F-1 (File No. 33-98230) declared effective by the Commission on November 13, 1995.

(2)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(3)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(4)	Incorporated by reference to the exhibit of the same number from Registrant’s Registration Statement on Form S-3 (File No. 333-112607) filed on February 9, 2004.

(5)	Incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(6)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on From 8-K filed on February 10, 2005 (Items 1.01, 1.02 and 9.01)

(7)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(8)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on February 10, 2005 (Items 1.01 and 9.01).

(9)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on February 10, 2005 (Items 1.01, 1.02 and 9.01).

(10)	Renumbered from previously filed Exhibit 10.87 in order to correct duplicate exhibit number.