Form 10-K/A
period 2004-12-31
INSIGNIA SOLUTIONS PLC
filed 2005-05-02
CIK 1002390

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $22,457,265 as of March 17, 2005 based upon the closing sale price on the Nasdaq Small Cap Market reported for such date. Ordinary shares held by each officer and director and by each person who owns 5% or more of the outstanding Ordinary share capital have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 17, 2005, there were 42,372,199 ordinary shares of £0.20 each nominal value, outstanding.

     This Amendment is being filed to include certain information under Part III, Items 10, 11, 12, 13 and 14, which was previously omitted.

PART III

     Item 10—Directors and Executive Officers of the Registrant

Directors of the Company

     The names of the directors of Insignia, and certain information about them as of April 22, 2005, are set forth below:

Name	Age	Position
Nicholas, Viscount Bearsted (1)(2)	55	Chairman of the Board of Directors
David G. Frodsham (2)	47	Director
Richard M. Noling	55	Director
Vincent S. Pino (1)(2)	56	Director
Mark E. McMillan	41	Chief Executive Officer, President and a Director

(1)	Members of Compensation Committee.

(2)	Members of Audit Committee.

     Nicholas, Viscount Bearsted has served as Chairman and Director of Insignia since December 1987 He was Insignia’s Chief Executive Officer from September 1988 until September 1993. He received a Bachelors degree in chemistry from Oxford University in 1972. He also serves as a Director of Mayborn Group plc.

     David G. Frodsham was appointed a director of Insignia in August 1999. Since February 2000, he has served as Chief Executive Officer of Argo Interactive Group plc, a British software company specializing in device intelligence from wireless internet. He received a B. Sc. from Kings College, London and an MBA from INSEAD in France.

     Richard M. Noling has served as a director of Insignia since March 1997. Since August 2003, he has served as Chief Executive Officer of ThinGap, a California company that develops innovative electromotive coil technology. He was Insignia’s Chief Executive Officer from March 1997 to February 2003 and President from March 1997 to July 2001. He also served as Chief Financial Officer, Senior Vice President of Finance and Operations and Company Secretary between April 19, 1996 and October 1, 1997 and Chief Operations Officer between February and March 1997. He received a Bachelor of Arts degree in aerospace and mechanical engineering science from the University of California (San Diego) in 1970. He received an M.A. degree in theology from the Fuller Theological Seminary in 1972, and an M.S. degree in business administration in 1979 from the University of California (Irvine).

     Vincent S. Pino was appointed a director of Insignia in October 1998. From February 1998 until his retirement in November 2000, he served as President of Alliance Imaging, a provider of diagnostic imaging and therapeutic services. Mr. Pino began his association with Alliance in 1988 as Chief Financial Officer. From 1991 through 1993 Mr. Pino held the position of Executive Vice President and Chief Financial Officer. Mr. Pino received an MBA and a B.S. degree in finance from the University of Southern California in 1972 and 1970, respectively.

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

Audit Committee

     The audit committee currently consists of three directors, Viscount Bearsted, Vincent S. Pino, and David G. Frodsham, each of whom is independent as defined under Rule 4200 of the National Association of Securities Dealers’ listing standards and Rule 10A-3 of the Exchange Act. The Board of Directors has determined that all audit committee members are financially literate under the current listing standards of the National Association of Securities Dealers. The audit committee is responsible for approving the services performed by our independent auditors and reviewing our accounting practices and systems of internal accounting controls. The audit committee is governed by a written charter approved by the board of directors.

Audit Committee Financial Expert

     The Company’s Board of Directors has determined that Mr. Pino qualifies as the Company’s Audit Committee Financial Expert, as defined in applicable SEC rules. Mr. Pino is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a) beneficial ownership reporting compliance

     Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who own more than 10% of the Company’s ordinary shares to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements were met, except as follows:

     Form 3 for Paul Edmonds, Insignia’s Vice-President of Engineering was filed May 13, 2004. The required filing was February 9, 2003.

     Form 4 for Mark E. McMillan, Insignia’s Chief Executive Officer, President and Director, was filed February 17, 2005. The required filing was April 7, 2003.

     Form 4 for Linda Potts, Insignia’s former Chief Financial Officer was filed July 22, 2004. The required filing was April 7, 2003.

     Form 4s for Nicholas, Viscount Bearsted, Retired Chairman of the Board of Insignia, John C. Fogelin, a former Director of Insignia, David Frodsham, a Director of Insignia, and Vincent Pino, a Director of Insignia, were filed February 17, 2005. The required filing was April 24, 2003.

     Form 4 for Mark Stevenson, Insignia’s former Vice President of Worldwide Sales, was filed February 17, 2004. The required filing was June 26, 2003.

     Form 4 for Mark E. McMillan, Insignia’s Chief Executive Officer, President and Director, was filed February 17, 2005. The required filing was July 29, 2003.

     Form 4s for Nicholas, Viscount Bearsted, Retired Chairman of the Board of Insignia, John C. Fogelin, a former Director of Insignia, David Frodsham, a Director of Insignia, and Vincent Pino, a Director of Insignia, were filed February 17, 2005. The required filing was January 22, 2004.

     Form 3 for Robert E. Collins, Insignia’s Chief Financial Officer was filed July 22, 2004. The required filing was January 21, 2004.

     Form 4 for Robert E. Collins, Insignia’s Chief Financial Officer, was filed July 22, 2004. The required filing was January 21, 2004.

     Form 4 for Paul Edmonds, Insignia’s Vice-President of Engineering was filed May 13, 2004. The required filing was May 6, 2004.

     Form 4 for Peter Bernard, Insignia’s Chief Product Officer, was filed May 13, 2004. The required filing was May 8, 2004.

     Form 4 for Linda Potts, Insignia’s former Chief Financial Officer was filed July 22, 2004. The required filing was May 16, 2004.

     Form 4 for Peter Bernard, Insignia’s Chief Product Officer, was filed June 2, 2004. The required filing was May 27, 2004.

     Form 4 for Peter Bernard, Insignia’s Chief Product Officer was filed June 14, 2004. The required filing was June 1, 2004.

     Form 4 for Richard Noling, a Director of Insignia, was filed July 22, 2004. The required filing was June 16, 2004.

     Form 4 for Mark E. McMillan, Insignia’s Chief Executive Officer, President and Director and Vincent Pino, a Director of Insignia are in the process of being filed. The required filing was October 20, 2004.

Item 11—Executive Compensation

     The following table sets forth all compensation awarded to or paid for services rendered in all capacities to Insignia and its subsidiaries during each of 2004, 2003 and 2002 by Insignia’s Chief Executive Officer and each of Insignia’s three most highly compensated executive officers who were serving as executive officers at the end of 2004, as well as one former executive officer who left Insignia during 2004 (the “Named Officers”). This information includes the dollar values of base salaries and bonus awards, the number of shares subject to options granted and certain other compensation, whether paid or deferred.

	Annual Compensation				Long Term Compensation
				Other Annual	Securities	All Other
				Compensation	Underlying	Compensation($)
Name and Principal Positions	Year	Salary($)	Bonus($)(1)	($)	Options(#)	(2)
Mark E. McMillan	2004	230,000	60,248	—	—	1,080	(2)
Chief Executive Officer	2003	230,000	9,607	—	500,000	1,080	(2)
and President	2002	223,683	—	—	50,000	1,080	(2)

Robert E. Collins (3)	2004	167,708	8,728	—	300,000	1,035	(2)
Chief Financial Officer,	2003	—	—	—	—	—
Vice President and	2002	—	—	—	—	—
Secretary

Peter Bernard (4)	2004	177,879	17,350	—	—	1,080	(2)
Vice President, Product	2003	140,000	40,000	—	150,000	1,080	(2)
Marketing	2002	140,228	40,000	—	25,000	810	(2)

Paul Edmonds (5)	2004	140,000	6,923	—	—	—
Vice President, Engineering	2003	140,000	15,986	—	112,500	—
	2002	100,397	8,308	—	25,000	—

Mark Stevenson (6)	2004	137,238	10,657	—	—	1,035	(2)
Former Vice President of Sales	2003	60,000	—	—	150,000	540	(2)
	2002	—	—	—	—	—

(1)	Bonuses paid to the executive officers are based on a target bonus set for each officer each quarter, adjusted by Insignia’s operating results over plan and the executive officer’s performance against quarterly qualitative goals. All executive officer bonuses are at the discretion of the Compensation Committee of the Board.

(2)	Represents Insignia contributions to defined contribution employee benefit plans.

(3)	Mr. Collins joined Insignia in January 2004 and resigned on April 20, 2005.

(4)	Mr. Bernard resigned on March 15, 2005

(5)	Mr. Edmonds joined Insignia in April 2002 and resigned on April 22, 2005.

(6)	Mr. Stevenson joined Insignia in June 2003 and resigned on December 6, 2004.

     The following table sets forth further information regarding individual option grants to purchase ordinary shares during 2004 to each of the Named Officers. In accordance with the rules of the SEC, the table sets forth the hypothetical gains or “option spreads” that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compounded share price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises depend upon the future performance of the ordinary shares and ADSs. There can be no assurance that the potential realizable values shown in this table will be achieved.

Option Grants in 2004

Potential Realizable
Value at Assumed
	Number of					Annual Rates of
	Securities					Share Price
	Underlying		Percent of Total	Exercise		Appreciation for
	Options		Options Granted to	Price	Expiration	Option Term(1)
Name	Granted (#)		Employees in 2004	($/Sh)	Date	5%($)	10%($)
Robert Collins (4)	200,000	(3)	15%	$2.68	01/19/14	$337,088	$854,246
	100,000	(2)	8%	$1.02	05/21/14	$64,147	$162,562

(1)	The 5% and 10% assumed annual compound rates of share price appreciation are mandated by rules of the SEC and do not represent Insignia’s estimate or projection of future ordinary share or ADS prices.

(2)	These incentive options were granted pursuant to Insignia’s 1995 Incentive Stock Option Plan for U.S. Employees. These options vest and become exercisable at the rate of 2.0833% of the shares for each full month that the optionee renders service to Insignia. The option exercise price is equal to the fair market value of Insignia’s ordinary shares on the date of grant and the options expire ten years from the date of grant, subject to earlier termination upon termination of employment.

(3)	These incentive options were granted pursuant to Insignia’s 1995 Incentive Stock Option Plan for U.S. Employees. These options vest and become exercisable as to 25% of the shares on the first anniversary of the date of the grant and thereafter at the rate of 2.0833% of the shares for each full month that the optionee renders service to Insignia. The option exercise price is equal to the fair market value of Insignia’s ordinary shares on the date of grant and the options expire ten years from the date of grant, subject to earlier termination upon termination of employment.

(4)	Mr. Collins resigned on April 20, 2005.

     The following table sets forth certain information concerning the exercise of options by each of the Named Officers during 2004, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable options to acquire shares as of December 31, 2004. Also reported are values of “in-the-money” options, which represents the positive spread between the respective exercise prices of outstanding options to acquire shares and $0.87 per share, which was the closing price of the ADSs as reported on the Nasdaq SmallCap Market on December 31, 2004.

Aggregated Option Exercises in 2004 and Year-End Option Values

			Number of Securities		Value of Unexercised
	Shares	Value	Underlying Unexercised		In-the-Money Options at
	Acquired on	Realized	Options at Year-End (#)		Year-End($)(2)
Name	Exercise (#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark E. McMillan	—	—	635,542	273,958	106,884	89,881
Robert E. Collins (3)	—	—	14,583	285,417	—	—
Peter Bernard (4)	60,000	44,171	72,083	72,917	15,281	28,149
Paul Edmonds (5)	51,562	53,109	33,855	52,083	8,294	21,112
Mark Stevenson (6)	—	—	53,125	—	23,906	—

(1)	“Value Realized” represents the fair market value of the shares underlying the options on the date of exercise less the aggregate exercise price of the options.

(2)	For purposes of the table, all amounts in pounds sterling were converted to U.S. dollars using $1.89 per pound sterling, the exchange rate in effect as of December 31, 2004.

(3)	Mr. Collins joined Insignia in January 2004 and resigned on April 20, 2005.

(4)	Mr. Bernard resigned on March 15, 2005.

(5)	Mr. Edmonds joined Insignia in April 2002 and resigned on April 22, 2005.

(6)	Mr. Stevenson joined Insignia in June 2003 and resigned on December 6, 2004.

Employment agreements

     In connection with the termination of Mr. Noling’s employment in February 2003, Insignia entered into a separation agreement with Mr. Noling pursuant to which Insignia agreed to pay as severance to Mr. Noling his regular monthly base salary for a six-month period, which severance would be reduced to 50% of his base salary in the event that Mr. Noling commenced new employment during such period. All stock options held by Mr. Noling will continue to vest for so long as he continues to serve as a member of the board of directors.

     On February 13, 2001, Insignia entered into a promissory note with Mr. Noling whereby Mr. Noling borrowed $150,000 from the U.S.-based subsidiary of Insignia. Mr. Noling’s employment was terminated with Insignia effective February 14, 2003. We forgave, effective March 6, 2003 the balance of the loan, $125,362.50, in lieu of any bonus compensation.

     With effect from April 1, 1997, Nicholas, Viscount Bearsted, Chairman of Insignia, entered into a Consulting Agreement with Insignia whereby he acts as consultant to Insignia providing advice and assistance as the Board may from time to time request. The agreement was amended April 20, 1998 and deleted his commitment to provide services to Insignia and Insignia’s commitment to pay him a minimum amount. He has agreed to remain available to perform services as requested by Insignia. The agreement is terminable by either party upon six month’s advance written notice and by Insignia for cause at any time. In the event of any business combination resulting in a change of control of Insignia or in the event of disposal of a majority of the assets of Insignia, and termination or constructive termination of his consultancy, Nicholas, Viscount Bearsted will be entitled to receive an additional twenty-six week’s consultancy fees.

     We have entered into a change of control severance agreement with Mark E. McMillan pursuant to which we will continue to pay his salary for up to six months if he is terminated in connection with a change of control of the Company.

Board Composition

     Our Articles of Association stipulate that the minimum number of directors is two, but do not set any maximum number. Directors may be elected by the shareholders, or appointed by the Board, and remain in office until they resign or are removed by the shareholders. In addition, at each Annual General Meeting one-third of the directors who have been in office longest since their last election, as well as any directors appointed by the Board during the preceding year, are required to resign and are then considered for re-election, assuming they wish to stand for re-election. In the election of directors, each shareholder is entitled on a poll to one vote for each ordinary share held. Shares may not be voted cumulatively. The executive officers serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or executive officers of Insignia.

Board Meetings and Committees

     The Board met 13 times, including telephone conference meetings, during 2004. No director attended fewer than 90% of the aggregate of the total number of meetings of the Board (held during the period for which he was a director) and the total number of meetings held by all committees of the Board on which such director served (during the period that such director served).

     The Board has determined that the following directors are “independent” under current Nasdaq Marketplace Rules: Nicholas, Viscount Bearsted, Vincent Pino and David Frodsham.

     Standing committees of the Board include an Audit Committee and a Compensation Committee. The Board does not have a nominating committee or a committee performing similar functions.

     Nicholas, Viscount Bearsted, Mr. Frodsham and Mr. Pino are the current members of the Audit Committee, which met five times during 2004. The Audit Committee meets with Insignia’s independent accountants to review the adequacy of Insignia’s internal control systems and financial reporting procedures; reviews the general scope of Insignia’s annual audit and the fees charged by the independent accountants; reviews and monitors the performance of non-audit services by Insignia’s auditors, reviews the fairness of any proposed transaction between any officer, director or other affiliate of Insignia and Insignia, and after such review, makes recommendations to the full Board; and performs such further functions as may be required by any stock exchange or over-the-counter market upon which Insignia’s shares may be listed.

     Nicholas, Viscount Bearsted and Mr. Pino are the current members of the Compensation Committee. In 2004, the Compensation Committee consisted of John Fogelin and Vincent Pino. Nicholas, Viscount Bearsted was appointed to the Compensation Committee in April 2005, following Mr. Fogelin’s resignation in December 2004. The Compensation Committee met once during 2004. The Compensation Committee recommends compensation for officers and employees of Insignia, grants options under Insignia’s employee option plans (other than grants to non-officers of options pursuant to guidelines established by the Board, which may be made by Nicholas, Viscount Bearsted, Insignia’s Chairman, and Mark E. McMillan, Insignia’s Chief Executive Officer) and reviews and recommends adoption of and amendments to share option and employee benefit plans.

Director Compensation

     Insignia pays each outside director $1,000 for every regular meeting attended, $2,500 per quarter of service on the Board, $500 per quarter for service on each committee, plus $500 for each committee meeting attended, and reimburses outside directors for reasonable expenses in attending meetings of the Board. The Chairman of the Board receives an additional $1,500 per quarter. In addition, each new outside director is granted an option to purchase 25,000 shares and each outside director is granted an option to purchase 10,000 shares annually for so long as he serves as an outside director.

     With effect from April 1, 1997, Nicholas, Viscount Bearsted, Chairman of Insignia, entered into a Consulting Agreement with Insignia whereby he acts as consultant to Insignia providing advice and assistance as the Board may from time to time request. The agreement was amended April 20, 1998 and deleted his commitment to provide services to the Company and the Company’s commitment to pay him a minimum amount. He has agreed to remain available to perform services as requested by the Company. The agreement is terminable by either party upon six months’ advance written notice and by Insignia for cause at any time. In the event of any business combination resulting in a change of control of Insignia or in the event of disposal of a majority of the assets of Insignia, and termination or constructive termination of his consultancy, Nicholas, Viscount Bearsted will be entitled to receive an additional twenty-six weeks’ consultancy fees.

     For information concerning the compensation of Mr. McMillan, see “Executive Compensation.”

Communications with Directors

     Shareholders or other interested parties may communicate with any director or committee of the Board by writing to them c/o Audit Committee of the Board of Directors, Insignia Solutions plc, 41300 Christy Street, Fremont, CA, USA 94538-3115, or by sending an e-mail to insgshareholder.com. Comments or questions regarding the Company’s accounting, internal controls or auditing matters will be referred to members of the Audit Committee. Comments or questions regarding the nomination of directors and other corporate governance matters will be referred to members of the Board of Directors.

     The Company has a policy of encouraging all directors to attend the annual shareholder meetings. One director attended the 2004 annual meeting due to cost saving considerations.

Code of Ethics

     The Company has adopted a code of ethics that applies to all officers and employees, including its principal executive officer, principal financial officer and controller. This code of ethics is filed as Exhibit 14.0 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board makes all decisions involving the compensation of our executive officers. The Compensation Committee consists of the following non-employee directors: Nicholas, Viscount Bearsted and Vincent S. Pino. In 2004, the Compensation Committee consisted of John Fogelin and Vincent Pino. Nicholas, Viscount Bearsted was appointed to the Compensation Committee in April 2005, following Mr. Fogelin’s resignation in December 2004.

Equity Compensation Plan Information

     The following table presents information about our common stock that may be issued upon the exercise of options under all our existing equity compensation plans as of December 31, 2004. Each of these plans have been approved by our shareholders.

			(c) Number of securities
			remaining available for
			issuance under equity
	(a) Number of securities to	(b) Weighted-average	compensation plans
	be issued upon exercise of	exercise price of	(excluding securities
Plan Category	outstanding options	outstanding options	reflected in column (a)
Equity compensation plans approved by security holders	4,461,074	$1.59	1,772,147
Equity compensation plans not approved by security holders	—	—	—
Total	4,461,074	$1.59	1,772,147

     Please refer to footnote 3 in the notes to consolidated financial statements included in this annual report on Form 10-K for a description of our equity compensation plans.

Item 12—Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information, as of April 22, 2005, with respect to the beneficial ownership of Insignia’s ordinary shares by (i) each shareholder known by Insignia (based on filings with the Securities and Exchange Commission) to be the beneficial owner of more than 5% of Insignia’s ordinary shares, (ii) each director, (iii) each named executive officer, and (iv) all directors and executive officers as a group. The number of shares outstanding on April 22, 2005 was 42,372,199 shares. The address for each of the directors and officers of Insignia is: c/o Insignia Solutions plc, Apollo House, the Mercury Centre, Wycombe Lane, Wooburn Green, High Wycombe, Buckinghamshire, HP10 0HH, United Kingdom.

	Amount and Nature
	of Beneficial
Name of Beneficial Owner	Ownership**	Percent of Class
Fusion Capital Fund II LLC (1)
222 Merchandise Mart Plaza, Suite 9-112
Chicago, IL 60654	3,838,440	9.8%
Nicholas, Viscount Bearsted(2)	846,696	2.0%
Mark E. McMillan(3)	787,145	1.8%
Vincent S. Pino(4)	730,999	1.7%
Richard M. Noling(5)	663,098	1.5%
David G. Frodsham(6)	148,650	*
Peter Bernard (7)	90,313	*
Robert E. Collins (8)	102,083	*
Paul Edmonds (9)	46,355	*
All directors and executive officers as group (8 persons)(10)	3,415,339	7.8%

*	Less than 1%

**	Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares subject to options that are currently exercisable or exercisable within 60 days of April 22, 2005 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(1)	Does not include 4,000,000 shares issuable on exercise of warrants held by Fusion Capital Fund II, LLC, which shares are not exercisable if Fusion Capital, together with its affiliates, would own more than 9.9% of our shares outstanding at the time of exercise. Steven G. Martin and Joshua B. Scheinfeld, the principals of Fusion Capital, are deemed to be beneficial owners of all of the shares owned by Fusion Capital. Messrs. Martin and Scheinfeld have shared voting and disposition power over the shares held by Fusion Capital.

(2)	Includes 209,750 shares subject to options that were exercisable within 60 days of April 22, 2005.

(3)	Includes 680,333 shares subject to options that were exercisable within 60 days of April 22, 2005.

(4)	Includes 104,126 shares subject to options that were exercisable within 60 days of April 22, 2005.

(5)	Includes 649,100 shares subject to options that were exercisable within 60 days of April 22, 2005.

(6)	Includes 107,250 shares subject to options that were exercisable within 60 days of April 22, 2005.

(7)	Includes 104,126 shares subject to options that were exercisable within 60 days of April 22, 2005. Mr. Bernard resigned on March 15, 2005.

(8)	Represents shares subject to options that were exercisable within 60 days of April 22, 2005. Mr. Collins resigned on April 20, 2005.

(9)	Represents shares subject to options that were exercisable within 60 days of April 22, 2005. Mr. Edmonds resigned on April 22, 2005.

(10)	Represents the shares indicated as included in footnotes (2) through (9).

Item 13—Related Party Transactions

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

     In addition to the shares purchased by Fusion Capital under the 2002 Fusion Capital securities subscription agreement, we also issued warrants to purchase an aggregate of 2,000,000 shares to Fusion Capital, with a per share exercise price of the United States dollar equivalent of 20.5 pence. Upon Fusion’s exercise of the warrants in 2003, we issued Fusion Capital 2,000,000 ADSs for a total of $668,000, net of issuance costs.

     During January 2005, we sold 299,007 shares for $200,000 under the 2002 Fusion Capital agreement. On February 9, 2005, Insignia sold to Fusion Capital 3,220,801 ADSs at a purchase price of $0.40 per share, resulting in proceeds of approximately $1.3 million. These shares were issued to Fusion Capital in a private placemen Insignia intends to file as soon as practicable (and within 30 days of Fusion Capital’s request) a registration statement on Form S-3 in order to register the resale of these shares.

          On February 9, 2005, Insignia and Fusion Capital entered into a mutual termination agreement pursuant to which the 2002 Fusion Capital securities subscription agreement was terminated. As a result of this termination, the 2,000,000 shares issued on exercise of the warrants (described above) may be resold by Fusion Capital under the Company’s existing S-1 registration statement.

          On February 10, 2005, Insignia entered into a new securities subscription agreement with Fusion Capital to sell up to $12 million in ADSs, representing ordinary shares, to Fusion Capital over a period of 30 months (subject to daily maximum purchase amounts) (the “2005 Fusion Capital securities subscription agreement”). The shares will be priced based on a market-based formula at the time of purchase. The commencement of funding under the 2005 Fusion Capital securities subscription agreement is subject to certain conditions, including the declaration of effectiveness by the Securities and Exchange Commission of the registration statement covering the ADSs to be purchased by Fusion Capital under the 2005 Fusion Capital securities subscription agreement. Under the rules and regulations of the Nasdaq SmallCap Market, the Company would be required to obtain shareholder approval to sell more than 19.99% of the issued and outstanding shares as of February 9, 2005 under this agreement.

     On March 16, 2005, we closed our acquisition of mi4e Device Management AB (“mi4e”), a private company headquartered in Stockholm, Sweden. The consideration paid in the transaction was 2,969,692 American depositary shares (ADSs) representing ordinary shares and another 989,896 ADSs will be issuable on March 31, 2006, subject to potential offset for breach of representations, warranties and covenants. In addition, up to a maximum of 700,000 euros is payable in a potential earn out based on a percentage of future revenue collected from sales of existing mi4e products. Anders Furehed, our senior vice president of European operations, was a 50% shareholder of mi4e and thus received 1,484,846 ADSs on the closing of the acquisition.

Item 14—Principal Accountant Fees and Services

          The aggregate fees billed by Burr, Pilger & Mayer LLP and their respective affiliates (collectively, “BPM”), our current independent accountants, and PricewaterhouseCoopers LLP, and their respective affiliates (collectively, “PWC”), our former independent accountants, for professional services rendered for fiscal 2004 and 2003 are as follows:

	Total	Audit Fees	Tax Fees	All Other Fees
2004
BPM	$179,993	$125,955	$43,647	$10,391
PWC	—	—	—	—

Total fees billed 2004	$179,993	$125,955	$43,647	$10,391

2003
BPM	$22,015	$16,115	$0	$5,900	(a)
PWC	238,488	168,379	70,108	0
Total fees billed 2003	$260,028	$184,019	$70,108	$5,900

(a)	relates to filings on Form 8-K.

          Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the audit and non-audit services pre-approved in the fourth quarter 2003 by our Audit Committee to be performed by BPM, our external auditor. Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee, other than de minimum non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

Item 15—Exhibits

Exhibit
Number	Exhibit Title
31.1	Section 302 certification of Chief Executive Officer and and Principal Financial and Accounting Officer

32.1	Section 906 certification of Mark E. McMillan, Chief Executive Officer and Principal Financial and Accounting Officer

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2005.

INSIGNIA SOLUTIONS PLC
By:	/s/ MARK E. MCMILLAN
Mark E. McMillan
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ MARK E. MCMILLAN Mark E. McMillan	Chief Executive Officer, President, Secretary and a Director (Principal Executive Officer, Principal Financial and Accounting Officer and Director)	May 2, 2005

Additional Directors:

/s/ NICHOLAS, VISCOUNT BEARSTED *	Director	May 2, 2005

Nicholas, Viscount Bearsted

/s/ VINCENT S. PINO *	Director	May 2, 2005

Vincent S. Pino

/s/ DAVID G. FRODSHAM *	Director	May 2, 2005

David G. Frodsham

/s/ RICHARD M. NOLING *	Director	May 2, 2005

Richard M. Noling

*	By Mark E. McMillan, Power of Attorney

Exhibit Index

Exhibit
Number	Exhibit Title
31.1	Section 302 certification of Mark E. McMillan, Chief Executive Officer, Principal Financial and Accounting Officer

32.1	Section 906 certification of Mark E. McMillan, Chief Executive Officer, Principal Financial and Accounting Officer