Form 10QSB
period 2005-03-31
INSIGNIA SOLUTIONS PLC
filed 2005-05-16
CIK 1002390

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or,

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
Yes ☐ No ☑

As of April 22, 2005, there were 42,372,199 ordinary shares of £0.20 each nominal value, outstanding.

INSIGNIA SOLUTIONS PLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, amounts in thousands, except share amounts)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$882	$902
Restricted cash	50	50
Accounts receivable, net of allowances of $175 and $0, respectively	669	175
Other receivables	103	241
Tax receivable	133	322
Prepaid expenses	330	456

Total current assets	2,167	2,146

Property and equipment, net	150	140
Intangible assets, net	2,387	—
Goodwill	509	—
Investment in affiliate	50	68
Other noncurrent assets	232	233

	$5,495	$2,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued payable	$470	$241
Accrued liabilities	1,070	995
Income tax payable	63	—
Notes payable	104	—
Deferred revenue	148	10

Total current liabilities	1,855	1,246

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred shares, £0.20 par value: 3,000,000 shares authorized; no shares issued	—	—
Ordinary shares, £0.20 par value: 75,000,000 shares authorized; 42,372,199 shares and 35,722,205 shares issued and outstanding in 2005 and 2004, respectively	14,451	11,939
Additional paid-in capital	65,448	64,459
Ordinary share subscription	687	—
Accumulated deficit	(76,485)	(74,596)
Other accumulated comprehensive loss	(461)	(461)

Total shareholders’ equity	3,640	1,341

	$5,495	$2,587

The accompanying notes are an integral part of these condensed consolidated financial statements

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, amounts in thousands, except per share amounts)

	Three months ended
	March 31,
	2005	2004
Net revenues:
License	$417	$316
Service	45	3

Total net revenues	462	319

Expenses:
Cost of net revenues	5	23
Sales and marketing	662	816
Research and development	824	811
General and administrative	794	591

Total operating expenses	2,285	2,241

Operating loss	(1,823)	(1,922)

Interest income (expense), net	1	(1)
Other income (expense), net	(31)	(13)

Loss before income taxes	(1,853)	(1,936)

Provision for (benefit from) income taxes	36	(26)

Net loss	$(1,889)	$(1,910)

Basic and diluted net loss per share	$(0.05)	$(0.07)

Weighted average shares and share equivalents:
Basic and diluted	39,490	28,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, amounts in thousands)

	Three months ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,889)	$(1,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25	26
Amortization of intangible assets	13	—
Allowance for doubtful accounts	175	—
Non-cash charge for warrant issuance	—	349
Equity in net loss of affiliate	18	—
Net changes in assets and liabilities:
Accounts receivable	(499)	(150)
Other receivables	146	(1,010)
Tax receivable	189	(45)
Prepaid royalties	—	2,185
Prepaid expenses	140	27
Other noncurrent assets	1	(7)
Accounts payable	148	(148)
Accrued liabilities	(264)	(244)
Deferred revenue	24	(840)
Income taxes	34	—

Net cash used in operating activities	(1,739)	(1,767)

Cash flows from investing activities:
Investment in affiliate	—	(75)
Acquisition of Mi4e, net of cash acquired	301	—
Purchases of property and equipment	(10)	(21)

Net cash provided (used) by investing activities	291	(96)

Cash flows from financing activities:
Proceeds from issuance of shares, net	1,361	1,604
Proceeds from exercise of warrants	—	389
Proceeds from exercise of stock options and employee stock purchases	67	497

Net cash provided by financing activities	1,428	2,490

Net increase (decrease) in cash and cash equivalents	(20)	627
Cash and cash equivalents at beginning of the period	902	2,212

Cash and cash equivalents at end of the period	$882	$2,839

Non-cash issuance of shares for acquired business	$2,760	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Insignia Solutions plc (“Insignia”, “us”, “our”, “we” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-QSB. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements and notes should be read in conjunction with Insignia’s audited consolidated financial statements for the year ended December 31, 2004 and footnotes thereto, included in Insignia’s Annual Report on Form 10-K.

During the past 24 months, we have incurred an aggregate loss from operations and negative operating cash flows of $13,946,000 and $11,795,000, respectively. On April 19, 2005, we received a Nasdaq Staff Determination indicating that the Company was not, at December 31, 2004, in compliance with the Nasdaq rule that requires us to have a minimum of $2.5 million in shareholders’ equity. We are, therefore, subject to delisting from the Nasdaq SmallCap Market. We have requested and have been granted a hearing on May 19, 2005 before a Nasdaq Listing Qualifications Panel to appeal the Staff Determination. The delisting has been stayed pending the Panel’s decision. At December 31, 2004, our shareholders’ equity was $1,341,000. Although as of March 31, 2005, our shareholders’ equity was $3,640,000, there is no assurance the Panel will grant the Company’s appeal for continued listing.

As part of our strategy for ongoing funding and compliance with Nasdaq listing requirements, we have entered into a securities subscription agreement with Fusion Capital Fund II, LLC (“Fusion”). Under this securities subscription agreement, Fusion has agreed to purchase on each trading day after the commencement of funding, $20,000 of our American Depository Shares (“ADSs”), for an aggregate of up to $12 million over a 30-month period, subject to earlier termination at our discretion. The commencement of funding under the securities subscription agreement is subject to certain conditions, including the declaration of effectiveness by the Securities and Exchange Commission of a registration statement covering the sale of the ADSs issued to Fusion under the securities subscription agreement. There can be no assurance as to whether, or when, these conditions will be satisfied. Any delay in the commencement of funding under the 2005 Fusion Capital securities subscription agreement could jeopardize Insignia’s business.

By instituting cost cutting measures, increasing revenue streams, collecting current outstanding receivables and accessing the subscription agreement, we believe we will be able to meet our operating and capital requirements through the end of 2005.

Under the rules and regulations of the Nasdaq SmallCap Market, the Company would be required to obtain shareholder approval to sell more than 19.99% of the issued and outstanding shares as of February 9, 2005 under this agreement. We have called a shareholders’ meeting on May 24, 2005 in order to seek such approval, pursuant to a definitive proxy statement that we filed on May 3, 2005. However, there can be no assurance that our shareholders will approve the subscription agreement.

The failure to raise additional funds, if needed, on a timely basis and on sufficiently favorable terms could have a material adverse effect on our business, operating results and financial condition. Insignia’s liquidity may also be adversely affected in the future by factors such as an increase in interest rates, inability to borrow without collateral, availability of capital financing and continued operating losses. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We follow accounting principles generally accepted in the United States of America. We conduct our business in U.S. dollars, Euros and British pounds, and since March 16, 2005, also in Swedish Krona. All amounts included in the financial statements and in the notes herein are in U.S. dollars unless designated “£’’, in which case they are in British pounds.

Note 2. Net loss per share

Net loss per share is presented on a basic and diluted basis, and is computed by dividing our net loss by the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of warrants and stock options that have a dilutive effect (using the treasury stock method). Under the basic method of calculating net loss per share, ordinary equivalent shares are excluded from the computation. Under the diluted method of calculating net loss per share, ordinary equivalent shares are excluded from the computation only if their effect is anti-dilutive, due to our net loss.

Calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended
	March 31,
	2005	2004
Numerator – basic and diluted:
Net loss	$(1,889)	$(1,910)

Denominator calculation of basic net loss per share:
Weighted average number of ordinary shares outstanding	39,490	28,616

Basic net loss per share	$(0.05)	$(0.07)

Denominator calculation of diluted net loss per share:
Weighted average number of ordinary shares outstanding	39,490	28,616
Dilutive ordinary equivalent shares	—	—

Weighted average number of ordinary shares outstanding	39,490	28,616

Diluted net loss per share	$(0.05)	$(0.07)

The following number of options and warrants have not been included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive:

	Three months ended
	March 31,
	2005	2004
Options	4,319,724	4,299,737

Warrants	6,130,911	1,143,844

Note 3. Stock based compensation

Insignia accounts for stock based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for

Stock-Based Compensation, Transition and Disclosure – an Amendment of FASB Statement No.123”. The following table illustrates the effect on our net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No.123 (“SFAS 123”), “Accounting for Stock Based Compensation” to stock based compensation.

	Three months ended
	March 31,
	2005	2004
Net loss-as reported	$(1,889)	$(1,910)
Less stock based compensation expense determined under fair value based method	(83)	(174)

Net loss — pro forma	$(1,972)	$(2,084)

Basic and diluted net loss per share — as reported	$(0.05)	$(0.07)
Basic and diluted net loss per share — pro forma	$(0.05)	$(0.07)

In accordance with the disclosure provisions of SFAS No. 123, the fair value of employee stock options granted during the three months ended March 31, 2005 and 2004 was estimated at the date of grant using the Black-Scholes model and the following weighted average assumptions:

	Three months ended March 31,
	2005	2004
Stock Options:
Volatility range	104-276%	143-198%
Risk-free interest rate range	3.9%	1.1-3.0%
Dividend yield	0%	0%
Expected life (years)	4	4

Employee Stock Purchase Plan:
Volatility range	84%	198%
Risk-free interest rate range	2.9%	1.1%
Dividend yield	0%	0%
Expected life (years)	0.5	0.5

Note 4. New accounting pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), a revision to SFAS 123. SFAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under our 1995 Incentive Stock Option Plan (“Purchase Plan”), stock options, restricted stock, restricted stock units and stock appreciation rights. SFAS 123R will require Insignia to record compensation expense for SBP awards based on the fair value of the SBP awards. Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of the Company’s ordinary shares. Stock options, stock appreciation rights and shares issued under the Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes model (the model that Insignia currently uses for its footnote disclosure). SFAS 123R is effective for annual periods beginning after June 15, 2005 and, accordingly, Insignia must adopt the new accounting provisions effective January 1, 2006. The Company will adopt the provisions of SFAS 123R using a modified prospective application. Under a modified prospective application, SFAS 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. Insignia is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing share-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its consolidated financial statements.

Note 5. Mi4e Acquisition

On March 16, 2005, we acquired 100% of Mi4e Device Management AB (“Mi4e”), a private company headquartered in Stockholm, Sweden. The consideration paid in the transaction was 2,969,692 American depositary shares (“ADSs”) representing ordinary shares, and another 989,896 ADSs issuable on March 31, 2006, subject to potential offset for breach of representations, warranties and covenants. In addition, up to a maximum of 700,000 Euros is payable in a potential earn-out based on a percentage of future revenue collected from sales of existing Mi4e products. Mi4e develops, markets and supports software technologies that enable mobile operators and phone manufacturers to update firmware of mobile devices using standards over-the-air data networks. Its main product is a Device Management Server (“DMS”) and is a mobile device management infrastructure solution for mobile operators that support the Open Mobile Alliance “OMA” Client Provisioning Specification.

The initial purchase price of approximately $3.0 million consisted of 3,959,588 ordinary shares with a value of approximately $2,760,000 and acquisition costs of approximately $247,000. The fair value of Insignia’s ordinary shares was determined using an average value of $0.6943 per share, which was the average closing price of Insignia’s ordinary shares three days before and after the measurement date of February 10, 2005. The shares issuable in March 2006 have been recorded as an ordinary share subscription on the condensed consolidated balance sheet. In addition, up to a maximum of 700,000 Euros is payable in a potential earn-out based on a percentage of future revenue collected from sales of existing Mi4e products. Any earn-out amounts paid by Insignia to Mi4e’s shareholders will be recorded as additional purchase price and an increase to goodwill. Insignia allocated the initial purchase price to the tangible net assets and intangible assets acquired and liabilities assumed, based on their estimated fair values. Under the purchase method of accounting, the initial purchase price does not include the contingent earn-out amount described above. By integrating the Mi4e capabilities with existing Insignia applications, the Company will be able to deliver comprehensive solutions across multiple generations of technology and therefore resolve firmware update and compatibility issues for current and future users who require over-the-air repair.

     The preliminary estimated initial purchase price is allocated as follows (in thousands):

Allocation of Purchase Price:
Tangible assets acquired	$518
Liabilities assumed	(420)
Goodwill(a)	509
Customer relationships(b)	900
Technology (c)	1,500

Total purchase price	$3,007

(a)	Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed.

(b)	Customer relationships will be amortized over 10 years, the period of time Insignia estimates it will benefit from the acquired customer relationships.

(c)	Technology will be amortized over 5 years, the period of time Insignia estimates it will benefit from the technology acquired.

In performing the purchase price allocation of acquired intangible assets, Insignia considered its intention for future use of the assets, analysis of historical financial performance and estimates of future performance of Mi4e’s products, among other factors. Insignia determined the fair values of the above intangible technology assets using the “residual income” method, and for the customer relationships the “income approach” method was used.

The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired and liabilities assumed of $509,000 was assigned to goodwill. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets ” (“SFAS 142”), goodwill will not be amortized but will be tested for impairment at least annually. This amount is not deductible for tax purposes.

The following table presents unaudited summarized combined results of operations of Insignia and Mi4e, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented after giving effect to certain purchase accounting adjustments. The operating results of Mi4e have been included in Insignia’s condensed consolidated financial statements from March 16, 2005, the date of acquisition. The following unaudited pro forma amounts are in thousands, except the per share amounts:

	Three months ended
	March 31, 2005
	2005	2004
Net revenues	$675	$448
Net loss	$(2,050)	$(2,077)
Net loss per share — Basic and diluted	$(0.05)	$(0.07)

The above unaudited pro forma summarized results of operations are intended for informational purposes only and, in the opinion of management, are neither indicative of the results of operations of Insignia had the acquisition actually taken place as of the beginning of the periods presented, nor indicative of Insignia’s future results of operations. In addition, the above unaudited pro forma summarized results of operations do not include potential cost savings from operating efficiencies or synergies that may result from Insignia’s acquisition of Mi4e.

Note 6. Commitments and Contingencies

Guarantee Agreements

Insignia indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however we do have a Director and Officer Insurance Policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the fair value of these indemnification agreements is minimal.

In our sales agreements, we typically agree to indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification provisions are generally perpetual any time after the execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date we have not paid any amounts to settle claims or defend lawsuits.

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

Note 7. Segment reporting and long-lived assets

Insignia operates in a single industry segment, providing software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks. In the first quarter of 2004, revenues received from sales of SSP products and from esmertec (with regard to our percentage of the revenue share program from sales of the Jeode product line) accounted for 71% and 29% of revenues, respectively. In the first quarter of 2004, one United States customer, Insignia Asia and esmertec accounted for 47%, 24% and 22% of total revenues, respectively. In the first quarter of 2005, one French company accounted for 48% of total revenues, one Israeli company accounted for 28% of total revenues and one Spanish company accounted for 22% of total revenues. No other customers accounted for 10% or more of Insignia’s total revenues during the first quarter of 2005 or 2004. Sales to customers outside the United States, derived mainly from customers in Europe, the

Middle East and Asia, represented approximately 100% of total revenues in the three months ended March 31, 2005, and 47% of total revenues in the three months ended March 31, 2004. Revenue is attributed to countries based on customer location.

The majority of our long-lived assets are located outside the United States, principally in Sweden. All of our net intangible assets ($2,387,000), goodwill ($509,000), investment in affiliate ($50,000) and other non-current assets ($232,000) are located outside the United States. $55,000 of our net fixed assets ($150,000) are located outside the United States. At December 31, 2004, substantially all of our long-lived assets were located in the United States.

Note 8. Equity transactions and warrants

     On October 17, 2002, we entered into a securities subscription agreement with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital agreed to purchase, on each trading day following the effectiveness of a registration statement covering the American Depository Shares (“ADSs”) to be purchased by Fusion Capital, $10,000 of our ADSs up to an aggregate of $6 million over a period of 30 months. The purchase price of the ADSs was based on a formula based on the market price at the time of each purchase. During January 2005, we sold 299,007 shares under the 2002 Fusion Capital agreement, for aggregate proceeds of $200,000, net of transaction costs. In 2004, we sold 3,100,060 shares to Fusion Capital for aggregate proceeds of $1.5 million, net of transaction costs, under the 2002 Fusion Capital securities subscription agreement. During 2003, we issued and sold to Fusion Capital 3,380,132 shares resulting in proceeds of $1.9 million, net of transaction costs, under the 2002 Fusion Capital securities subscription agreement. On February 9, 2005, Insignia and Fusion Capital entered into a mutual termination agreement pursuant to which their 2002 Fusion Capital securities subscription agreement was terminated. On February 9, 2005, we sold to Fusion Capital 3,220,801 ADSs at a purchase price of $0.40 per share, resulting in proceeds of approximately $1.3 million. These shares were issued to Fusion Capital in a private placement. Insignia intends to file as soon as practicable a registration statement on Form S-3 in order to register the resale of these shares.

     In addition to the shares purchased by Fusion Capital under the 2002 Fusion Capital securities subscription agreement, we also issued warrants to purchase an aggregate of 2,000,000 shares to Fusion Capital, with a per share exercise price of the United States dollar equivalent of 20.5 pence. As of December 31, 2002, the estimated value of the warrants, using the Black-Scholes model was $544,000. Upon Fusion’s exercise of the warrants in 2003, we issued Fusion Capital 2,000,000 ADSs for a total of $668,000, net of issuance costs.

     On February 10, 2005, Insignia entered into a new securities subscription agreement with Fusion Capital to sell up to $12 million in ADSs, representing ordinary shares, to Fusion Capital over a period of 30 months (subject to a daily maximum purchase amounts) (the “2005 Fusion Capital securities subscription agreement”). The shares will be priced based on a market-based formula at the time of purchase. Under this securities subscription agreement we issued warrants to purchase 4,000,000 ADSs as a commitment fee to Fusion Capital. This agreement with Fusion Capital does not constitute an offer to sell securities. The commencement of funding under the 2005 Fusion Capital securities subscription agreement is subject to certain conditions, including the declaration of effectiveness by the Securities and Exchange Commission of the registration statement covering the ADSs to be purchased by Fusion Capital under the 2005 Fusion Capital securities subscription agreement. Under the rules and regulations of the Nasdaq SmallCap Market, the Company is required to obtain shareholder approval to sell more than 19.99% of the issued and outstanding shares as of February 9, 2005 under this agreement. Insignia currently expects that commencement of funding under the 2005 Fusion Capital securities subscription agreement will begin during the second quarter of 2005, however the timing and certainty of the commencement of funding under the 2005 Fusion Capital securities subscription agreement are not within Insignia’s control. Any delay in the commencement of funding under the 2005 Fusion Capital securities subscription agreement could jeopardize Insignia’s business.

     On March 16, 2005, we acquired Mi4e. The consideration paid in the transaction was 2,969,692 ADSs representing ordinary shares and another 989,896 ADSs issuable on March 31, 2006, subject to potential offset for breach of representations, warranties and covenants. The shares issuable in March 2006 have been recorded as an ordinary share subscription on the condensed consolidated balance sheet.

The following table summarizes the warrant activity during the three months ended March 31, 2005.

	Warrants outstanding and	Warrants outstanding
	exercisable	exercise price
Balance, December 31, 2004	2,130,911	$1.03 - $5.00
Granted	4,000,000	0.40 - $0.60	(1)
Exercised	—	—

Balance, March 31, 2005	6,130,911	$0.40 - $5.00	(1)

(1)	2,000,000 of the warrants are exercisable at £0.205 ($0.40) and 2,000,000 of the warrants are exercisable at the greater of £0.205 or $0.60.

Note 9. Related party transactions

     On March 16, 2005, we closed our acquisition of Mi4e. The consideration paid in the transaction was 2,969,692 ADSs representing ordinary shares and another 989,896 ADSs issuable on March 31, 2006, subject to potential offset for breach of representations, warranties and covenants. In addition up to a maximum of 700,000 Euros is payable in a potential earn-out based on a percentage of future revenue collected from sales of existing Mi4e products. Anders Furehed, our senior vice president of European operations, was an indirect 50% shareholder of Mi4e and thus received 1,484,846 ADSs on the closing of the acquisition.

Note 10. Notes payable

     With the March 16, 2005 acquisition of Mi4e, Insignia assumed two notes payable. The largest note is from ALMI Foretagspartner (“ALMI”) and is referred to as a “regional development loan”. The total loan amount is SEK 700,000 or approximately $100,000. This note is to be repaid within 42 months. The interest rate on this note is 9.5% per annum. As of March 31, 2005, the outstanding balance of the ALMI note was approximately SEK 530,000 or $77,000.

     In addition to the ALMI note payable, there is a note payable from Smandinaviska Enskilda Banken (“SEB”). The total note amount is SEK 400,000 or approximately $57,000. The interest rate on the SEB note is approximately 8% per annum. As of March 31, 2005, the outstanding balance was SEK 192,000 or approximately $27,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this Form 10-QSB and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Insignia’s Form 10-K for the year ended December 31, 2004 (the “Form 10-K”) filed with the Securities and Exchange Commission.

This Form 10-QSB contains forward-looking statements. Words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions are used to identify forward-looking statements. These forward-looking statements concern matters which include, but are not limited to, the revenue model and market for our products, its features, benefits and advantages of our international operations and sales, gross margins, spending levels, the availability of licenses to third-party proprietary rights, business and sales strategies, matters relating to proprietary rights, competition, exchange rate fluctuations and our liquidity and capital needs. These and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: the demand for our products; their performance and functionality; our ability to deliver products on time, and market acceptance of new products or upgrades of existing products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; product life cycles; quality control of products sold; competitive conditions in the industry; economic conditions generally or in various geographic areas; and the other risks listed from time to time in the reports that we file with the U.S. Securities and Exchange Commission. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three-month periods ended March 31, 2005 and 2004.

	Three months ended
	March 31,
	2005	2004
Net revenues:
License	90.3%	99.1%
Service	9.7%	0.9%

Total net revenues	100.0%	100%

Expenses:
Cost of revenues	1.1%	7.2%
Sales and marketing	143.3%	255.8%
Research and development	178.3%	254.2%
General and administrative	171.9%	185.3%

Total operating expenses	494.6%	702.5%

Operating loss	(394.6)%	(602.5)%

Interest income (expense), net	0.2%	(0.3)%
Other income (expense), net	(6.7)%	(4.1)%

Loss before income taxes	(401.1)%	(606.9)%

Provision for (benefit from) income taxes	7.8%	(8.2)%

Net loss	(408.9)%	(598.7)%

Overview

          We commenced operations in 1986, and currently develop, market and support software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks. Before 2003, our principal product line was the Jeode™ platform, based on our Embedded Virtual Machine (“EVM”™) technology.

          During 2001, we began development of a range of products (“Secure System Provisioning” or “SSP” products) for the mobile phone and wireless operator industry. These SSP products build on our position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and allow wireless operators and phone manufacturers to reduce customer care and software recall costs as well as increase subscriber revenue by deploying new mobile services based on dynamically provisional capabilities. With the sale of our JVM product line in April 2003, our sole product line until March 2005 consisted of our SSP product. We shipped our first SSP product in December 2003.

          On March 16, 2005, we closed our acquisition of Mi4e Device Management AB (“Mi4e”), a private company headquartered in Stockholm, Sweden. The consideration paid in the transaction was 2,969,692 American depositary shares (ADSs) representing ordinary shares, and another 989,896 ADSs issuable on March 31, 2006, subject to potential offset for breach of representations, warranties and covenants. In addition, up to a maximum of 700,000 Euros is payable in a potential earn-out based on a percentage of future revenue collected from sales of existing Mi4e products. Mi4e develops, markets and supports software technologies that enable mobile operators and phone manufacturers to update firmware of mobile devices using standards over-the-air data networks. Its main product is a Device Management Server (“DMS”) and is a mobile device management infrastructure solution for mobile operators that support the Open Mobile Alliance “OMA” Client Provisioning Specification. DMS was first deployed at Telstra in Australia in 2000 and has since been deployed at more than ten carriers around the world.

          Our operations outside of the United States are primarily in the United Kingdom (“U.K.”) and Sweden, where part of our research and development operations and our European sales activities are located. We sell our products directly to operators, to distributors and OEMs. Our revenues from customers outside the United States are derived primarily from Europe and Asia and are generally affected by the same factors as our revenues from customers in the United States. The operating expenses of our operations outside the United States are mostly incurred in Europe and relate to our research and development and European sales activities. Such expenses consist primarily of ongoing fixed costs and consequently do not fluctuate in direct proportion to revenues. Our revenues and expenses outside the United States can fluctuate from period to period based on movements in currency exchange rates. Historically, movements in currency exchange rates have not had a material effect on our revenues and expenses.

          We operate with the U.S. dollar as our functional currency, with a majority of revenues and operating expenses denominated in Euros, U.S. dollars, British pounds sterling and Swedish Krona. Exchange rate fluctuations against the dollar can cause U.K. and Swedish expenses, which are translated into dollars for financial statement reporting purposes, to vary from period-to-period.

The Current Economic Environment

          The economic climate in which we operate has been difficult over recent years, and information technology (“IT”) spending has decreased dramatically. This has had an effect on our ability to generate new license fees, as expenditures like those required to purchase some of our products have been quite limited. We cannot provide any assurance that these pressures on IT spending will ease, or that the general economic climate will improve. Continued competitive pressure and a weak economy could have a continuing pronounced effect on our operating results. We have undertaken a variety of cost reduction measures designed to bring our operating expenses in line with our perceptions of the business climate, including workforce reductions.

Critical accounting policies and estimates

          The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. These estimates affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. By their nature, these judgments are subject to an inherent degree of uncertainty. The most significant estimates and assumptions relate to revenue recognition, and the adequacy of allowances for doubtful accounts. Actual amounts could differ from these estimates.

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

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, recognition occurs upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

We recognize revenue for maintenance and hosting services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we will generally recognize revenue as these services are performed. However, at the time of entering into a transaction, we will assess whether or not any services included within the arrangement require us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on our estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

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

The preparation of financial statements requires us to make estimates of the uncollectibility of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Results of Operations

Revenues

	Three months ended
	March 31,
	2005	2004
	(in thousands)
License revenue	$417	$316
Service revenue	45	3

Total net revenue	$462	$319

The SSP product line, which we launched in 2003, was expanded by our introduction of additional products in March 2005. These products include Device Management Server (DMS) and Open Management Client (OMC). The DMS product was developed by Insignia and the OMC was acquired through the acquisition of Mi4E in March 2005. In the first quarter of 2004, revenue from the SSP product line was derived from a combination of sources including (1) initial licensing fees, (2) transactional occurrence fees, (3) support and maintenance fees and (4) engineering service fees. In the first quarter of 2005 the revenue from SSP, DMS and OMC included (1) initial licensing fees, (2) transactional occurrence fees, (3) support and maintenance fees, (4) trials and installations, (5) hosting services and (6) engineering service and set up fees.

The 45% increase in total revenues from the first quarter of 2004 to the first quarter of 2005 was primarily due to increased license revenues. License revenue and service revenue accounted for 90% and 10%, respectively, of total revenues in the first quarter of 2005. In the first quarter of 2004, license revenue and service revenue accounted for 99% and 1% respectively.

The increase in license revenues from the first quarter of 2004 to the first quarter of 2005 was primarily due to increased revenues from our SSP, DMS and OMC products. The SSP, DMS and OMC products made up 43%, 29% and 28%, respectively, of license revenues in the first quarter of 2005. In the first quarter of 2004, the SSP and Jeode product lines made up 71% and 29% of total license revenues respectively.

The increase in service revenue from the first quarter of 2004 to the first quarter of 2005 was primarily due to the increase in agreements for set up, hosting, and support and maintenance services for the DMS and SSP products.

Sales to distributors represented approximately 100% of total revenues in the three months ended March 31, 2005 and 93% of total revenues in the three months ended March 31, 2004. 7% of total revenues in the three months ended March 31, 2004 were to OEMs.

Sales to customers outside the United States, derived mainly from customers in Europe, the Middle East and Asia, represented approximately 100% of total revenues in the three months ended March 31, 2005 and 47% of total revenues in the three months ended March 31, 2004.

Expenses

	Three months ended
	March 31,
	2005	2004
	(in thousands, except percentages)
Sales and marketing	$662	$816
Percentage of total revenues	143%	256%

Research and development	$824	$811
Percentage of total revenues	178%	254%

General and administrative	$794	$591
Percentage of total revenues	172%	185%

Sales and marketing expenses consist primarily of personnel and related overhead costs, salespersons commissions, advertising and promotional expenses and expenses relating to trade shows. Sales and marketing expenses decreased by 19% in the quarter ended March 31, 2005 from the quarter ended March 31, 2004. The decrease was primarily due to a non-cash charge of $349,000 in the first quarter of 2004, for warrants issued to outside partners supporting the Company’s SSP product launch. This decrease was offset in part by a $110,000 increase in expenses related to fees for outside sales consultants as well as a $32,000 increase in discretionary marketing. There was an increase of $30,000 relating to sales and marketing salaries and related employee expenses. In addition, there was a $24,000 increase in sales and marketing travel. In the future we anticipate a moderate increase in sales and marketing expenses as we attempt to increase our revenues.

Research and development costs consist primarily of personnel costs, professional consulting and travel expenses. Research and development expenses increased by 2% in the three months ended March 31, 2005 compared to the same period of 2004. In the three months ended March 31, 2005 compared to the same period in 2004, engineering salaries and related personnel expenses increased by $45,000. This increase was offset in part by decreases in personnel recruiting fees of $22,000 and a decrease in engineering consulting costs of $7,000.

General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems, human resources and general management. General and administrative expenses increased by 34% in the three months ended March 31, 2005 compared to the same period of 2004. The increase was due primarily to an increase of $175,000 in the reserve for doubtful accounts for two customers in Asia. There was also a $60,000 increase in professional and consulting services for the period ended March 31, 2005 over the same period of 2004 and an increase in general and administrative salaries and related expenses of $25,000. These increases were offset in part by a $44,000 decrease in recruiting costs as well as a $7,000 decrease in insurance and a $6,000 decrease in general and administrative travel for the period ended March 31, 2005 over the period ended March 31, 2004.

Provision for (benefit from) income taxes	Three months ended
	March 31,
	2005	2004
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$36	$(26)
Effective income tax rate	2%	(1)%

The provision for income taxes for the three months ended March 31, 2005 primarily represents taxes on our earnings in Sweden. Our benefit from income taxes of $26,000 for the three months ended March 31, 2004 primarily represented a refund received from the United Kingdom for research and development claims. We have recorded a full valuation allowance against all deferred tax assets, primarily comprised of net operating losses, on the basis that significant uncertainty exists with respect to their realization.

Liquidity and capital resources

	March 31,
	2005	2004
	(in thousands)
Cash, cash equivalents and restricted cash	$932	$2,859
Working capital	$312	$3,106
Net cash used in operating activities for the three month period	$(1,739)	$(1,767)

Cash has been used for the development and marketing efforts associated with our products. Cash used in operating activities in the first quarter of 2005 totaled $1,739,000 compared to $1,767,000 for the same period in 2004. For the three months ended March 31, 2005, cash used in operating activities resulted primarily from a net loss of $1,889,000, and an increase in accounts receivable of $499,000, partially offset by a decrease in other receivables and prepaid expenses of $475,000 and an increase of accounts payable of $148,000 and deferred revenue of $24,000. In addition accrued liabilities decreased by $264,000.

Cash provided by investing activities for the three months ended March 31, 2005 was $291,000, which consisted of cash received from the purchase of Mi4e of $301,000 less $10,000 for the purchase of fixed assets.

Cash provided by financing activities for the three months ended March 31, 2005 was $1,428,000, resulting from share issuances to Fusion Capital with aggregate proceeds of $1,361,000 and proceeds from exercise of stock options and employee stock purchase plan of $67,000.

Our cash, cash equivalents and restricted cash were $932,000 at March 31, 2005, a decrease of $20,000 from $952,000 at December 31, 2004. At March 31, 2005 and 2004, we had a working capital surplus of $312,000 and $3,106,000, respectively. The principal source of working capital came as a result of the issuance of shares. We have no material commitments for capital expenditures. Our commitments for expenditures consist of building leases in the U.K. and U.S.

     As of March 31, 2005, we had the following contractual cash obligations (including operating lease obligations that were restructured pursuant to the sale of the JVM product line) (in thousands):

Operating
Leases
Year ending December 31, 2005 (April 1, 2005 through December 31, 2005)	$160
2006	122
2007	95
2008	95
2009	95
Thereafter	918

$1,485

As of March 31, 2005, four customers accounted for 85% of our total accounts receivable.

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

On October 18, 2004, we closed two equity financing transactions in which we raised over $2.3 million, net of transaction costs. We closed a private placement financing with certain institutional and other accredited investors pursuant to which we issued and sold 3,208,499 newly issued ADSs and warrants to purchase 802,127 ADSs, for a total purchase price of approximately $1.540 million, or $1.366 million net of transaction costs. The shares were priced at $0.48 per share, and the warrants had an exercise price of $1.06 per share. The warrants may be exercised any time after the date that is six months after the closing of the private placement until the earlier of April 18, 2010 or a change of control of Insignia. We issued warrants to purchase an aggregate of 204,597 ADSs to the two principals of Nash Fitzwilliams Ltd., who served as the private placement agent in the private placement. The warrants issued to Nash Fitzwilliams Ltd.’s principals have the same exercise price and terms as the warrants issued to the investors in the private placement. As part of the transaction, we had agreed to file a resale registration statement on Form S-3 with the Securities and Exchange Commission within 30 days after closing for the purpose of registering the resale of the shares, and the shares underlying the warrants, issued in the private placement.

Two investors in the October 18, 2004 private placement were related parties of Insignia. Mark McMillan, our Chief Executive Officer, invested $25,000 to purchase 52,083 ADSs and warrants to purchase 13,021 additional ADSs. In addition, Vincent Pino, one of our directors, and his immediate family invested $200,000 to purchase 416,667 ADSs and warrants to purchase 104,167 additional ADSs.

Additionally, under a the previously executed securities subscription agreement, we sold to Fusion Capital 2,500,000 shares of newly issued ADSs at a purchase price of $0.40 per share (which quantity and price the parties agreed to under a modification of the agreement), resulting in proceeds of approximately $1.0 million, net of transaction costs. As of October 18, 2004, we had sold $3.152 million of our ADSs (out of a total potential issuance of $6 million under the securities subscription agreement) to Fusion Capital.

On February 9, 2005, Insignia entered into a new securities subscription agreement with Fusion Capital to sell up to $12 million in ADSs, representing ordinary shares, to Fusion Capital over a period of 30 months (subject to daily maximum purchase amounts). The shares will be priced based on a market-based formula at the time of purchase. The closing of the 2005 Fusion Capital securities subscription agreement is subject to certain closing conditions, including the declaration of effectiveness by the Securities and Exchange Commission of a registration statement covering the ADSs to be purchased by Fusion Capital under the 2005 Fusion Capital securities subscription agreement. Insignia currently expects that the 2005 Fusion Capital securities subscription agreement will be closed by the second quarter of 2005, however the timing and certainty of the closing of the 2005 Fusion Capital securities subscription agreement are not within Insignia’s control. Any delay in the closing of the 2005 Fusion Capital securities subscription agreement could jeopardize our business.

Based upon our current forecasts and estimates of targets for revenues and accounts receivable collections and funding from Fusion Capital, our current cash and cash equivalents together with cash generated from on-going operations, we believe that we will have sufficient funds to meet our operating and capital requirements through the end of 2005. If cash currently available from all sources is insufficient to satisfy our liquidity requirements, we may seek additional sources of financing, including selling additional equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain additional financing as and when needed and on acceptable terms, we may be required to reduce the scope of our planned sales, marketing and product development efforts, which could jeopardize our business.

     For the three months ended March 31, 2005 approximately 29% of our total revenues and 48% of our operating expenses were denominated in U.S. dollars. 71% of our revenues were in Euros. 50% of our expenses were in British pound sterling and 2% of our expenses in Swedish Krona. Consequently we are exposed to fluctuations in Euro, British pound sterling and Swedish Krona exchange rates. There can be no assurance that such fluctuations will not have a material effect on our results of operations in the future. We did not enter into any currency option hedge contracts in 2004 or the first quarter of 2005.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), a revision to SFAS 123. SFAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under the 1995 Incentive Stock Option Plan (“Purchase Plan”), stock options, restricted stock, restricted stock units and stock appreciation rights. SFAS 123R will require the Company to record compensation expense for SBP awards based on the fair value of the SBP awards. Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of the Company’s ordinary shares. Stock options, stock appreciation rights and shares issued under the Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes model (the model that Insignia currently uses for its footnote disclosure). SFAS 123R is effective for annual periods beginning after June 15, 2005 and, accordingly, Insignia must adopt the new accounting provisions effective January 1, 2006. The Company will adopt the provisions of SFAS 123R using a modified prospective application. Under a modified prospective application, SFAS 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

Risk Factors

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:

We may need additional financing to sustain our operations, and we may not be able to continue to operate as a going concern.

     We had cash, cash equivalents, and restricted cash of $0.9 million at March 31, 2005. We had recurring net losses of $7.1 million, $4.3 million, and $8.4 million for the years ended December 31, 2004, 2003, and 2002, respectively, and we also had net cash used in operations of $7.6 million, $4.2 million, and $8.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. In the quarter ended March 31, 2005 we had a net loss of $1.9 million and had net cash used in operations of $1.7 million. These conditions raise substantial doubt about our ability to continue as a going concern.

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

     On February 9, 2005, Insignia entered into a new securities subscription agreement with Fusion Capital to sell ADSs, representing ordinary shares having an aggregate purchase price of up to $12.0 million, to Fusion Capital Fund II, LLC over a period of 30 months . The shares will be priced based on a market-based formula at the time of purchase. The commencement of funding under the 2005 Fusion Capital securities subscription agreement is subject to the declaration of effectiveness by the Securities and Exchange Commission of a registration statement covering the ADSs to be purchased by Fusion Capital under the 2005 Fusion Capital securities subscription agreement. Under the rules and regulations of the Nasdaq SmallCap Market, the Company is seeking shareholder approval to sell more than 19.99% of the 39,249,013 issued and outstanding shares as of February 10, 2005 If we do not obtain such shareholder approval, we may only sell 7,845,878 shares (including 4,000,000 shares issuable on exercise of warrants held by Fusion Capital) to Fusion Capital under the 2005 securities subscription agreement. The timing and certainty of such shareholder approval and the effectiveness of this registration statement are not within Insignia’s control. Any delay in the commencement of funding under the 2005 Fusion Capital securities subscription agreement could jeopardize Insignia’s business.

     We only have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $1.00, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital shall not have the right nor be obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.40. Under the laws of England and Wales, we are not permitted to sell our ADSs at a purchase price that is less than the nominal value of our ordinary shares. Currently, the nominal value per ordinary share is £0.20. In addition, Insignia will not effect any issuance of ordinary shares (or have its transfer agent or depository issue any ADSs) on any trading day where the purchase price for any subscriptions would be less than the U.S. dollar equivalent of 102.5% of the then nominal value of the ordinary shares.

     We have a total of 75,000,000 shares authorized for issuance, of which 42,372,199 shares were outstanding as of April 22, 2005, 7,021,007 shares were reserved for issuance upon the exercise of outstanding warrants and options and 989,896 shares were reserved in connection with the Mi4e acquisition. Accordingly, we have a total of 24,616,898 shares available and authorized for issuance in connection with future financing and strategic transactions.

     Because we are registering 20,000,000 shares for sale by Fusion Capital (of which 4,000,000 shares are purchasable on exercise of warrants issued to Fusion Capital), the selling price of our common stock to Fusion Capital will have to average at least $0.75 per share for us to receive the maximum proceeds of $12,000,000.

Assuming an average purchase price of $0.70 per share (the closing sale price of the common stock on May 4, 2005) and the purchase by Fusion Capital of 16,000,000 shares under the 2005 securities subscription agreement, proceeds to us would be $11,200,000, plus approximately $2,000,000 from exercise of warrants. In addition, even if we are able to access the full $12,000,000 under the 2005 securities subscription agreement with Fusion Capital, we may still need additional capital to implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business could be jeopardized.

Our stock could be delisted from Nasdaq.

     The Company received on April 19, 2005 a Nasdaq Staff Determination indicating that the Company was not, at December 31, 2004, in compliance with the stockholders’ equity requirement for continued listing set forth in MarketPlace Rule 4310(c)(2)(B) and that its securities are, therefore, subject to delisting from the Nasdaq SmallCap Market at the opening of business on April 28, 2005. The Company has a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination on May 19, 2005. The delisting is stayed pending the Panel’s decision. MarketPlace Rule 4310(c)(2)(B) requires that the Company have a minimum stockholders’ equity of $2,500,000 for continued listing on the Nasdaq SmallCap Market. At December 31, 2004 the Company’s shareholders’ equity was $1,341,000. Although as of March 31, 2005 the company’s shareholders’ equity exceeded $2,500,000, there is no assurance the Panel will grant the Company’s request for continued listing.

The sale of our shares to Fusion Capital may cause dilution, and the sale of the shares by Fusion Capital could cause the price of our shares to decline.

     The number of shares to be issued to Fusion Capital pursuant to the 2005 securities subscription agreement with Fusion Capital will fluctuate based on the price of our shares. Shares sold to Fusion Capital under the 2005 securities subscription agreement will be freely tradable. Fusion Capital may sell none, some or all of the shares purchased from us at any time. We expect that the shares to be sold to Fusion Capital will be sold over a period of up to 30 months from the effective date of the registration statement filed in connection with the transaction.

     In addition, we are registering for resale an aggregate of 10,534,064 shares sold to other parties in connection with either private placement transactions or acquisitions. Depending upon market liquidity at the time, a sale of such shares at any given time could cause the trading price of our shares to decline. The sale of a substantial number of shares, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have achieved minimal sales of our products to date.

     Our future performance depends upon sales of our SSP, DMS and OMC product lines. We began shipping the SSP product in December 2003 and the OMC product line in October 2004. We have achieved only minimal sales to date, including revenues of only $450,000 relating to sales of the SSP product in 2004. The DMS product line was acquired as part of Mi4e in March 2005 and we thus have limited experience in selling this product. If we are unable to gain the necessary customer traction for our products, our business may be jeopardized.

     Our SSP and OMS products represents the “next-generation” products that enable carriers to repair and update mobile phones “over-the-air” without having their customers send back their handsets to the carrier for repair or update. To the extent that carriers continue to use the current generation of “over-the-air” products, such as those offered by Bitfone, Innopath, Openwave and mFormation, to make repairs and updates and do not believe that the next generation products, such as our SSP product, offer a sufficiently important improvement at a reasonable cost, then we may not achieve our targeted sales and our business could fail. Conversely our newly acquired DMS product represents the current generation of technology.

     In addition, some prospective customers have been reticent to buy our products because of our current financial position. To the extent that prospective customers believe that we are under-capitalized, they may be hesitant to buy our products.

The long and complex process of licensing our products makes our revenue unpredictable.

     Our revenue is dependent upon our ability to license our products to third parties. Licensing our products has to date been a long and complex process, typically being a six to nine months sales cycle. Before committing to license our products, potential customers must generally consider a wide range of issues including product benefits, infrastructure requirements, functionality, reliability and our ability to work with existing systems. The process of entering into a development license with a company typically involves lengthy negotiations. Because of the sales cycle, it is difficult for us to predict when, or if, a particular prospect might sign a license agreement. Development license fees may be delayed or reduced because of this process. We only began shipping the SSP product in December 2003 and have achieved only minimal sales to date.

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

If handset manufacturers (and other third parties) do not achieve substantial sales of their products that incorporate our technology, we will not receive royalty payments on our licenses.

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

     We have experienced operating losses in each quarter since the second quarter of 1996. To achieve profitability, we will have to increase our revenue significantly. Our ability to increase revenue depends upon the success of our products, and to date we have received only minimal revenue. If we are unable to create revenue in the form of development license fees, maintenance and support fees, commercial use royalties and nonrecurring engineering services, our current revenue will be insufficient to sustain our business.

We need to increase our sales and marketing expenditures in order to achieve sales of our products; however, this increase in expenses is expected to decrease our cash position.

     In the quarters ended March 31, 2005 and March 31, 2004, we spent 143% and 256%, respectively, of our total revenue on sales and marketing. We expect to continue to incur disproportionately high sales and marketing expenses in the future. To market our products effectively, we must develop client and server channel markets. We will continue to incur the expenses for a sales and marketing infrastructure before we recognize significant revenue from sales of the product. Because customers in the smart device market tend to remain with the same vendor over time, we believe that we must devote significant resources to each potential sale. If potential customers do not design our products into their systems, the resources we have devoted to the sales prospect would be lost. If we fail to achieve and sustain significant increases in our quarterly sales, we may not be able to continue to increase our investment in these areas. With increased expenses, we must significantly increase our revenue if we are to become profitable.

If we are unable to stay abreast of technological changes, evolving industry standards and rapidly changing customer requirements, our business reputation will likely suffer and revenue may decline.

     The market for mobile devices is fragmented and characterized by technological change, evolving industry standards and rapid changes in customer requirements. Our products will need to be continually improved to meet emerging market conditions, such as new interoperability standards, new methods of wireless notifications, new flash silicon technologies and new telecom infrastructure elements. Our existing products will become less competitive or obsolete if we fail to introduce new products or product enhancements that anticipate the features and functionality that customers demand. The success of our new product introductions will depend on our ability to:

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

     Our products are targeted for the mobile operator and mobile device market. The market for these products is fragmented and highly competitive. This market is also rapidly changing, and there are many companies creating products that compete or will compete with ours. As the industry develops, we expect competition to increase in the future. This competition may come from existing competitors or other companies that we do not yet know about. Our main competitors include Bitfone, IBM, InnoPath, 4thPass, mFormation, Openwave and Red Bend.

     If these competitors develop products that are less expensive or provide better capabilities or functionality than do our products, we will be unable to gain market share. Many of our current competitors and potential competitors have greater resources, including larger customer bases and greater financial resources than we do, and we might not be able to compete successfully against these companies. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also harm our competitive position.

Our revenue model may not succeed.

     Competition could force us to reduce the prices of our products, which would result in reduced gross margins and could harm our ability to provide adequate service to our customers and our business. Our pricing model for our software products is a combination of (1) initial license fees, (2) activated subscriber fees, (3) support and maintenance fees, (4) hosting services and (5) engineering service fees, any of which may be subject to significant pricing pressures. Also, the market may demand alternative pricing models in the future, which could decrease our revenues and gross margins.

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

     We currently have 17 employees in the United States, 10 employees in the United Kingdom and 7 employees in Sweden. In the past, the geographic distance between our engineering personnel in the United Kingdom and our principal offices in California and primary markets in Asia, Europe and the United States has led to logistical and communication difficulties. In the future, we may experience similar difficulties, which may have an adverse impact on our business. Further, because a substantial portion of our research and development operations is located in the United Kingdom and Sweden, our operations and expenses are directly affected by economic and political conditions in the United Kingdom and Sweden.

     Economic conditions in Europe and fluctuations in the value of the U.S. dollar against the Euro, Swedish Krona and British pound sterling could impair our revenue and results of operations. International operations are subject to a number of other special risks. These risks include foreign government regulation, reduced protection of intellectual property rights in some countries where we do business, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and staffing and managing foreign operations, general geopolitical risks, such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships, and possible recessionary environments in economies outside the United States.

     In March 2005, we acquired Mi4e Device Management, AB, a company headquartered in Sweden. We now have 7 employees and an office in Sweden. It takes substantial management time and financial resources to integrate operations in connection with an acquisition, and the potential logistical, personnel and customer challenges are exacerbated when, as in this case, the acquirer and target company are separated by great geographic distance.

International sales of our products, which we expect to comprise a significant portion of total revenue, expose us to the business and economic risks of international operations.

     Sales from outside of the United States accounted for approximately 100% and 47% of our total revenue for the quarters ended March 31, 2005 and March 31, 2004, respectively. We expect to market SSP, DMS and OMC to mobile operators and handset manufacturers in Europe. Economic conditions in Europe and fluctuations in the value of the Euro, British pounds sterling and Swedish Krona against the U.S. dollar could impair our revenue and results of operations. International operations are subject to a number of other risks. These risks include:

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

     Our future performance depends to a significant degree upon the continued contributions of our key management, product development, sales, marketing and operations personnel. We do not have agreements with any of our key personnel that obligates them to work for us for a specific term, and we do not maintain any key person life insurance policies. We currently intend to hire additional salespeople and believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for qualified personnel can be intense in the San Francisco Bay Area, where our U.S. operations are headquartered.

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

Our investors may have difficulty enforcing judgments against us in U.S. courts because many of our assets and some of our directors and management are located in England and Sweden.

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

Item 3. Controls and Procedures

     We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective. This evaluation was made under the supervision and with the participation of management, including our principal executive officer, principal accounting officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-QSB. The principal executive officer, principal accounting officer and principal financial officer has concluded, based on his review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls during our first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of this Report:

Exhibit
Number	Exhibit Title
31.1	Certificate of Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SOLUTIONS PLC (Registrant)
Date: May 16, 2005	/s/ Mark E McMillan
MARK E. MCMILLAN
Chief Executive Officer Principal Accounting and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
31.1	Certificate of Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.