Form 10-Q
period 2005-03-31
INSIGNIA SOLUTIONS PLC
filed 2005-06-06
CIK 1002390

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

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

EXPLANATORY NOTE

     We are filing this Quarterly Report for the three months ended March 31, 2005 on Form 10-Q, solely to correct our prior filing of this report on Form 10-QSB on May 16, 2005. This Form 10-Q does not reflect events occurring after the filing of the original Quarterly Report.

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

INSIGNIA SOLUTIONS PLC

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Insignia Solutions plc (“Insignia”, “us”, “our”, “we” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements and notes should be read in conjunction with Insignia’s audited consolidated financial statements for the year ended December 31, 2004 and footnotes thereto, included in Insignia’s Annual Report on Form 10-K.

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

INSIGNIA SOLUTIONS PLC (Registrant)
Date: June 6, 2005	/s/ Mark E McMillan
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