Form 10-Q
period 2005-06-30
INSIGNIA SOLUTIONS PLC
filed 2005-08-19
CIK 1002390

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or,

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___to ___
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
Yes ☐ No ☑
As of June 30, 2005, there were 42,433,025 ordinary shares of £0.20 each nominal value, outstanding.

INSIGNIA SOLUTIONS PLC

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INSIGNIA SOLUTIONS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, amounts in thousands, except share amounts)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$842	$902
Restricted cash	50	50
Accounts receivable, net of allowances of $195 and $0, respectively	617	175
Other receivables	66	241
Tax receivable	137	322
Prepaid expenses	261	456

Total current assets	1,973	2,146

Property and equipment, net	123	140
Intangible assets, net	2,290	—
Goodwill	416	—
Investment in affiliate	—	68
Other assets	228	233

	$5,030	$2,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$779	$241
Accrued liabilities	1,234	995
Notes payable	64	—
Deferred revenue	118	10

Total current liabilities	2,195	1,246

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred shares, £0.20 par value: 3,000,000 shares authorized; no shares issued	—	—
Ordinary shares, £0.20 par value: 75,000,000 shares authorized; 42,433,025 and 35,722,205 shares issued and outstanding in 2005 and 2004, respectively	14,470	11,939
Additional paid-in capital	66,199	64,459
Ordinary share subscription	712	—
Accumulated deficit	(78,085)	(74,596)
Other accumulated comprehensive loss	(461)	(461)

Total shareholders’ equity	2,835	1,341

	$5,030	$2,587

The accompanying notes are an integral part of these condensed consolidated financial statements

INSIGNIA SOLUTIONS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, amounts in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues:
License	$500	$105	$917	$421
Service	234	2	279	5

Total net revenues	734	107	1,196	426

Expenses:
Cost of net revenues	94	5	99	28
Sales and marketing	667	529	1,329	1,345
Research and development	767	661	1,591	1,472
General and administrative	703	670	1,484	1,261
Amortization of intangible assets	97	—	110	—

Total operating expenses	2,328	1,865	4,613	4,106

Operating loss	(1,594)	(1,758)	(3,417)	(3,680)
Interest income (expense), net	(43)	3	(42)	2
Other income (expense), net	37	264	6	251

Loss before income taxes	(1,600)	(1,491)	(3,453)	(3,427)
Provision for (benefit from) income taxes	—	(187)	36	(213)

Net loss	(1,600)	(1,304)	(3,489)	(3,214)
Deemed dividend related to beneficial conversion feature of preferred stock	(415)	—	(415)	—

Net loss attributable to ordinary shareholders	$(2,015)	$(1,304)	$(3,904)	$(3,214)

Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.10)	$(0.11)

Weighted average shares and share equivalents:
Basic and diluted	42,407	29,240	40,956	28,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, amounts in thousands)

	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,489)	$(3,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53	53
Amortization of intangible assets	110	—
Allowance for doubtful accounts	195	—
Non-cash charge for warrants, shares and stock options	65	353
Equity in net loss of affiliate	68	40
Gain on sale of product line	—	(298)
Net changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(496)	(195)
Other receivables	187	(428)
Tax receivable	190	(45)
Prepaid royalties	—	2,185
Prepaid expenses	206	61
Other noncurrent assets	5	(7)
Accounts payable	457	(251)
Accrued liabilities	187	(106)
Deferred revenue	(113)	(821)

Net cash used in operating activities	(2,375)	(2,673)

Cash flows from investing activities:
Investment in affiliate	—	(75)
Acquisition of Mi4e, net of cash acquired	201	—
Increase in restricted cash	—	(30)
Purchases of property and equipment	(12)	(58)

Net cash provided by (used in) investing activities	189	(163)

Cash flows from financing activities:
Proceeds from issuance of shares, net	2,081	1,604
Proceeds from exercise of warrants	—	389
Proceeds from exercise of stock options and employee stock purchases	89	581
Repayment of notes payable	(44)	—

Net cash provided by financing activities	2,126	2,574

Net decrease in cash and cash equivalents	(60)	(262)
Cash and cash equivalents at beginning of the period	902	2,212

Cash and cash equivalents at end of the period	$842	$1,950

Non-cash issuance of shares for acquired business	$2,749	$—

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
During the past 24 months, we have incurred an aggregate loss from operations and negative operating cash flows of $14.5 million and $12.0 million, respectively. As part of our strategy for ongoing funding we have entered into a securities subscription agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). Under this securities subscription agreement, Fusion Capital has agreed to purchase on each trading day after the commencement of funding, $20,000 of our American Depository Shares (“ADSs”), for an aggregate of up to $12 million over a 30-month period, subject to earlier termination at our discretion. The commencement of funding under the securities subscription agreement is subject to certain conditions, including the declaration of effectiveness by the Securities and Exchange Commission of a registration statement covering the sale of the ADSs issued to Fusion Capital under the securities subscription agreement. There can be no assurance as to whether, or when, these conditions will be satisfied. Any delay in the commencement of funding under the Fusion Capital securities subscription agreement could jeopardize Insignia’s business.
By instituting cost cutting measures through consolidating our global research and development activities, increasing revenue streams, collecting current outstanding receivables and subject to the commencement of funding under the Fusion Capital securities subscription agreement we believe we should be able to meet our operating and capital requirements.
The failure to raise additional funds, if needed, on a timely basis and on sufficiently favorable terms could have a material adverse effect on our business, operating results and financial condition. Insignia’s liquidity may also be adversely affected in the future by factors such as an inability to borrow without collateral, availability of capital financing and continued operating losses. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We follow accounting principles generally accepted in the United States of America. We conduct our business in U.S. dollars, Euros and British pounds, and since March 16, 2005, also in Swedish Krona. All amounts included in the financial statements and in the notes herein are in U.S. dollars unless designated “£’’, in which case they are in British pounds.
Note 2. Net loss per share
Net loss per share is presented on a basic and diluted basis, and is computed by dividing our net loss attributable to ordinary shares by the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of warrants and stock options that have a dilutive effect (using the treasury stock method). Under the basic method of calculating net loss per share, ordinary equivalent shares are excluded from the computation. Under the diluted method of calculating net loss per share, ordinary equivalent shares were excluded from the computation because their effect was anti-dilutive, due to our net loss.

The calculation of basic and diluted net loss per share is as follows:

	(in thousands, except per share data)
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator — basic and diluted:
Net loss attributable to ordinary shareholders	$(2,015)	$(1,304)	$(3,904)	$(3,214)

Denominator of basic net loss per share:
Weighted average number of ordinary shares outstanding	42,407	29,240	40,956	28,928

Basic net loss per share	$(0.05)	$(0.04)	$(0.10)	$(0.11)

Denominator of diluted net loss per share:
Weighted average number of ordinary shares outstanding	42,407	29,240	40,956	28,928
Dilutive ordinary equivalent shares	—	—	—	—

Weighted average number of ordinary shares outstanding	42,407	29,240	40,956	28,928

Diluted net loss per share	$(0.05)	$(0.04)	$(0.10)	$(0.11)

Options to purchase 4,307,958 and 1,664,314 shares of ordinary shares and warrants to purchase 8,869,266 and 325,185 ordinary shares were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.
Note 3. Stock-based compensation
Insignia accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure — an Amendment of FASB Statement No.123”. The following table illustrates the effect on our net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No.123 (“SFAS 123”), “Accounting for Stock-Based Compensation” to stock-based compensation.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss attributable to ordinary shareholders — as reported	$(2,015)	$(1,304)	$(3,904)	$(3,214)
Less stock-based compensation expense determined under fair value based method	(37)	(204)	(70)	(390)

Net loss — pro forma	$(2,052)	$(1,508)	$(3,974)	$(3,604)

Basic and diluted net loss per share — as reported	$(0.05)	$(0.04)	$(0.10)	$(0.11)
Basic and diluted net loss per share — pro forma	$(0.05)	$(0.05)	$(0.10)	$(0.12)

In accordance with the disclosure provisions of SFAS 123, the fair value of employee stock options granted during the three and six months ended June 30, 2005 and 2004 was estimated at the date of grant using the Black-Scholes model and the following assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Stock Options:
Volatility range	272 - 276%	139 - 140%	104 - 276%	139 - 198%
Risk-free interest rate range	4.21 - 4.28%	3.75 - 4.07%	3.88 - 4.33%	1.11 - 4.07%
Dividend yield	0%	0%	0%	0%
Expected life (years)	4	4	4	4
Employee Stock Purchase Plan:
Volatility range	N/A	N/A	84%	198%
Risk-free interest rate range	N/A	N/A	2.93%	1.13%
Dividend yield	0%	0%	0%	0%
Expected life (years)	0.5	0.5	0.5	0.5
Note 4. New accounting pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), a revision to SFAS 123. SFAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under our 1995 Incentive Stock Option Plan (“Purchase Plan”), stock options, restricted stock, restricted stock units and stock appreciation rights. SFAS 123R will require Insignia to record compensation expense for SBP awards based on the fair value of the SBP awards. Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of the Company’s ordinary shares. Stock options, stock appreciation rights and shares issued under the Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes model (the model that Insignia currently uses for its footnote disclosure). SFAS 123R is effective for annual periods beginning after June 15, 2005 and, accordingly, Insignia must adopt the new accounting provisions effective January 1, 2006. The Company will adopt the provisions of SFAS 123R using a modified prospective application. Under a modified prospective application, SFAS 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. Insignia is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing share-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its consolidated financial statements.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods’ financial statements, instead of recording a cumulative effect adjustment within the period of the change, unless it is impracticable to determine the effects of the change to each period being presented. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005 and, accordingly, we must adopt the new accounting provisions effective January 1, 2006. We do not expect the adoption of SFAS 154 to have a material effect on our financial position, results of operations or cash flows.
Note 5. Mi4e Acquisition
On March 16, 2005, we acquired 100% of Mi4e Device Management AB (“Mi4e”), a private company headquartered in Stockholm, Sweden. The consideration paid in the transaction was 2,969,692 American depositary shares (“ADSs”) representing ordinary shares, and another 989,896 ADSs are issuable on March 31, 2006, subject to potential offset for breach of representations, warranties and covenants. In addition, up to a maximum of 700,000 Euros is payable in cash in a potential earn-out based on a percentage of future revenue collected from sales of existing Mi4e products. As of June 30, 2005, $22,000 has been earned. Mi4e develops, markets and supports software technologies that enable mobile operators and phone manufacturers to update firmware of mobile devices using standards over-the-air data networks. Its main product, a Device Management Server (“DMS”) is a mobile device management infrastructure solution for mobile operators that support the Open Mobile Alliance (“OMA”) Client Provisioning Specification.
The initial purchase price of approximately $3.0 million consisted of 3,959,588 ordinary shares (including the shares issuable in March 2006) with a value of approximately $2,749,000 and acquisition costs of approximately $267,000. The fair value of Insignia’s ordinary shares was determined using an average value of $0.6943 per share, which was the average closing price of Insignia’s ordinary shares three days before and after the measurement date of February

10, 2005. The shares issuable in March 2006 have been recorded as an ordinary share subscription on the condensed consolidated balance sheet. Any earn-out amounts payable by Insignia to Mi4e’s shareholders will be recorded as additional purchase price and an increase to goodwill, and such amounts are not included in the initial purchase price. Insignia allocated the initial purchase price to the tangible net assets and intangible assets acquired and liabilities assumed, based on their estimated fair values.
     The initial purchase price is allocated as follows (in thousands):

Allocation of Purchase Price:

Tangible assets acquired	$497
Liabilities assumed	(275)
Goodwill(a)	394
Customer relationships(b)	900
Technology (c)	1,500

Total purchase price	$3,016

(a)	Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed.
(b)	Customer relationships will be amortized over 10 years, the period of time Insignia estimates it will benefit from the acquired customer relationship.
(c)	Technology will be amortized over 5 years, the period of time Insignia estimates it will benefit from the technology acquired.
In performing the purchase price allocation of acquired intangible assets, Insignia considered its intention for future use of the assets, analysis of historical financial performance and estimates of future performance of Mi4e’s products, among other factors. Insignia obtained an independent third party appraisal to determine the fair values of the above intangible technology assets using the “residual income” method, and for the customer relationships the “income approach” method was used.
The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired and liabilities assumed of $394,000 was assigned to goodwill. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill will not be amortized but will be tested for impairment at least annually. This amount is not deductible for tax purposes.
The following table presents unaudited summarized combined results of operation of Insignia and Mi4e, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented after giving effect to certain purchase accounting adjustments. The operating results of Mi4e have been included in Insignia’s condensed consolidated financial statements after March 16, 2005, the date of acquisition. The following unaudited pro forma amounts are in thousands, except the per share amounts.

	Six months ended
	June 30,
	2005	2004
Net revenues	$1,409	$674
Net loss attributable to ordinary shareholders	$(4,065)	$(3,521)
Net loss per share — Basic and diluted	$(0.10)	$(0.11)
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
Insignia, on a limited basis, has granted price protection. The terms of these agreements are generally perpetual. We have not recorded any liabilities for these potential future payments either because they are not probable.
Insignia warrants its software products against defects in material and workmanship under normal use and service for a period of ninety days. There is no warranty accrual recorded because potential future payments either are not probable or we have yet to incur the expense.
Note 7. Segment reporting and long-lived assets
Insignia operates in a single industry segment, providing software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks. In the second quarter of 2004 one customer accounted for 98% of total revenues. In the three months ended June 30, 2005, one U.S. company accounted for 31% of total revenues, our Korean joint venture accounted for 26% of total revenues and one Spanish company accounted for 13% of total revenues. In the six months ended June 30, 2004, one customer accounted for 25% of our total revenues, and in the first six months of 2005 five customers accounted for 83% of total revenues with the largest accounting for 20% of total revenues. No other customers accounted for 10% or more of Insignia’s total revenues during the three or six months ended June 30, 2005 and 2004. Sales to customers outside the United States, derived mainly from customers in Europe, the Middle East, Asia and Africa, represented approximately 69% and 81% of total revenues in the three and six months ended June 30, 2005, respectively, and approximately 100% and 65% of total revenues in the three and six months ended June 30, 2004, respectively. Revenue is attributed to countries based on customer location.
As of June 30, 2005, the majority of our long-lived assets are located outside the United States, principally in Sweden. All of our net intangible assets ($2,290,000), goodwill ($416,000) and other non-current assets ($228,000) are located outside the United States. $44,000 of our net fixed assets are located outside the United States. At December 31, 2004, substantially all of our long-lived assets were located in the United States.
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
In addition to the shares purchased by Fusion Capital under the 2002 Fusion Capital securities subscription agreement, we also issued warrants to purchase an aggregate of 2,000,000 shares to Fusion Capital, with a per share exercise price of the United States dollar equivalent of 20.5 pence. As of December 31, 2002, the estimated value of the warrants, using the Black-Scholes model was $544,000. Upon Fusion’s exercise of these warrants in 2003, we issued Fusion Capital 2,000,000 ADSs for a total of $668,000, net of issuance costs.
On October 18, 2004, we closed a private placement financing with certain institutional and other accredited investors pursuant to which we sold 3,208,499 newly issued ADSs and warrants to purchase 802,127 additional ADSs at an exercise price of $1.06, for a total purchase price of approximately $1.5 million, or $1.3 million net of transaction costs.
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
On February 10, 2005, Insignia entered into a new securities subscription agreement with Fusion Capital to sell ADSs up to an aggregate of $12 million to Fusion Capital over a period of 30 months (the “2005 Fusion Capital securities subscription agreement”). The shares will be priced based on a market-based formula at the time of purchase. The commencement of funding under the 2005 Fusion Capital securities subscription agreement is subject to certain conditions, including the declaration of effectiveness by the Securities and Exchange Commission of a registration statement covering the ADSs to be purchased by Fusion Capital under the 2005 Fusion Capital securities subscription agreement. Under the rules and regulations of the Nasdaq SmallCap Market, the Company would be required to obtain shareholder approval to sell more than 19.99% of the issued and outstanding shares as of February 10, 2005 under this agreement. The timing of a registration statement covering the ADSs to be purchased by Fusion Capital being declared effective by the Securities and Exchange Commission is not within Insignia’s control. Any delay in the commencement of funding under the 2005 Fusion Capital securities subscription agreement or in obtaining other funding could jeopardize Insignia’s business. As a commitment fee for this facility Fusion Capital received warrants for 2,000,000 shares exercisable at the greater of £0.205 or $0.40 per share and for 2,000,000 shares exercisable at £0.205 per share.
On March 16, 2005, we closed our acquisition of Mi4e Device Management AB (“Mi4e”), a private company headquartered in Stockholm, Sweden. The consideration paid in the transaction was 2,969,692 ADSs representing ordinary shares and another 989,896 ADSs will be issuable on March 31, 2006, subject to potential offset for breach of representations, warranties and covenants. In addition up to a maximum of 700,000 euros is payable in a potential earn out based on a percentage of future revenue collected from sales of existing Mi4e products. As of June 30, 2005, $22,000 of this earn out has been earned.
In June 2005, the Company issued convertible notes to three shareholders in exchange for a bridge financing of $275,000. These notes were converted into the Series A preferred stock described below on June 30, 2005. In consideration of this bridge financing the Company accrued loan fees in the form of ADSs representing 45,833 ordinary shares and warrants to purchase an aggregate of 45,833 ADSs at an exercise price of $0.58 per share were issued; these shares were valued at a market value of $25,200 and the warrants had a fair value, calculated using the Black-Scholes model, of approximately $17,000.
On June 30, 2005 and July 5, 2005, we and our wholly-owned subsidiary Insignia Solutions Inc. (the “Subsidiary”) entered into Securities Subscription Agreements with Fusion Capital and other investors (each, an “Investor” and collectively, the “Investors”). Pursuant to these subscription agreements, Investors invested an aggregate of $1,000,000 on June 30, 2005 (including exchange of the $275,000 bridge notes), and we completed a second closing on July 5, 2005 for an additional $440,400. Pursuant to these subscription agreements, the Subsidiary issued its Series A preferred stock, no par value per share to the Investors. The preferred stock is non-redeemable. The shares of preferred stock (plus all accrued and unpaid dividends thereon) held by each Investor are exchangeable for ADSs (i) at any time at the election of such Investor, (ii) automatically upon written notice by us to such Investor in the event that the sale price of the ADSs on the Nasdaq SmallCap Market is greater than $1.50 per share for a period of ten consecutive trading days, and certain other conditions are met, and (iii) automatically to the extent any shares of the preferred stock have not been exchanged prior to June 30, 2007. The preferred stock will accrue dividends for two years at a rate of 15% per year compounded annually, payable in the form of additional ADSs. Including accruable dividends, the shares of preferred stock issued on June 30, 2005, and the additional shares issued on July 5, 2005, will be exchangeable for 3,306,250 and 1,456,073 ADSs, respectively, at a fixed price of $0.40 per ADS.

Pursuant to the above subscription agreements, we also issued to the Investors on June 30, 2005 and July 5, 2005, warrants to purchase 2,500,000 and 1,101,000, ADSs respectively, at an exercise price per share equal to the greater of $0.50 or the U.S. Dollar equivalent of 20.5 U.K. pence. These warrants are immediately exercisable and expire on June 30, 2010. We also entered into registration rights agreements with the Investors pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission on or before August 31, 2005 covering the resale of (i) the ADSs issued to the Investors upon exchange of the Preferred Stock under their subscription agreements and (ii) the ADSs issuable upon exercise of their warrants.
The issuance of the Series A preferred stock resulted in a beneficial conversion feature, calculated in accordance with EITF No. 00-27, “Application of Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” based upon the conversion price of the preferred stock into ADSs, and the fair value of the ADSs at the date of issue. Accordingly, the warrants issued on June 30, 2005 were valued at $585,000, using a Black-Scholes model and the Company recognized $415,000 as a charge to additional paid-in-capital to account for the deemed dividend on the preferred stock, as of the issuance date, which represented the amount of the proceeds allocated to the preferred stock. The amount of the deemed dividend related to the beneficial conversion feature was recorded upon the issuance of the preferred stock, as the preferred stock can be converted to ADSs by the holder at any time.
The following table summarizes the warrant activity during the six months ended June 30, 2005.

	Warrants outstanding	Warrants outstanding
	and exercisable	exercise price
Balance, December 31, 2004	2,130,911	$0.92 - $5.00
Granted	6,738,355	0.37 - $1.11	(1)
Exercised	—	—

Balance, June 30, 2005	8,869,266	$0.37 - $5.00	(1)

(1) 2,000,000 of the warrants are exercisable at £0.205 ($0.37 as of June 30, 2005), 2,000,000 at the greater of £0.205 or $0.40 and 2,500,000 of the warrants are exercisable at the greater of £0.205 or $0.50.
Note 9. Related party transaction
On March 16, 2005, we closed our acquisition of Mi4e. The consideration paid in the transaction was 2,969,692 ADSs representing ordinary shares and another 989,896 ADSs issuable on March 31, 2006, subject to potential offset for breach of representations, warranties and covenants. In addition up to a maximum of 700,000 Euros is payable in a potential earn out based on a percentage of future revenue collected from sales of existing Mi4e products. As of June 30, 2005, $22,000 was earned. Anders Furehed, our senior vice president of European operations, was an indirect 50% shareholder of Mi4e and thus received 1,484,846 ADSs on the closing of the acquisition.
Note 10. Notes payable
With the March 16, 2005 acquisition of Mi4e, Insignia assumed two notes payable. The largest note is from ALMI Företags Partner (“ALMI”) and is referred to as a “regional development loan”. The total loan amount in Swedish Krona (“SEK”) was SEK 700,000 or approximately $100,000. This note is to be repaid in equal monthly installments of approximately $7,500. The interest rate on this note is 9.25% per annum. As of June 30, 2005, the outstanding balance of the ALMI note was approximately SEK 340,000 or $44,000.
In addition to the ALMI note payable, there is a note payable from Skandinaviska Enskilda Banken (“SEB”). The total note amount was SEK 400,000 or approximately $57,000. The interest rate on the SEB note is 6.75% per annum. As of June 30, 2005, the outstanding balance was SEK 158,000 or approximately $20,000.

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
The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three- and six-month periods ended June 30, 2005 and 2004.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues:
License	68%	98%	77%	99%
Service	32	2	23	1

Total net revenues	100	100	100	100

Expenses:
Cost of revenues	13	5	8	7
Sales and marketing	91	494	111	316
Research and development	104	618	133	345
General and administrative	96	626	125	296
Amortization of intangibles	13	—	9	—

Total operating expenses	317	1,743	386	964

Operating loss	(217)	(1,643)	(286)	(864)
Interest income (expense), net	(6)	3	(3)	—
Other income (expense), net	5	246	—	59

Loss before income taxes	(218)	(1,394)	(289)	(804)
Provision for (benefit from) income taxes	—	(175)	3	(50)

Net loss	(218)%	(1,219)%	(292)%	(754)%

Overview
We commenced operations in 1986, and currently develop, market and support software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks. Before 2003, our principal product line was the Jeode™ platform, based on our Embedded Virtual Machine (“EVM”™) technology.

During 2001, we began development of a range of products (“Secure System Provisioning” or “SSP” products) for the mobile phone and wireless operator industry. These SSP products build on our position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and allow wireless operators and phone manufacturers to reduce customer care and software recall costs as well as increase subscriber revenue by deploying new mobile services based on dynamically provisional capabilities. With the sale of our JVM product line in April 2003, our sole product line then consisted of our SSP product. We shipped our first SSP product in December 2003, and in October 2004 we launched our Open Management Client (“OMC”) product.
On March 16, 2005, we closed our acquisition of Mi4e Device Management AB (“Mi4e”), a private company headquartered in Stockholm, Sweden. The consideration paid in the transaction was 2,969,692 American depositary shares (ADSs) representing ordinary shares, and another 989,896 ADSs are issuable on March 31, 2006, subject to potential offset for breach of representations, warranties and covenants. In addition, up to a maximum of 700,000 Euros is payable in a potential earn-out based on a percentage of future revenue collected from sales of existing Mi4e products. As of June 30, 2005, $22,000 was earned. Mi4e develops, markets and supports software technologies that enable mobile operators and phone manufacturers to update firmware of mobile devices using standards over-the-air data networks. Its main product, a Device Management Server (“DMS”), is a mobile device management infrastructure solution for mobile operators that support the Open Mobile Alliance (“OMA”) Client Provisioning Specification. DMS was first deployed at Telstra in Australia in 2000 and has since been deployed at more than ten carriers around the world. By integrating the Mi4e capabilities with existing Insignia applications, our strategy is to deliver comprehensive solutions across multiple generations of technology and therefore resolve firmware update and compatibility issues for current and future users who require over-the-air repair.
Today we have the SSP, DMS and OMC product lines. Our revenues from these products are derived from:
•	initial licensing fees

•	royalties paid based on volume of users

•	support and maintenance fees

•	trial and installation

•	subscription fees for hosting services

•	engineering services
Our operations outside of the United States are primarily in the United Kingdom and Sweden, where part of our research and development operations and our European sales activities are located. We sell our products directly to operators, to distributors and OEMs. Our revenues from customers outside the United States are derived primarily from Europe and Asia and are generally affected by the same factors as our revenues from customers in the United States. The operating expenses of our operations outside the United States are mostly incurred in Europe and relate to our research and development and European sales activities. Such expenses consist primarily of ongoing fixed costs and consequently do not fluctuate in direct proportion to revenues. Our revenues and expenses outside the United States can fluctuate from period to period based on movements in currency exchange rates. Historically, movements in currency exchange rates have not had a material effect on our revenues and expenses.
We operate with the U.S. dollar as our functional currency, with a majority of revenues and operating expenses denominated in Euros, U.S. dollars, British pounds sterling and Swedish Krona. Exchange rate fluctuations against the dollar can cause U.K. and Swedish expenses, which are translated into dollars for financial statement reporting purposes, to vary from period-to-period.
Critical accounting policies and estimates
The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. These estimates affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. By their nature, these judgments are subject to an inherent degree of uncertainty. The most significant estimates and assumptions relate to revenue recognition, the valuation of long-lived assets and the adequacy of allowances for doubtful accounts. Actual amounts could differ from these estimates.
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
At the time of the transaction, we assess whether the fee associated with our revenue transaction is fixed or determinable and whether or not collection is probable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue on the earlier of due date or cash collected.
We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we will defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.
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
Intangible Assets and Goodwill
Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on an estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We are required to test intangible assets and goodwill for impairment under certain circumstances and write them down when they are deemed to be impaired. We have determined that our consolidated results comprise one reporting unit for the purpose of impairment testing.
As of June 30, 2005, we performed our test for impairment of intangible assets and goodwill as required by Statement of Financial Accounting Standards nos. 142 and 144.
Accounting for the Impairment or Disposal of Long-Lived Assets
We completed our evaluation for impairment of long-lived assets and concluded that they were not impaired because the fair value of Insignia’s equity securities exceeded their carrying value. The amount of intangible assets and goodwill as of June 30, 2005 was $2.3 million and $0.4 million respectively. Future events could cause us to conclude that impairment indicators exist and that intangible assets and goodwill associated with our acquired business are impaired.
Results of Operations
Revenues

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
License revenue	$500	$105	$917	$421
Service revenue	234	2	279	5

Total net revenue	$734	$107	$1,196	$426

The SSP product line, which we launched in 2003, was expanded by our introduction of additional products in October 2004 and March 2005. These products include Open Management Client (OMC) and Device Management Server (DMS). The DMS product was acquired through the acquisition of Mi4E in March 2005. In 2005 our license revenues were from initial licensing fees and royalties and service fees came from support and maintenance, trials and installations, hosting services and engineering services. In 2004, revenues were derived from initial licensing fees, support and maintenance, and engineering services.
The 586% and 181% increase in total revenues from the three and six months ended June 30, 2004 to the same periods in 2005 was primarily due to six new operators becoming customers combined with the benefits of acquiring Mi4e in March 2005. License revenue and service revenue accounted for 68% and 32%, respectively, of total revenues in the second quarter of 2005 compared to 98% and 2% respectively in the same period of the prior year.

The 376% increase in license revenues from the second quarter of 2004 to the second quarter of 2005 was primarily due to increased revenues from our SSP, and new in 2005, DMS, OMC, and DCS products and with the adoption of our products by a number of system operators. The SSP, DMS, OMC, and DCS products made up 31%, 32%, 31%, and 6%, respectively, of license revenues in the second quarter of 2005. In the second quarter of 2004, the SSP product line made up 100% of total license revenues.
The $232,000 increase in service revenue from the second quarter of 2004 to the second quarter of 2005 was primarily due to the increase in agreements for set up, hosting, and support and maintenance services for the DMS and SSP products.
Sales to customers outside the United States, derived mainly from customers in Europe, the Middle East, Asia and Africa represented approximately 69% and 81% of total revenues in the three and six months ended June 30, 2005 and 100% and 65% of total revenues in the three and six months ended June 30, 2004.
Expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except percentages)		(in thousands, except percentages)
Cost of net revenues	$94	$5	$99	$28
Percentage of total revenues	13%	5%	8%	7%
Sales and marketing	$667	$529	$1,329	$1,345
Percentage of total revenues	91%	494%	111%	316%
Research and development	$767	$661	$1,591	$1,472
Percentage of total revenues	104%	618%	133%	345%
General and administrative	$703	$670	$1,484	$1,261
Percentage of total revenues	96%	626%	125%	296%
Amortization of intangible assets	$97	—	$110	—
Percentage of total revenues	13%	—	9%	—
Cost of net revenues consist of the cost of providing service revenue, primarily representing the cost of support and engineering for customer specific projects. In the three months ended June 30, 2005, cost of net revenues also included approximately $60,000 for providing third party products to customers purchasing licenses. This accounted for most of the increase in cost of net revenues in the three and six months ended June 30, 2005.
Sales and marketing expenses consist primarily of personnel and related overhead costs, salespersons commissions, advertising and promotional expenses and expenses relating to trade shows. Sales and marketing expenses increased by 26% in the quarter ended June 30, 2005 from the quarter ended June 30, 2004. The increase was primarily due to salesperson severance costs, third party sales consultants, additional salespersons in Europe, offset in part by lower travel expenses. In the future we anticipate a moderate increase in sales and marketing expenses as we seek to increase our revenues.
Research and development costs consist primarily of personnel costs, professional consulting and travel expenses. Research and development expenses increased by 16% and 8% in the three and six months ended June 30, 2005, respectively, compared to the same period of 2004. This increase was primarily due to the addition of engineers from the Mi4e acquisition in March 2005. We anticipate, as a result of consolidation in the second quarter a modest decrease in research and development expenses.
General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems, human resources and general management. General and administrative expenses increased by 5% and 18% in the three and six months ended June 30, 2005 compared to the same period of 2004. The increases in the three and six months ended June 30, 2005 over the same period in the prior year is due to additional administrative costs associated with Mi4e which was acquired in March 2005 and an increase of $175,000 in the reserve for doubtful accounts for two customers in Asia in the three months ended March 31, 2005.
Amortization of intangible assets in the three and six months ended June 30, 2005 represents the amortization of acquired customer relationships and technology from Mi4e which we purchased in March 2005.

Provision for (benefit from) income taxes

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except percentages)		(in thousands, except percentages)
Provision for (benefit from) income taxes	$—	$(187)	$36	$(213)
Effective income tax rate	—%	13%	—%	6%
Our benefit from income taxes of $187,000 and $213,000 for the three and six months ended June 30, 2004 primarily represented a refund received from the United Kingdom for research and development claims. We have recorded a full valuation allowance against all deferred tax assets, primarily comprised of net operating losses, on the basis that significant uncertainty exists with respect to their realization.
Liquidity and capital resources

	June 30,	December 31,
	2005	2004
	(in thousands)
Cash, cash equivalents and restricted cash	$892	$952
Working capital (deficit)	$(222)	$900
Cash used in operating activities in the six months ended June 30, 2005 totaled $2,375,000 compared to $2,673,000 for the same period in 2004. For the six months ended June 30, 2005, cash used in operating activities resulted primarily from a net loss of $3,489,000, and an increase in accounts receivable of $496,000, partially offset by a decrease in other receivables and prepaid expenses of $583,000 and an increase of accounts payable and accruals of $644,000 and decrease of deferred revenue of $113,000.
Cash provided by investing activities for the six months ended June 30, 2005 was $189,000, which consisted of cash received with the purchase of Mi4e of $303,000 net acquisition costs of $102,000, less $12,000 for the purchase of fixed assets.
Cash provided by financing activities for the six months ended June 30, 2005 was $2,126,000, resulting from share issuances to investors with net proceeds of $2,081,000, and proceeds from exercise of stock options and employee stock purchase plan of $89,000, less $44,000 for repayment of notes payable.
Our cash, cash equivalents and restricted cash were $892,000 at June 30, 2005, a decrease of $60,000 from $952,000 at December 31, 2004. At June 30, 2005 and December 31, 2004, we had a working capital deficit of $222,000 and a surplus of $900,000, respectively. The working capital deficit arose from the Company’s operating losses in the six months ended June 30, 2005 exceeding cash equity investments in the Company during the period. The principal use of working capital was funding the operating loss and financing of account receivable. We have no material commitments for capital expenditures. Our commitments for expenditures consist of building leases in the U.K. and U.S.
As of June 30, 2005, we had the following contractual cash obligations (in thousands):

Operating
Leases
Year ending December 31, 2005 (July 1, 2005 through December 31, 2005)	$107
2006	122
2007	95
2008	95
2009	95
Thereafter	918

$1,432

As of June 30, 2005, we had note payable commitments totalling approximately $64,000.

As of June 30, 2005, three customers accounted for 82% of our net accounts receivable.
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
On February 10, 2005, Insignia entered into a new securities subscription agreement with Fusion Capital to sell ADSs up to an aggregate of $12 million to Fusion Capital over a period of 30 months (the “2005 Fusion Capital securities subscription agreement”). The shares will be priced based on a market-based formula at the time of purchase. The commencement of funding under the 2005 Fusion Capital securities subscription agreement is subject to certain conditions, including the declaration of effectiveness by the Securities and Exchange Commission of a registration statement covering the ADSs to be purchased by Fusion Capital under the 2005 Fusion Capital securities subscription agreement. Under the rules and regulations of the Nasdaq SmallCap Market, the Company would be required to obtain shareholder approval to sell more than 19.99% of the issued and outstanding shares as of February 10, 2005 under this agreement. The timing of a registration statement covering the ADSs to be purchased by Fusion Capital being declared effective by the Securities and Exchange Commission is not within Insignia’s control. Any delay in the commencement of funding under the 2005 Fusion Capital securities subscription agreement or in obtaining other funding could jeopardize Insignia’s business. As a commitment fee for this facility Fusion received warrants for 2,000,000 shares exercisable at the greater of £0.205 or $0.40 per share and for 2,000,000 shares exercisable at £0.205 per share.
On March 16, 2005, we closed our acquisition of Mi4e Device Management AB (“Mi4e”), a private company headquartered in Stockholm, Sweden. The consideration paid in the transaction was 2,969,692 ADSs representing ordinary shares and another 989,896 ADSs will be issuable on March 31, 2006, subject to potential offset for breach of representations, warranties and covenants. In addition up to a maximum of 700,000 euros is payable in a potential earn out based on a percentage of future revenue collected from sales of existing Mi4e products. As of June 30, 2005, $22,000 of this earn out was earned.
In June 2005, the Company issued convertible notes to three shareholders in exchange for a bridge financing of $275,000. These notes were converted into the Series A preferred stock described below on June 30, 2005. In consideration of this bridge financing the Company accrued loan fees in the form of ADSs representing 45,833 ordinary shares and warrants to purchase an aggregate of 45,833 ADSs at an exercise price of $0.58 per share were issued; these shares were valued at a market value of $25,200 and the warrants had a fair value, calculated using the Black-Scholes model, of approximately $17,000.
On June 30, 2005 and July 5, 2005, we and our wholly-owned subsidiary Insignia Solutions Inc. (the “Subsidiary”) entered into Securities Subscription Agreements with Fusion Capital and other investors (each, an “Investor” and collectively, the “Investors”). Pursuant to these subscription agreements, Investors invested an aggregate of $1,000,000 on June 30, 2005 (including exchange of the $275,000 bridge notes), and we completed a second closing on July 5, 2005 for an additional $440,400. Pursuant to these subscription agreements, the Subsidiary issued its Series A preferred stock, no par value per share to the Investors. The preferred stock is non-redeemable. The shares of preferred stock (plus all accrued and unpaid dividends thereon) held by each Investor are exchangeable for ADSs (i) at any time at the election of such Investor, (ii) automatically upon written notice by us to such Investor in the event that the sale price of the ADSs on the Nasdaq SmallCap Market is greater than $1.50 per share for a period of ten consecutive trading days, and certain other conditions are met, and (iii) automatically to the extent any shares of the preferred stock have not been exchanged prior to June 30, 2007. The preferred stock in the first two years will accrue dividends at a rate of 15% per year compounded annually, payable in the form of additional ADSs. Including accruable dividends, the shares of preferred stock issued on June 30, 2005, and the additional shares issued on July 5, 2005, will be exchangeable for 3,306,250 and 1,456,073 ADSs, respectively, at a fixed price of $0.40 per ADS.
Pursuant to the above subscription agreements, we also issued to the Investors on June 30, 2005 and July 5, 2005, warrants to purchase 2,500,000 and 1,101,000, ADSs respectively, at an exercise price per share equal to the greater of $0.50 or the U.S. Dollar equivalent of 20.5 U.K. pence. These warrants are immediately exercisable and expire on June 30, 2010. We also entered into registration rights agreements with the Investors pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission on or before August 31, 2005 covering the resale of (i) the ADSs issued to the Investors upon exchange of the Preferred Stock under their subscription agreements and (ii) the ADSs issuable upon exercise of their warrants.

ADSs issued to the Investors upon exchange of the Preferred Stock under their subscription agreements and (ii) the ADSs issuable upon exercise of their warrants.
The issuance of the Series A preferred stock resulted in a beneficial conversion feature, calculated in accordance with EITF No. 00-27, “Application of Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” based upon the conversion price of the preferred stock into ADSs, and the fair value of the ADSs at the date of issue. Accordingly, the warrants issued on June 30, 2005 were valued at $585,000 (using a Black-Scholes model) and the Company recognized $415,000 as a charge to additional paid-in-capital to account for the deemed dividend on the preferred stock as of the issuance date, which represented the amount of the proceeds allocated to the preferred stock. The amount of the deemed dividend related to the beneficial conversion feature was recorded upon the issuance of the preferred stock, as the preferred stock can be converted to ADSs by the holder at any time.
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
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods’ financial statements, instead of recording a cumulative effect adjustment within the period of the change, unless it is impracticable to determine the effects of the change to each period being presented. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005 and, accordingly, we must adopt the new accounting provisions effective January 1, 2006. We do not expect the adoption of SFAS 154 to have a material effect on our financial position, results of operations or cash flows.
Risk Factors
In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects:
We may need additional financing to sustain our operations, and we may not be able to continue to operate as a going concern.
     In the six months ended June 30, 2005 we had a net loss of $3.5 million and had net cash used in operations of $2.4 million. We had cash, cash equivalents, and restricted cash of $0.9 million at June 30, 2005. In addition, we had recurring net losses of $7.1 million, $4.3 million, and $8.4 million for the years ended December 31, 2004, 2003, and 2002, respectively, and we also had net cash used in operations of $7.6 million, $4.2 million, and $8.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.
Based upon our current forecasts and estimates, including the closing of the 2005 Fusion Capital securities subscription agreement in the third quarter of 2005 and the achievement of our target revenues, cost-cutting and accounts receivable collection goals, our current forecasted cash and cash equivalents should be sufficient to meet our operating and capital requirements. If cash currently available from all sources is insufficient to satisfy our liquidity requirements, we may seek additional sources of financing including selling additional equity or debt securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and our shareholders could experience substantial dilution. In addition, any equity or debt securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain additional financing as and when needed and on acceptable terms our business may be jeopardized.
     On February 10, 2005, Insignia entered into a new securities subscription agreement with Fusion Capital to sell ADSs, representing ordinary shares having an aggregate purchase price of up to $12.0 million, to Fusion Capital over a period of 30 months . The shares will be priced based on a market-based formula at the time of purchase. The commencement of funding under the 2005 Fusion Capital securities subscription agreement is subject to the declaration of effectiveness by the Securities and Exchange Commission of a registration statement covering the ADSs to be purchased by Fusion Capital under the 2005 Fusion Capital securities subscription agreement. Any delay in the commencement of funding under the 2005 Fusion Capital securities subscription agreement could jeopardize Insignia’s business.
     We only have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $1.00, in which case the daily amount may be increased under certain conditions as the price of our ADSs increases. Fusion Capital shall not have the right nor be obligated to subscribe for any ADSs on any trading days that the market price of our ADSs is less than $0.40. Under the laws of England and Wales, we are not permitted to sell our ADSs at a purchase price that is less than the nominal value of our ordinary shares. Currently, the nominal value per ordinary share is £0.20. In addition, Insignia will not effect any issuance of ordinary shares (or have its transfer agent or depository issue any ADSs) on any trading day where the purchase price for any subscriptions would be less than the U.S. dollar equivalent of 102.5% of the then nominal value of the ordinary shares.
     We have a total of 75,000,000 shares authorized for issuance, of which 42,433,025 shares were outstanding as of June 30, 2005, 12,722,966 shares were reserved for issuance upon the exercise of outstanding warrants and options and 8,440,395 shares were reserved in connection with the June 30 and July 5, 2005 Securities Subscription Agreements. Accordingly, we have a total of 11,403,614 shares currently available and authorized for issuance in connection with future financing and strategic transactions. We are planning to seek authorization to issue additional shares at our upcoming annual general shareholders meeting in September 2005. There can be no assurance that shareholders will vote to approve this increase in our authorized shares, and if they do not approve such increase, our ability to complete equity financing transactions will be significantly limited.
     Because we are registering 20,000,000 shares for sale by Fusion Capital (of which 4,000,000 shares are purchasable on exercise of warrants issued to Fusion Capital), the selling price of our ADSs to Fusion Capital will have to average at least $0.75 per share for us to receive the maximum proceeds of $12,000,000.
     Assuming an average purchase price of $0.47 per share (the closing sale price of the ADSs on August 1, 2005) and the purchase by Fusion Capital of 16,000,000 ADSs under the 2005 securities subscription agreement, proceeds to us would be $7,520,000, plus up to approximately $1,540,000 from exercise of warrants. In addition, even if we are able to access the full $12,000,000 under the 2005 securities subscription agreement with Fusion Capital, we may still need additional capital to implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business could be jeopardized.
Our stock could be delisted from Nasdaq.
     The Company has received a Nasdaq Staff Determination indicating that the Company was not, at December 31, 2004, in compliance with the stockholders’ equity requirement for continued listing set forth in MarketPlace Rule 4310(c)(2)(B) and that its securities were, therefore, subject to delisting from the Nasdaq SmallCap Market. The Company had a hearing scheduled before a Nasdaq Listing Qualifications Panel to review the Staff Determination, which was subsequently cancelled because as of March 31, 2005 the Company’s shareholders’ equity exceeded

$2,500,000. There is no assurance the that the Company will be able to continue to maintain stockholders’ equity of at least $2,500,000 as required for continued listing on the Nasdaq SmallCap Market.
The sale of our shares to Fusion Capital will cause dilution, and the sale of shares by Fusion Capital and others could cause the price of our shares to decline.
     The number of shares to be issued to Fusion Capital pursuant to the 2005 securities subscription agreement with Fusion Capital will fluctuate based on the price of our shares. Shares sold to Fusion Capital under the 2005 securities subscription agreement will be freely tradable from the effective date of the registration statement filed in connection with the transaction. Fusion Capital may sell none, some or all of the shares purchased from us at any time. We expect that the shares to be sold to Fusion Capital will be sold over a period of up to 30 months from the effective date of the registration statement filed in connection with the transaction.
     In addition, we plan to register for resale the shares issued and issuable in connection with our October 2004 and our 2005 private placement transactions and the Mi4e acquisition. Depending upon market liquidity at the time, a sale of such shares at any given time could cause the trading price of our shares to decline. The sale of a substantial number of shares, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.
We have achieved minimal sales of our products to date.
     Our future performance depends upon sales of our SSP, DMS and OMC product lines. We began shipping the SSP product in December 2003 and the OMC product line in October 2004. We have achieved only minimal sales to date, including revenues of only $450,000 relating to sales of the SSP product in 2004. The DMS product line was acquired as part of Mi4e in March 2005 and we thus have limited experience in selling this product. If we are unable to gain the necessary customer acceptance of our products, our business may be jeopardized.
     Our SSP and OMS products represents the “next-generation” products that enable carriers to repair and update mobile phones “over-the-air” without having their customers send back their handsets to the carrier for repair or update. To the extent that carriers continue to use the current generation of “over-the-air” products, such as those offered by Bitfone, Innopath, Openwave and mFormation, to make repairs and updates and do not believe that the next generation products, such as our SSP product, offer a sufficiently important improvement at a reasonable cost, then we may not achieve our targeted sales and our business could fail. Conversely, our newly acquired DMS product represents the current generation of technology.
     In addition, some prospective customers have been reticent to buy our products because of our current financial position. To the extent that prospective customers believe that we are under-capitalized, they may be hesitant to buy our products.
The long and complex process of licensing our products makes our revenue unpredictable.
     Our revenue is dependent upon our ability to license our products to third parties. Licensing our products has to date been a long and complex process, typically being a six to nine months sales cycle. Before committing to license our products, potential customers must generally consider a wide range of issues including product benefits, infrastructure requirements, functionality, reliability and our ability to work with existing systems. The process of entering into a development license with a company typically involves lengthy negotiations. Because of the sales cycle, it is difficult for us to predict when, or if, a particular prospect might sign a license agreement. License fees may be delayed or reduced because of this process.
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
     Our success depends upon the use of our technology by our licensees in their smart devices. Our licensees undertake a lengthy process of developing systems that use our technology. Until a licensee has sales of its systems incorporating our technology, they are not obligated to pay us royalties. We expect that the period of time between entering into a development license and actually recognizing commercial use royalties will be lengthy and difficult to predict.
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
     In the three and six months ended June 30, 2005, we spent 91% and 111%, respectively, of our total revenues on sales and marketing. We expect to continue to incur disproportionately high sales and marketing expenses in the future. To market our products effectively, we must develop client and server channel markets. We will continue to incur the expenses for a sales and marketing infrastructure before we recognize significant revenue from sales of the product. Because customers in the smart device market tend to remain with the same vendor over time, we believe that we must devote significant resources to each potential sale. If potential customers do not design our products into their systems, the resources we have devoted to the sales prospect would be lost. If we fail to achieve and sustain significant increases in our quarterly sales, we may not be able to continue to increase our investment in these areas. With increased expenses, we must significantly increase our revenue if we are to become profitable.
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
Our revenue model may not succeed.
     Competition could force us to reduce the prices of our products, which would result in reduced gross margins and could harm our ability to provide adequate service to our customers and our business. Our pricing model for our software products is a combination of (1) initial license fees, (2) royalties, (3) support and maintenance fees, (4) trials and installations (5) hosting services and (6) engineering service fees, any of which may be subject to significant pricing pressures. Also, the market may demand alternative pricing models in the future, which could decrease our revenues and gross margins.
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
     We currently have 14 employees in the United States, 8 employees in the United Kingdom and 15 employees in Sweden. In the past, the geographic distance between our engineering personnel in the United Kingdom and our principal offices in California and primary markets in Asia, Europe and the United States has led to logistical and communication difficulties. In the future, we may experience similar difficulties, which may have an adverse impact on our business. Further, because a substantial portion of our research and development operations is located in the

United Kingdom and Sweden, our operations and expenses are directly affected by economic and political conditions in the United Kingdom and Sweden.
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
     In March 2005, we acquired Mi4e Device Management, AB, a company headquartered in Sweden. We now have 15 employees and an office in Sweden. It takes substantial management time and financial resources to integrate operations in connection with an acquisition, and the potential logistical, personnel and customer challenges are exacerbated when, as in this case, the acquirer and target company are separated by great geographic distance.
International sales of our products, which we expect to comprise a significant portion of total revenue, expose us to the business and economic risks of international operations.
     Sales from outside of the United States accounted for approximately 81% and 65% of our total revenue for the six months ended June 30, 2005 and June 30, 2004, respectively. We expect to market SSP, DMS and OMC to mobile operators and handset manufacturers in Europe. Economic conditions in Europe and fluctuations in the value of the Euro, British pounds sterling and Swedish Krona against the U.S. dollar could impair our revenue and results of operations. International operations are subject to a number of other risks. These risks include:
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
Our technology depends on the adoption of standards such as those set forth by the Open Mobile Alliance (“OMA”). If such standards are not effectively established our business could suffer. Use of open industry standards, however, may also make us more vulnerable to competition.
     We promote open standards in our technology in order to support open competition and interoperability. We do not exercise control over the development of open standards. Our products are integrated with communication service providers’ systems and mobile phones. If we are unable to continue to successfully integrate our platform products with these third-party technologies, our business could suffer. In addition, large wireless operators sometimes create detailed service specifications and requirements, such as Vodafone Live or DoCoMo iMode, and such operators are not required to share those specifications with us. Failure or delay in the creation of open, global specifications could have a negative impact on our sales and operating results.
     The widespread adoption of open industry standards, however, may make it easier for new market entrants and existing competitors to introduce products that compete with our software products.

Product defects can be expensive to fix and may cause us to lose customers.
     The software we develop is complex and must meet the stringent technical requirements of our customers. We must develop our products quickly to keep pace with the rapidly changing Internet software and telecommunications markets. Software products and services as complex as ours are likely to contain undetected errors or defects. Software errors are particularly common when a product is first introduced or a new version is released. Despite thorough testing, our products might be shipped with errors. If this were to happen, customers could reject our products, or there might be costly delays in correcting the problems, and we could face damage to our reputation. Our products are increasingly used in systems that interact directly with the general public, such as in transportation and medical systems. In these public-facing systems, the failure of our product could cause substantial property damage or personal injury, which could expose us to product liability claims. Our products are used for applications in business systems where the failure of our product could be linked to substantial economic loss. Our agreements with our customers typically contain provisions designed to limit our exposure to potential product liability and other claims. It is likely, however, that these provisions are not effective in all circumstances and in all jurisdictions. We may not have adequate insurance against product liability risks, and renewal of our insurance may not be available to us on commercially reasonable terms. Further, our errors and omissions insurance may not be adequate to cover claims. If we ever had to recall our product due to errors or other problems, it would cost us a great deal of time, effort and expense.
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
Our performance depends significantly on our ability to protect our intellectual property and proprietary rights in the technologies used in our products. If we are not adequately protected, our competitors could use the technologies that we have developed to enhance their products and services, which could harm our business.
     We rely on a combination of patent, copyright, trademark, trade secret laws, confidentiality provisions and other contractual provisions to protect our intellectual property and proprietary rights, but these legal means afford only limited protection. Despite the measures we take to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information which we regard as proprietary. In addition, the laws of some countries may not protect our intellectual property and proprietary rights as fully as do the laws of the United States. Thus, the measures we take to protect our intellectual property and proprietary rights in the United States and abroad may not be adequate. In addition, our competitors may independently develop similar technologies.
     The market for wireless communications and the delivery of Internet-based services are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the possibility of infringement claims against us grows. In addition, because patents can take many years to issue, there may be one or more patent applications now pending of which we are unaware, and which we may be accused of infringing when patent(s) are issued from the application(s) in the future. To address any patent infringement claims, we may need to enter into royalty or licensing agreements on disadvantageous commercial terms. We may also have to incur significant legal expenses to ascertain the risk of infringing a patent and the likelihood of that patent being valid. A successful claim of patent infringement against us, and our failure to license the infringing or similar technology, could harm our business. In addition, any infringement claims, with or without merit, would be time consuming and expensive to litigate or settle and could divert management attention from administering our core business.
     As a member of several groups involved in setting standards for the industry, we have agreed to license our intellectual property to other members of those groups on fair and reasonable terms to the extent that the intellectual property is essential to implementing the specifications promulgated by those groups. Each of the other members of the groups has agreed to similar provisions.
Our products may infringe the intellectual property rights of third parties, which may result in lawsuits and prevent us from selling our products.
     As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products based on our technology may increasingly become the subject of infringement claims. Third parties could assert infringement claims against us in the future. For example, other companies have asked us to evaluate the need for a license of patents they hold, and we cannot assure you that patent infringement claims will not be filed against us in the future. Infringement claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, might not be available on terms acceptable to us. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims, whether or not the litigation is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. If there is an adverse ruling against us in any litigation, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. Our failure to develop or license a substitute technology could prevent us from selling our products.
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
If we are unable to favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment our stock price could be adversely affected.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our Annual Report on Form 10-K for the year ending December 31, 2006, our management will be required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. The process of reviewing, documenting and testing our internal controls over financial reporting, will result in substantial increased expenses and the devotion of significant management and other internal resources.
     We may encounter problems or delays in completing the assessment and the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting, including having the necessary financial resources to conduct the assessment and implementation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For the six months ended June 30, 2005 approximately 52% of our total revenues and 62% of our operating expenses were denominated in U.S. dollars. 40% of our revenues were in Euros, 5% of our revenues were denominated in British pounds sterling and 3% of our revenues were denominated in Swedish Krona. 28% of our expenses were in British pounds sterling and 10% of our expenses in Swedish Krona. Consequently we are exposed to fluctuations in Euro, British pounds sterling and Swedish Krona exchange rates. There can be no assurance that such fluctuations will not have a material effect on our results of operations in the future. We did not enter into any currency option hedge contracts in 2004 or the first six months of 2005.
Item 4. Controls and Procedures
     We have evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective. This evaluation was made under the supervision and with the participation of management, including our principal executive officer, and principal accounting and financial officer, within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer, and principal accounting and financial officer, have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls during our second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
(a)	We held an Extraordinary General Meeting on May 24, 2005. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)	The matter described below was voted on at the Extraordinary General Meeting, and the number of votes cast were as indicated:
     1.  To approve the issuance and sale by Insignia Solutions plc of up to $12 million in American depositary shares representing ordinary shares, nominal value 20 pence (but not in excess of 20,000,000 shares, including 4,000,000 shares issuable on exercise of warrants), to Fusion Capital Fund II, LLC, an Illinois limited liability company, pursuant to a Securities Subscription Agreement dated February 10, 2005 between Insignia Solutions plc and Fusion Capital.

FOR	AGAINST	ABSTAIN
15,751,442	152,293	5,681
Item 5. Other Information
None
Item 6. Exhibits
The following exhibits are filed as part of this Report:

Exhibit
Number	Exhibit Title
31.1	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer and Principal Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Chief Financial Officer and Principal Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SOLUTIONS PLC (Registrant)
Date: August 19, 2005	/s/ Mark E. McMillan
MARK E. MCMILLAN
Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
31.1	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer and Principal Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Chief Financial Officer and Principal Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.