Form 10-K/A
period 2004-12-31
INSIGNIA SOLUTIONS PLC
filed 2005-08-31
CIK 1002390

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
(Title of class)
Ordinary Shares (£0.20 nominal value)
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment of this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $24,079,514 as of June 30, 2005 based upon the closing sale price on the Nasdaq Small Cap Market reported for such date. Ordinary shares held by each officer and director and by each person who owns 5% or more of the outstanding Ordinary share capital have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of August 1, 2005, there were 42,503,025 ordinary shares of £0.20 each nominal value, outstanding.

Item 9A -- Controls and Procedures
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

EXPLANATORY NOTE
      This Form 10-K/A is being filed to amend and restate Item 9A of Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 10-K”), which was filed with the Securities and Exchange Commission on March 30, 2005 by Insignia Solutions plc (the “Company”). This amendment amends and restates disclosure in Item 9A regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004 to conform to the requirements of SEC Regulation S-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.
      For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Item 9A of the 2004 10-K has been amended and restated in its entirety. No changes have been made in this Form 10-K/A that modify or update other disclosures as presented in the original 2004 10-K.

PART II

Item 9A —	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures. We conducted an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report (the “Evaluation Date”) .. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
      Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART IV

Item 15 —	Exhibits

Exhibit
Number	Exhibit Title

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on August 31, 2005.

INSIGNIA SOLUTIONS PLC

By:	/s/ Mark E. McMillan

Mark E. McMillan
Chief Executive Officer

2

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3