Form 10-Q
period 2005-09-30
INSIGNIA SOLUTIONS PLC
filed 2005-12-09
CIK 1002390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or,

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-27012
Insignia Solutions plc
(Exact name of Registrant as specified in its charter)

England and Wales	Not applicable
(State or other jurisdiction of	(I.R.S. employer identification
incorporation or organization)	number)

41300 Christy Street	Mercury Park, Wycombe Lane
Fremont	Wooburn Green
California 94538	High Wycombe, Bucks HP10 0HH
United States of America	United Kingdom
(510) 360-3700	(44) 1628-539500
(Address and telephone number of principal executive offices and principal places of business)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes Yes ☐ No ☑
As of November 30, 2005, there were 42,503,025 of the registrant’s ordinary shares, £0.20 each nominal value, outstanding.

INSIGNIA SOLUTIONS PLC

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INSIGNIA SOLUTIONS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$25	$902
Restricted cash	50	50
Accounts receivable, net of allowances of $175 and $0, respectively	922	175
Other receivables	5	241
Tax receivable	124	322
Prepaid expenses	309	456

Total current assets	1,435	2,146
Property and equipment, net	86	140
Intangible assets, net	2,193	—
Goodwill	503	—
Investment in affiliate	—	68
Other assets	236	233

	$4,453	$2,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,149	$241
Accrued liabilities	1,154	995
Notes payable	40	—
Deferred revenue	97	10

Total current liabilities	2,440	1,246
Notes payable net of current portion	164	—

Total liabilities	2,604	1,246

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred shares, £0.20 par value: 3,000,000 shares authorized; no shares issued	—	—
Ordinary shares, £0.20 par value: 75,000,000 shares authorized; 42,503,025 and 35,722,205 shares issued and outstanding in 2005 and 2004, respectively	14,496	11,939
Additional paid-in capital	66,574	64,459
Ordinary share subscription	712	—
Accumulated deficit	(79,472)	(74,596)
Other accumulated comprehensive loss	(461)	(461)

Total shareholders’ equity	1,849	1,341

	$4,453	$2,587

The accompanying notes are an integral part of these condensed consolidated financial statements

INSIGNIA SOLUTIONS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, amounts in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues:
License	$464	$100	$1,381	$521
Service	338	7	617	12

Total net revenues	802	107	1,998	533

Cost of net revenues:
License	42	—	125	28
Service	150	—	166	—

Total cost of net revenues	192	—	291	28

Gross profit	610	107	1,707	505

Operating expenses:
Sales and marketing	608	578	1,937	1,923
Research and development	553	654	2,144	2,126
General and administrative	753	603	2,237	1,864
Amortization of intangible assets	97	—	207	—

Total operating expenses	2,011	1,835	6,525	5,913

Operating loss	(1,401)	(1,728)	(4,818)	(5,408)

Interest income (expense), net	2	4	(40)	6
Other income (expense), net	17	(3)	23	248

Loss before income taxes	(1,382)	(1,727)	(4,835)	(5,154)

Provision for (benefit from) income taxes	5	2	41	(211)

Net loss	(1,387)	(1,729)	(4,876)	(4,943)

Accretion of dividend on subsidiary preferred stock	(54)	—	(54)	—
Deemed dividend related to beneficial conversion feature of subsidiary preferred stock	(196)	—	(611)	—

Net loss attributable to ordinary shareholders	$(1,637)	$(1,729)	$(5,541)	$(4,943)

Net loss per share:
Basic and diluted	$(0.04)	$(0.06)	$(0.13)	$(0.17)

Weighted average shares and share equivalents:
Basic and diluted	42,495	29,384	41,475	29,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, amounts in thousands)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,876)	$(4,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82	77
Amortization of intangible assets	207	—
Allowance for doubtful accounts	175	—
Non-cash charge for warrants, shares and stock options	64	353
Equity in net loss of affiliate	68	40
Gain on sale of product line	—	(302)
Loss on disposal of property and equipment	6	—
Net changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(781)	(439)
Other receivables	248	(225)
Tax receivable	203	(38)
Prepaid royalties	—	2,185
Prepaid expenses	158	152
Other noncurrent assets	(3)	(3)
Accounts payable	827	(74)
Accrued liabilities	20	(318)
Deferred revenue	(134)	(627)

Net cash used in operating activities	(3,736)	(4,162)

Cash flows from investing activities:
Purchases of property and equipment	(14)	(67)
Investment in affiliate	—	(75)
Acquisition of Mi4e, net of cash acquired	149	—
Increase in restricted cash	—	(30)
Proceeds from sale of property and equipment	4	—

Net cash provided by (used in) investing activities	139	(172)

Cash flows from financing activities:
Proceeds from issuance of shares, net	2,235	1,604
Proceeds from exercise of warrants	—	389
Proceeds from exercise of stock options and employee stock purchases	114	606
Proceeds from notes payable	425	—
Repayment of notes payable	(54)	—

Net cash provided by financing activities	2,720	2,599

Net decrease in cash and cash equivalents	(877)	(1,735)
Cash and cash equivalents at beginning of the period	902	2,212

Cash and cash equivalents at end of the period	$25	$477

Supplemental non-cash investing and financing activities:
Non-cash issuance of shares for acquired business	$2,749	$—

Non-cash issuance of shares upon conversion of notes payable	$275	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGNIA SOLUTIONS PLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(unaudited)
Note 1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements of Insignia Solutions plc (“Insignia”, “us”, “our”, “we”, the “Registrant” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements and notes should be read in conjunction with Insignia’s audited consolidated financial statements for the year ended December 31, 2004 and footnotes thereto, included in Insignia’s Annual Report on Form 10-K and Insignia’s audited consolidated financial statements for the six months ended June 30, 2005 included in the Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission on October 13, 2005 (the “2005 S-1 Registration Statement”).
During the past 24 months, we have incurred an aggregate loss from operations and negative operating cash flows of $13.8 million and $12.0 million, respectively. As part of our strategy for ongoing funding, on February 10, 2005, we entered into a securities subscription agreement (the “2005 Fusion Capital securities subscription agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Pursuant to the 2005 Fusion Capital securities subscription agreement, Fusion Capital has agreed to purchase on each trading day after the commencement of funding, $20,000 of our American Depository Shares (“ADSs”), representing ordinary shares of Insignia, for an aggregate of up to $12 million over a 30-month period, subject to earlier termination at our discretion. The commencement of funding under the 2005 Fusion Capital securities subscription agreement is subject to certain conditions, including the declaration of effectiveness by the Securities and Exchange Commission of a registration statement covering the sale of the ADSs issued to Fusion Capital under the 2005 Fusion Capital securities subscription agreement. The 2005 S-1 Registration Statement, which covers the sale of the ADSs to be issued to Fusion Capital under the 2005 Fusion Capital securities subscription agreement, was declared effective by the Securities and Exchange Commission on October 25, 2005. Fusion Capital may not purchase shares under the 2005 Fusion Capital securities subscription agreement if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of our shares outstanding at the time of the purchase by Fusion Capital. Currently, Fusion Capital beneficially owns approximately 9.9% of our shares. In addition, Fusion Capital is not required to purchase shares if the market price is less than $0.40 per share during any trading day. Any delay in the commencement of funding under the Fusion Capital securities subscription agreement could jeopardize our business.
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

Currency
We follow accounting principles generally accepted in the United States of America. We conduct our business in U.S. dollars, Euros and British pounds sterling, and since March 16, 2005, also in Swedish Krona. All amounts included in the financial statements and in the notes herein are in U.S. dollars unless designated “£’’, in which case they are in British pounds sterling.
Note 2. Net loss per share
Net loss per share is presented on a basic and diluted basis, and is computed by dividing our net loss attributable to ordinary shareholders by the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of warrants and stock options that have a dilutive effect (using the treasury stock method). Under the basic method of calculating net loss per share, ordinary equivalent shares are excluded from the computation. Under the diluted method of calculating net loss per share, ordinary equivalent shares were excluded from the computation because their effect was anti-dilutive, due to our net loss.
The calculation of basic and diluted net loss per share is as follows:

	(in thousands, except per share data)
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator — basic and diluted:
Net loss attributable to ordinary shareholders	$(1,637)	$(1,729)	$(5,541)	$(4,943)

Denominator of basic and diluted:
Weighted average number of ordinary shares outstanding	42,495	29,384	41,475	29,081

Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.13)	$(0.17)

Options to purchase 4,136,506 and 4,440,113 shares of ordinary shares and warrants to purchase 10,047,336 and 1,143,844 ordinary shares were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.
Note 3. Stock-based compensation
Insignia accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure — an Amendment of FASB Statement No.123”. The following table illustrates the effect on our net loss attributable to ordinary shareholders and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No.123 (“SFAS 123”), “Accounting for Stock-Based Compensation” to stock-based compensation.

	(in thousands, except per share data)
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss attributable to ordinary shareholders — as reported	$(1,637)	$(1,729)	$(5,541)	$(4,943)
Less stock-based compensation expense determined under fair value based method	(12)	(144)	(113)	(534)

Net loss attributable to ordinary shareholders — pro forma	$(1,649)	$(1,873)	$(5,654)	$(5,477)

Basic and diluted net loss per share — as reported	$(0.04)	$(0.06)	$(0.13)	$(0.17)
Basic and diluted net loss per share — pro forma	$(0.04)	$(0.06)	$(0.14)	$(0.19)

In accordance with the disclosure provisions of SFAS 123, the fair value of employee stock options granted during the three and nine months ended September 30, 2005 and 2004 was estimated at the date of grant using the Black-Scholes model and the following assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Stock Options:
Volatility range	276 – 277%	155 – 274%	104 – 277%	139 – 274%
Risk-free interest rate range	3.83 – 4.42%	2.39 – 3.77%	3.83 – 4.43%	1.11 – 4.07%
Dividend yield	0%	0%	0%	0%
Expected life (years)	4	4	4	4
Employee Stock Purchase Plan:
Volatility range	—	66%	84%	66 – 198%
Risk-free interest rate range	—	1.25%	2.93%	1.13 – 1.25%
Dividend yield	0%	0%	0%	0%
Expected life (years)	0.5	0.5	0.5	0.5
Note 4. New accounting pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), a revision to SFAS 123. SFAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under our 1995 Incentive Stock Option Plan (“Purchase Plan”), stock options, restricted stock, restricted stock units and stock appreciation rights. SFAS 123R will require Insignia to record compensation expense in its consolidated statement of operations for SBP awards based on the fair value of the SBP awards. Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of the Company’s ordinary shares. Stock options, stock appreciation rights and shares issued under the Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes model (the model that Insignia currently uses for its footnote disclosure). SFAS 123R is effective for annual periods beginning after June 15, 2005 and, accordingly, Insignia must adopt the new accounting provisions effective January 1, 2006. The Company will adopt the provisions of SFAS 123R using a modified prospective application. Under a modified prospective application, SFAS 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. Insignia is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing share-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its consolidated financial statements.
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

Note 5. Mi4e Acquisition
On March 16, 2005, we acquired 100% of the capital stock of Mi4e Device Management AB (“Mi4e”), a private company headquartered in Stockholm, Sweden. The consideration paid in the transaction was 2,969,692 ADSs, and another 989,896 ADSs are issuable on March 31, 2006, subject to potential offset for breach of representations, warranties and covenants. In addition, up to a maximum of 700,000 Euros is payable in cash in a potential earn-out based on a percentage of future revenue collected from sales of existing Mi4e products. As of September 30, 2005, $109,000 had been earned and accrued for in the accompanying consolidated balance sheet. Mi4e develops, markets and supports software technologies that enable mobile operators and phone manufacturers to update firmware of mobile devices using standards over-the-air data networks. Its main product, a Device Management Server (“DMS”) is a mobile device management infrastructure solution for mobile operators that support the Open Mobile Alliance (“OMA”) Client Provisioning Specification.
The initial purchase price of approximately $3.0 million consisted of 3,959,588 ordinary shares (including the shares issuable in March 2006) with a value of approximately $2,749,000 and acquisition costs of approximately $267,000. The fair value of Insignia’s ordinary shares was determined using an average value of $0.6943 per share, which was the average closing price of Insignia’s ordinary shares three days before and after the measurement date of February 10, 2005. The shares issuable in March 2006 have been recorded as an ordinary share subscription on the condensed consolidated balance sheet. Any earn-out amounts payable by Insignia to Mi4e’s shareholders will be recorded as additional purchase price and an increase to goodwill, but such amounts are not included in the initial purchase price.
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
In performing the purchase price allocation of acquired intangible assets, Insignia considered its intention for future use of the assets, analysis of historical financial performance and estimates of future performance of Mi4e’s products, among other factors. The amounts allocated to the intangible assets were determined through established valuation techniques established in the technology industry. Insignia determined the fair values of the above intangible technology assets using the “residual income” method, and for the customer relationships the “income approach” method was used.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	$802	$161	$2,211	$836

Net loss attributable to ordinary shareholders	$(1,637)	$(1,789)	$(5,702)	$(5,418)
Net loss per share — Basic and diluted	$(0.04)	$(0.05)	$(0.14)	$(0.16)
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
Insignia, on a limited basis, has granted price protection. The terms of these agreements are generally perpetual. We have not recorded any liabilities for these potential future payments either because they are not probable or not determinable.
Insignia warrants its software products against defects in material and workmanship under normal use and service for a period of ninety days. There is no warranty accrual recorded because potential future payments either are not probable or we have yet to incur the expense.

Note 7. Segment reporting and long-lived assets
Insignia operates in a single industry segment, providing software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks. In the third quarter of 2004, one customer accounted for 93% of total revenues. In the three months ended September 30, 2005, one Swedish company accounted for 38% of total revenues, and two European companies accounted for 27% of total revenues. In the nine months ended September 30, 2004, five customers accounted for 95% of our total revenues, and in the first nine months of 2005 four customers accounted for 53% of total revenues with the largest customer accounting for 15% of total revenues. No other customers accounted for 10% or more of Insignia’s total revenues during the three or nine months ended September 30, 2005 and 2004. Sales to customers outside the United States, derived mainly from customers in Europe, the Middle East, Asia and Africa, represented approximately 93% and 85% of total revenues in the three and nine months ended September 30, 2005, respectively, and approximately 100% and 72% of total revenues in the three and nine months ended September 30, 2004, respectively. Revenue is attributed to countries based on customer location.
As of September 30, 2005, the majority of our long-lived assets are located outside the United States, principally in the United Kingdom and Sweden. All of our net intangible assets ($2,193,000), goodwill ($503,000) and other non-current assets ($236,000) are located outside the United States. $23,000 of our net fixed assets are located outside the United States. At December 31, 2004, substantially all of our long-lived assets were located in the United States.
Note 8. Equity transactions and warrants
On October 17, 2002, we entered into a securities subscription agreement (the “2002 Fusion Capital Agreement”) with Fusion Capital, pursuant to which Fusion Capital agreed to purchase, on each trading day following the effectiveness of a registration statement covering the ADSs to be purchased by Fusion Capital, $10,000 of our ADSs up to an aggregate of $6.0 million over a period of 30 months. The purchase price of the ADSs was based on a formula based on the market price at the time of each purchase. In 2004, we sold 3,100,060 shares to Fusion Capital for aggregate proceeds of $1.5 million, net of transaction costs, under the 2002 Fusion Capital securities subscription agreement. During 2003, we issued and sold to Fusion Capital 3,380,132 ADSs resulting in proceeds of $1.9 million, net of transaction costs, under the 2002 Fusion Capital securities subscription agreement. During January 2005, we sold 299,007 ADSs for $200,000 under the 2002 Fusion Capital agreement. As of December 31, 2004, new ordinary shares of 6,480,192 were purchased under the Fusion Capital securities subscription agreement for a total of $3.6 million, net of issuance costs. Of this amount, $190,000 was recorded as an other receivable on the consolidated balance sheet at December 31, 2004 as payment was not received until January 2005.
Under the terms of the 2002 Fusion Capital Agreement, we issued to Fusion Capital one redeemable warrant for ADSs representing 1,000,000 ordinary shares, and one non-redeemable warrant for ADSs representing 1,000,000 ordinary shares. The exercise price per share of each warrant was the U.S. dollar equivalent of 20.5 pence. Each warrant expires on September 30, 2007. The fair value of the warrants was estimated at $544,000 on the date of grant using the Black-Scholes pricing model with the following assumption: no dividend yield; risk-free rate of 2.5%; volatility of 101%; and expected life of five years. The fair value of the warrants have been expensed in other expense entirely in the year-ended December 31, 2002. Unless an event of default (including termination of the agreement) occurs under the 2002 Fusion Capital Agreement, the shares issuable upon exercise of these warrants must be held by Fusion Capital until 30 months from the date of the 2002 Fusion Capital Agreement or the date the agreement is terminated. Upon Fusion Capital’s exercise of these warrants in 2003, we issued Fusion Capital 2,000,000 ADSs for a total of $668,000, net of issuance costs. On February 9, 2005, Insignia and Fusion Capital entered into a mutual termination agreement pursuant to which the 2002 Fusion Capital Agreement was terminated. As a result of this termination, the 2,000,000 shares issued on exercise of the warrants in connection with the 2002 securities subscription agreement may be resold by Fusion Capital under the Company’s existing registration statement.
On October 18, 2004, Insignia closed two equity financing transactions in which we raised over $2.3 million, net of transaction costs. We closed a private placement financing with certain institutional and other accredited investors pursuant to which we issued and sold 3,208,499 newly issued ADSs and warrants to purchase 802,127 ADSs, for a total purchase price of approximately $1.5 million, or $1.3 million net of transaction costs. The shares were priced at $0.48 per share, and the warrants have an exercise price of $1.06 per share. The warrants may be exercised any time after the date that is six months after the closing of the private placement until the earlier of April 18, 2010 or a change of control of Insignia. We also issued warrants to purchase an aggregate of 204,597 ADSs to the two principals of Nash Fitzwilliams Ltd. as compensation for Nash Fitzwilliams Ltd’s services as placement agent. The warrants issued to the Nash Fitzwilliams’ Ltd’s principals have the same exercise price and terms as the warrants issued to the investors in the private placement. In addition, in July 2005, we issued to each of the investors in the private placement financing a warrant (each a “penalty warrant”) to purchase ADSs equal to 6% of the shares purchased by each investor at the closing of the financing. The exercise price for the penalty warrants is $1.11 per share. The exercise price for the penalty warrants is $1.11 per share. We have filed a resale registration statement with the Securities and Exchange Commission for the purpose of registering the resale of the shares, and the shares underlying the warrants, issued in the private placement. Additionally, under a previously executed securities subscription agreement, we sold to Fusion Capital 2,500,000 shares of newly issued ADSs at a purchase price of $0.40 per share, resulting in proceeds of approximately $1.0 million, net of transaction costs. As of October 18, 2004, we had sold an aggregate of $3.152 million of Insignia’s ADSs (out of a total potential issuance of $6 million under the securities subscription agreement) to Fusion Capital.
On February 9, 2005, Insignia sold to Fusion Capital 3,220,801 ADSs at a purchase price of $0.40 per share, resulting in proceeds of approximately $1.3 million. These shares were issued to Fusion Capital in a private placement, and are registered under the 2005 S-1 Registration Statement.
On February 10, 2005, Insignia entered into the 2005 Fusion Capital securities subscription agreement with Fusion Capital to sell up to an aggregate of $12 million in ADSs to Fusion Capital over a period of 30 months. The shares will be priced based on a market-based formula at the time of purchase. The commencement of funding under the 2005 Fusion Capital securities subscription agreement is subject to certain conditions, including the declaration of effectiveness by the Securities and Exchange Commission of a registration statement covering the ADSs to be purchased by Fusion Capital under the 2005 Fusion Capital securities subscription agreement. The 2005 S-1 Registration Statement, which covered the sale of the ADSs to be issued to Fusion Capital under the 2005 Fusion Capital securities subscription agreement, was declared effective by the Securities and Exchange Commission on October 25, 2005. In addition, Fusion Capital may not purchase shares under the 2005 Fusion Capital securities subscription agreement if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of our shares outstanding at the time of the purchase by Fusion Capital. Currently, Fusion Capital beneficially owns approximately 9.9% of our shares. In addition, Fusion Capital shall not have the right nor be obligated to subscribe for any ADSs on any trading days that the purchase price of our ADSs (as defined in the 2005 Fusion Capital securities subscription agreement) falls below $0.40 at any time during the trading day. The purchase price of our ADSs had been $0.40 or above $0.40 from October 25, 2005, the date when the 2005 S-1 Registration Statement was declared effective, until November 2, 2005. However, the purchase price of our ADSs has been less than $0.40 between November 3, 2005 through December 8, 2005 at some point during each such trading day. Accordingly, our ability to obtain funding under the 2005 Fusion Capital securities subscription agreement is dependent on the trading price of our ADSs increasing to at or above $0.40 per ADS. Any delay in the commencement of funding under the 2005 Fusion Capital securities subscription agreement or in obtaining other funding could jeopardize Insignia’s business. As a commitment fee for this facility, we issued to Fusion

Capital warrants for 2,000,000 ADSs exercisable at the greater of £0.205 or $0.40 per share and for 2,000,000 ADSs exercisable at £0.205 per share. These warrants are exercisable immediately and expire on February 28, 2010.
On March 16, 2005, we closed our acquisition of Mi4e, a private company headquartered in Stockholm, Sweden. The consideration paid in the transaction was 2,969,692 ADSs representing ordinary shares and another 989,896 ADSs are issuable on March 31, 2006, subject to potential offset for breach of representations, warranties and covenants.
In June 2005, the Company issued convertible notes to three shareholders in exchange for a bridge financing of $275,000. These notes were converted into Series A Preferred Stock of our wholly-owned subsidiary, Insignia Solutions, Inc. (our “Subsidiary”) on June 30, 2005, as described below. In consideration of this bridge financing, the Company accrued loan fees in the form of 45,833 ADSs and warrants to purchase an aggregate of 45,833 ADSs at an exercise price of $0.58 per share were issued. The 45,833 ADSs were valued at a market value of $25,200 and the warrants had a fair value, calculated using the Black-Scholes model, of approximately $17,000. These warrants are exercisable on December 21, 2005 and expire on June 30, 2010.
On June 30, 2005 and July 5, 2005, we and our Subsidiary entered into securities subscription agreements with Fusion Capital and other investors. Pursuant to these subscription agreements, we completed a closing for an aggregate of $1,000,000 on June 30, 2005 (including exchange of the $275,000 bridge notes issued in June 2005), and we completed a second closing on July 5, 2005 for an additional $440,400. Pursuant to these subscription agreements, our Subsidiary issued its Series A Preferred Stock, no par value per share, to the investors. This preferred stock is non-redeemable. The shares of preferred stock (plus all accrued and unpaid dividends thereon) held by each investor are exchangeable for ADSs (i) at any time at the election of such investor, (ii) automatically upon written notice by us to such investor in the event that the sale price of the ADSs on the Nasdaq SmallCap Market is greater than $1.50 per share for a period of ten consecutive trading days, and certain other conditions are met, and (iii) automatically to the extent any shares of the preferred stock have not been exchanged prior to June 30, 2007. The preferred stock will accrue dividends at a rate of 15% per year compounded annually until June 30, 2007, at which time no further dividends will accrue, and are payable in the form of additional ADSs. Including accruable dividends, the shares of preferred stock issued on June 30, 2005, together with the additional shares issued on July 5, 2005, will be exchangeable for 3,306,251 and 1,456,075 ADSs, respectively, at an initial purchase price of $0.40 per ADS. As of September 30, 2005, approximately $54,000 has been accrued for the value of the 15% dividend in the accompanying consolidated statements of operations. Pursuant to the subscription agreements, we also issued to the investors on June 30, 2005 and July 5, 2005, warrants to purchase an aggregate of 2,500,000 and 1,101,000 ADSs, respectively, at an exercise price per share equal to the greater of $0.50 or the U.S. Dollar equivalent of 20.5 U.K. pence. These warrants are immediately exercisable and expire on June 30, 2010. We also entered into registration rights agreements with the investors pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission covering the resale of (i) the ADSs issued to the investors upon exchange of the Preferred Stock under their subscription agreements and (ii) the ADSs issuable upon exercise of their warrants. In connection with the July 5, 2005 closing of the private placement, we also issued warrants to purchase an aggregate of 77,070 ADSs to Anthony Fitzgerald and Next Level Capital, Inc. as compensation for services as placement agents, on substantially similar terms as the warrants issued to the investors in such private placement. The 2005 S-1 Registration Statement, which covers the resale of the ADSs issued to the investors upon exchange of the preferred stock under their subscription agreements and the ADSs issuable upon exercise of the warrants issued to the investors, Anthony Fitzgerald and Next Level Capital, Inc. in the private placement was declared effective by the Securities and Exchange Commission on October 25, 2005.
The issuance of the Series A Preferred Stock of our Subsidiary resulted in a beneficial conversion feature, calculated in accordance with EITF No. 00-27, “Application of Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios to Certain

Convertible Instruments” based upon the conversion price of the preferred stock into ADSs, and the fair value of the ADSs at the date of issue. Accordingly, the warrants issued as of June 30, 2005 were valued at $585,000, using a Black-Scholes model and the Company recognized $415,000 as a charge to additional paid-in-capital to account for the deemed dividend on the preferred stock, as of the issuance date, which represented the amount of the proceeds allocated to the preferred stock. The warrants issued as of July 5, 2005 (excluding the warrants issued to the placement agents in such closing) were valued at $244,000, using a Black-Scholes model and the Company recognized $196,000 as a charge to additional paid-in-capital to account for the deemed dividend on the preferred stock, as of the issuance date, which represented the amount of the proceeds allocated to the preferred stock. The amount of the deemed dividend related to the beneficial conversion feature was recorded upon the issuance of the preferred stock, as the preferred stock can be converted to ADSs by the holder at any time.
The following table summarizes the warrant activity during the nine months ended September 30, 2005.

	Warrants outstanding	Warrants outstanding
	and exercisable	exercise price
Balance, December 31, 2004	2,130,911	$0.92-$5.00

Granted	7,916,425	0.37-$1.11	(1)
Exercised	—	—

Balance, September 30, 2005	10,047,336	$0.37 - $5.00	(1)

(1)	2,000,000 of the warrants are exercisable at £0.205 ($0.37 as of September 30, 2005), 2,000,000 at the greater of £0.205 or $0.40 and 3,036,403 of the warrants are exercisable at the greater of £0.205 or $0.50.
Note 9. Related party transaction
On March 16, 2005, we closed our acquisition of Mi4e. The consideration paid in the transaction was 2,969,692 ADSs representing ordinary shares and another 989,896 ADSs issuable on March 31, 2006, subject to potential offset for breach of representations, warranties and covenants. In addition up to a maximum of 700,000 Euros is payable in cash in a potential earn out based on a percentage of future revenue collected from sales of existing Mi4e products. As of September 30, 2005, $109,000 of this earn-out was earned and accrued for in accrued liabilities in the accompanying consolidated balance sheet. Anders Furehed, our senior vice president of European operations, was an indirect 50% shareholder of Mi4e and thus received 1,484,846 ADSs on the closing of the acquisition.
Note 10. Notes payable
In connection with the March 16, 2005 acquisition of Mi4e, Insignia assumed two notes payable. The largest note is to ALMI Företags Partner (“ALMI”) and is referred to as a “regional development loan”. The total loan amount in Swedish Krona (“SEK”) was SEK 700,000 or approximately $90,000. This note is to be repaid by February 28, 2007 in quarterly installments of approximately SEK 54,000 or approximately $7,000. The interest rate on this note from July 1, 2005 is 8.75% per annum. As of September 30, 2005, the outstanding balance of the ALMI note was approximately SEK 285,000 or approximately $37,000. This loan is secured by a chattel mortgage in the amount of SEK 700,000 or approximately $90,000.
In addition to the ALMI note payable, there is a note payable from Skandinaviska Enskilda Banken (“SEB”). The total note amount was SEK 300,000 or approximately $39,000. The interest rate on the SEB note is approximately 6.75% per annum. As of September 30, 2005, the outstanding balance was approximately SEK 133,000 or approximately $17,000. This note is to be repaid by January 2007 in monthly installments of approximately SEK 8,000 or approximately $1,000. This loan is secured by a chattel mortgage in the amount of SEK 500,000 or approximately $64,000.
We also have a line of credit of SEK 200,000 or approximately $25,500 with SEB. As of September 30, 2005, there was no balance outstanding under this line. There is a commitment fee of 1.5% per annum on this line of credit and the borrowings bear interest at the rate of 5% per annum.
On November 4, 2005, we issued a promissory note to Fusion Capital in the amount of $450,000 in connection with a loan by Fusion Capital to Insignia in the amount of $150,0000 on September 22, 2005 and $300,000 on November 4, 2005. The annual interest rate of the loan is 17% on the outstanding balance computed on a basis of a 360-day year and the number of actual days lapsed. The maturity date of the loan is January 1, 2007.
Note 11. Share and nominal value
At our general meeting of shareholders held on September 30, 2005, our shareholders approved an increase of 35,000,000 ordinary shares to our authorized share capital and a reduction of the nominal value of our ordinary shares from 20 pence per share to 1 pence per share. The reduction in the nominal value of our ordinary shares will become effective once the order of the English High Court confirming it is registered with the U.K. Registrar of Companies, which we expect to be completed by the end of January 2006. The increase in our authorized share capital is conditional upon the reduction of the nominal value of our ordinary shares becoming effective.
Note 12. Subsequent Events
Silicon Valley Bank Loan
On October 3, 2005, Insignia entered into a Loan and Security Agreement with Silicon Valley Bank pursuant to which Insignia may request that Silicon Valley Bank finance certain eligible accounts receivable (each, a “financed receivable”) by extending credit to Insignia in an amount equal to 80% of such financed receivable (subject to certain adjustments). Accounts receivable are currently our most readily available collateral. The aggregate amount of financed receivables outstanding at any time may not exceed $1,250,000. On the maximum receivables of $1,250,000, we can borrow up to $1,000,000. Insignia must pay a finance charge on each financed receivable in the amount equal to (i) 2% plus the greater of 6.5% or Silicon Valley Bank’s most recently announced prime rate, (ii) divided by 360, (iii) multiplied by the number of days each such financed receivable is outstanding and (iv) multiplied by the total outstanding gross face amount for such financed receivable. As security for the loan, Insignia granted Silicon Valley Bank a first priority security interest in substantially all its assets, including intellectual property. Upon execution of the Loan and Security Agreement, Insignia paid Silicon Valley Bank a non-refundable facility fee of $15,000. The Loan and Security Agreement terminates on October 2, 2006, and all obligations outstanding thereunder are due and payable on that date.
Fusion Capital Loan
On November 4, 2005, we issued a promissory note to Fusion Capital in the amount of $450,000 in connection with a loan by Fusion Capital to Insignia in the amount of $150,000 on September 22, 2005 and $300,000 on November 4, 2005. The annual interest rate of the loan is 17% on the outstanding balance computed on a basis of a 360-day year and the number of actual days lapsed. The maturity date of the loan is January 1, 2007. In connection with the loan, we issued to Fusion Capital a warrant to purchase 562,500 ADSs at a purchase price per share equal to the greater of the U.S. Dollar equivalent of 20.5 UK pence or U.S. $0.60, calculated upon exercise of such warrant. The warrant is exercisable immediately and expires on November 3, 2010.

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
This Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions are used to identify forward-looking statements. These forward-looking statements concern matters which include, but are not limited to, the revenue model and market for our products, its features, benefits and advantages of our international operations and sales, gross margins, spending levels, the availability of licenses to third-party proprietary rights, business and sales strategies, matters relating to proprietary rights, competition, exchange rate fluctuations and our liquidity and capital needs. These and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below under the caption “Risk Factors” as well as those discussed elsewhere in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

The following table sets forth the unaudited condensed consolidated results of operations as a percentage of total revenues for the three- and nine-month periods ended September 30, 2005 and 2004.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues:
License	57.9%	93.5%	69.1%	97.7%
Service	42.1%	6.5%	30.9%	2.3%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of net revenues:
License	5.2%	0.0%	6.3%	5.3%
Service	18.7%	0.0%	8.3%	0.0%

Total cost of net revenues	23.9%	0.0%	14.6%	5.3%

Gross margin	76.1%	100.0%	85.4%	94.7%

Operating expenses:
Sales and marketing	75.8%	540.2%	96.9%	360.6%
Research and development	69.0%	611.2%	107.3%	399.1%
General and administrative	93.9%	563.6%	112.0%	349.7%
Amortization of intangible assets	12.1%	0.0%	10.4%	0.0%

Total operating expenses	250.7%	1,715.0%	326.6%	1,109.4%

Operating loss	(174.7)%	(1,615.0)%	(241.1)%	(1,014.6)%
Interest income (expense), net	0.2%	3.7%	(2.0)%	1.1%
Other income (expense), net	2.1%	(2.8)%	1.2%	46.5%

Loss before income taxes	(172.3)%	(1,614.0)%	(242.0)%	(967.0)%
Provision (benefit) for income taxes	0.6%	1.9%	2.1%	(39.6)%

Net loss	(172.9)%	(1,615.9)%	(244.0)%	(927.4)%

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
On March 16, 2005, we closed our acquisition of Mi4e Device Management AB (“Mi4e”), a private company headquartered in Stockholm, Sweden. The consideration paid in the transaction was 2,969,692 American depositary shares (ADSs) representing ordinary shares, and another 989,896 ADSs are issuable on March 31, 2006, subject to potential offset for breach of representations, warranties and covenants. In addition, up to a maximum of 700,000 Euros is payable in a potential earn-out based on a percentage of future revenue collected from sales of existing Mi4e products. As of September 30, 2005, $109,000 was earned and accrued for in the accompanying consolidated balance sheet. Mi4e develops, markets and supports software technologies that enable mobile operators and phone manufacturers to update firmware of mobile devices using standards over-the-air data networks. Its main product, a Device Management Server (“DMS”), is a mobile device management infrastructure solution for mobile operators that support the Open Mobile Alliance (“OMA”) Client Provisioning Specification. DMS was first deployed at Telstra in Australia in 2000 and has since been deployed at more than ten carriers around the world. By integrating the Mi4e capabilities with existing Insignia applications, our strategy is to deliver comprehensive solutions across multiple generations of technology and therefore resolve firmware update and compatibility issues for current and future users who require over-the-air repair.
Currently we primarily offer the SSP, DMS and OMC product lines. Our revenues from these products are derived from:
•	initial licensing fees

•	royalties paid based on volume of users

•	support and maintenance fees

•	trial and installation

•	subscription fees for hosting services

•	engineering services
Our operations outside of the United States are primarily in the United Kingdom and Sweden, where part of our research and development operations and our European sales activities are located. We sell our products directly to operators, distributors and original equipment manufacturers (“OEMs”). Our revenues from customers outside the United States are derived primarily from Europe and Asia and are generally affected by the same factors as our revenues from customers in the United States. The operating expenses of our operations outside the United States are mostly incurred in Europe and relate to our research and development and European sales activities. Such expenses consist primarily of ongoing fixed costs and consequently do not fluctuate in direct proportion to revenues. Our revenues and expenses outside the United States can fluctuate from period to period based on movements in currency exchange rates. Historically, movements in currency exchange rates have not had a material effect on our revenues and expenses.
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
Critical Accounting Policies and Estimates
The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. These estimates affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. By their nature, these judgments are subject to an inherent degree of uncertainty. The most significant estimates and assumptions relate to revenue recognition, the adequacy of allowances for doubtful accounts, long-lived assets, the valuation allowance on deferred tax assets, and business combinations. Actual amounts could differ from these estimates.
Revenue recognition
We recognize revenue in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”, and Statement of Position No. 98-9, “Modification of SOP No. 97-2.” These Statements of Position require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is probable. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.
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
We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we will defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.
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
Accounts receivable and allowance for doubtful accounts
We perform ongoing credit evaluations of our customers and will adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within expectations and the allowance established, credit loss rates may increase. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of accounts receivables and future operating results.
The preparation of financial statements requires us to make estimates of the uncollectibility of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.
Long-Lived Assets
We periodically review our property and equipment and identifiable intangible assets for possible impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Significant assumptions and estimates include the projected cash flows based upon estimated revenue and expense growth rates and the discount rate applied to expected cash flows. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.
Deferred Taxes
We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable. We have recorded a valuation allowance in an amount equal to the net deferred tax assets to reflect uncertainty regarding future realization of these assets based on past performance and the likelihood of realization of our deferred tax assets.
Business Combinations
In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations”, the purchase price of an acquired company is allocated between the intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to goodwill if indicators of potential impairment exist. As a result of business acquisitions, the allocation of the purchase price to goodwill and intangible assets could have a significant impact on our future operating results. The allocation of the purchase price of the acquired companies to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should conditions be different from management’s current estimates, material write-downs of intangible assets or goodwill may be required, which would adversely affect our operating results.
In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we assess goodwill and intangible assets with indefinite lives for impairment at least annually, or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. To the extent the carrying amount exceeds its fair value, an impairment charge to operations is recorded. At September 30, 2005, the carrying value of goodwill was $503,000.
Results of Operations
Revenues
License and Service

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
License revenue	$464	$100	$1,381	$521
Service revenue	338	7	617	12

Total net revenue	$802	$107	$1,998	$533

The SSP product line, which we launched in 2003, was expanded by our introduction of additional products in October 2004 and March 2005. These products include Open Management Client (OMC) and Device Management Server (DMS). The DMS product was acquired through the acquisition of Mi4e in March 2005. In 2005, our license revenues were derived from initial licensing fees and royalties and service fees came from support and maintenance, trials and installations, hosting services and engineering services. In 2004, revenues were derived from initial licensing fees, support and maintenance, and engineering services.
The 650% and 275% increase in total revenues from the three and nine months ended September 30, 2004 to the same periods in 2005 was primarily due to thirteen new operators becoming customers combined with the benefits of acquiring Mi4e in March 2005 as well as greater adoption of our technology during the third quarter of 2005. License revenue and service revenue accounted for 58% and 42%, respectively, of total revenues in the third quarter of 2005 compared to 93% and 7% respectively in the same period of the prior year.
The 650% increase in license revenues from the third quarter of 2004 to the third quarter of 2005 was primarily due to increased revenues from our SSP products, and the launch of the OMC and DCS products in 2005 and the integration of the products which created the Device Management Suite (DMS) and with the adoption of our products by a number of system operators. The DMS, OMC, SSP and DCS products made up 74%, 17%, 6%, and 3%, respectively, of license revenues in the third quarter of 2005. In the third quarter of 2004, the SSP product line made up 100% of total license revenues.
The $331,000 increase in service revenue from the third quarter of 2004 to the third quarter of 2005 was primarily due to the increase in agreements for set up, hosting, engineering consulting projects, and support and maintenance services for the DMS and SSP products.
Sales to customers outside the United States, derived mainly from customers in Europe, the Middle East, Asia Pacific and Africa represented approximately 93% and 85% of total revenues in the three and nine months ended September 30, 2005, respectively, and 100% and 72% of total revenues in the three and nine months ended September 30, 2004, respectively.
Expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except		(in thousands, except
	percentages)		percentages)
Cost of Revenue:
License	$42	—	$125	$28
Service	$150	—	$166	—
Percentage of total revenue
License	5%	0%	6%	5%
Service	19%	0%	8%	0%

Sales and marketing	$608	$578	$1,937	$1,923
Percentage of total revenues	76%	540%	97%	361%

Research and development	$553	$654	$2,144	$2,126
Percentage of total revenues	69%	611%	107%	399%

General and administrative	$753	$603	$2,237	$1,864
Percentage of total revenues	94%	564%	112%	350%

Amortization of intangible assets	$97	—	$207	—
Percentage of total revenues	12%	—	10%	—

Cost of license revenues consist primarily of software tools and products which assist or allow us to build and implement our own software products. Cost of license revenues for both the three and nine months ended September 30, 2005 increased over the same periods of 2004 due to purchases of software tools used in customer installations.
Cost of net revenues consist of the cost of providing service revenue, primarily representing the cost of support and engineering for customer specific projects. Cost of service revenues for both the three and nine months ended September 30, 2005 increased over the same periods of 2004 both because of a large consulting project in which we provided services and a greater volume of support and maintenance customers.
Sales and marketing expenses consist primarily of personnel and related employee costs, salesperson commissions, advertising costs, promotional expenses and travel expenses. Sales and marketing expenses increased by 5% to $608,000 in the third quarter ended September 30, 2005 from $578,000 in the third quarter ended September 30, 2004. The increase of $30,000 was primarily due to an increase of $192,000 from the addition of the Swedish sales department following the Mi4e purchase and subsequent integration of the sales department. This increase was offset in part by a decrease of $56,000 in employee and related costs from decreased headcount in the United Kingdom sales department. In addition, sales consultant fees decreased by $54,000 and the elimination of the French sales office decreased sales and marketing expenses an additional $73,000. Sales and marketing expenses increased by 1% to $1,937,000 from $1,923,000 for the nine months ended September 30, 2005 compared to the same period of 2004. The primary reason for the increase of $14,000 was due to an increase of $360,000 resulting from the addition of the Swedish Sales department. This increase was largely offset by the $348,000 one-time non-cash charge resulting from the fair value of warrants which occurred in the same period of 2004, but which did not occur in 2005.
Research and development expenses consist primarily of personnel costs and outside contract engineering services. Research and development expenses in the third quarter of 2005 decreased 15% to $553,000 from $654,000 in the same quarter of 2004. The decrease was primarily due to a $141,000 decrease in headcount in the U.S. and United Kingdom. There was also a decrease relating to an additional $150,000 of costs allocated to cost of service revenues which related to a specific consulting project. This project did not exist in the third quarter of 2004. There was also a $30,000 decrease in engineering consulting expenditures and partner programs as well as a $20,000 decrease in U.S. travel expenditures. These decreases in the third quarter of 2005 were offset in part by a $263,000 increase in engineering department costs relating to the addition of the Swedish engineering department following the Mi4e acquisition, which did not exist in the same period of 2004. For the nine months ended September 30, 2005, research and development expenditures increased 1% to $2,144,000 from $2,126,000 for the same period in 2004. The increase was primarily due to a $365,000 increase due to the addition of the Swedish engineering department and consulting related expenditures. This increase was offset in a large part due to a $105,000 decrease in engineering salaries and related benefits due to reduced headcount as well as engineering consulting fees in both the U.S. and United Kingdom locations. An additional $150,000 decrease in research and development expenses for the nine months ended September 30, 2005 as compared with the same period in 2004 was related to allocation to cost of service revenue. In addition there was a $43,000 decrease in support and maintenance for software tools no longer utilized and a $26,000 decrease in engineering travel and a $20,000 decrease in engineering recruiting fees. Research and development expenses are expected to increase moderately in the near term as Insignia further enhances its Device Management Suite technology, and as we provide support and maintenance for future licensing agreements.

General and administrative expenses consist primarily of personnel and outside services costs for accounting, legal and printing fees. General and administrative expenses increased in the third quarter of 2005 by 25% to $753,000 from $603,000 in the third quarter of 2004. The primary reason for the increase was a $173,000 increase relating to the addition of the Swedish general and administration department. There was also a $38,000 increase in fees related to establishing a line of credit and increased professional fees of $22,000 resulting from additional securities filings in the third quarter of 2005 including the preparation and filing of the 2005 S-1 Registration Statement. These increases were offset in part by decreases of $40,000 in reduced financial printing costs due to switching to a more cost effective vendor and $32,000 decrease in insurance costs for directors and officers insurance.
General and administrative expenses increased during the nine months ended September 30, 2005 over the same period of 2004 by 20% from $1,864,000 to $2,237,000 or $373,000. $302,000 is due to the addition of the Swedish general and administration department in March of 2005 and an additional $175,000 was added to the bad debt expense, which was not applicable for the nine months ended September 30, 2004. There was also an increased reliance on outside consultants, which created an increase of $52,000 during the nine months ended September 30, 2005. These increases were offset in part by a $91,000 decrease in directors and officers insurance policy costs and $44,000 in recruiting costs for the retention of a chief financial officer, which were incurred in the first nine months of 2004, but not incurred in 2005. In addition, there were $23,000 of other miscellaneous decreases for the nine months ended September 30, 2005.
Amortization of intangible assets in the three and nine months ended September 30, 2005 represents the amortization of acquired customer relationships and technology from Mi4e which we purchased in March 2005.
Interest income (expense), net

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except percentages)
Interest income (expense), net	$2	$4	$(40)	$6
Percentage of total revenue	—%	4%	(2)%	1%
Interest income (expense), net decreased slightly from income of $4,000 in the three months ended September 30, 2004 to income of $2,000 in the three months ended September 30, 2005. Interest income (expense), net decreased from an income of $6,000 in the nine months ended September 30, 2004 to expense of $40,000 in the nine months ended September 30, 2005. The decrease in interest income in the three months ended September 30, 2005 from the three months ended September 30, 2004 was due to lower cash balances during the three months ended September 30, 2005. The more significant change from interest income of $6,000 during the nine months ended September 30, 2004 to the $40,000 of interest expense in the period ended September 30, 2005 was primarily due to $42,000 of imputed interest relating to warrants issued in conjunction with a round of financing that took place in June 2005. Interest income (expense), net is expected to fluctuate depending on cash balances for the remainder of 2005 and into 2006.
Other income (expense), net

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except percentages)
Other income (expense), net	$17	$(3)	$23	$248
Percentage of total revenue	2%	(3)%	1%	47%

The primary components of other income, net for the periods presented are foreign exchange gain/loss, joint venture losses, legal settlement gains and gain on sale of the Jeode product line. In the three months ended September 30, 2005, we had a net other income of $17,000 compared to a net other loss of $3,000 in the same period of 2004. This was primarily due to a foreign exchange gain of $25,000 between the two periods and a slight write down of $4,000 in the three months ended September 30, 2004 of some outstanding balances relating to the Esmertec purchase of the Jeode product line. In the first nine months of 2004, we had a net other income of $248,000 compared to a net other income of $23,000 for the same period of 2005. The primary cause of the large gain in the nine months ended September 30, 2004 was due to a $300,000 gain from the sale of the Jeode product line in that period. This gain was partially offset by a loss of $40,000 for a write down in the investment of our affiliated Korean joint venture, which is being accounted for by the equity method. For the same period of 2005, there was a $90,000 gain relating to funds received from a settlement on a trademark infringement. The gain recorded in the first nine months of 2005 was further offset by our share of the year to date loss on our joint venture investment, Insignia Asia, of $68,000.
Provision for (benefit from) income taxes

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except		(in thousands, except
	percentages)		percentages)
Provision for (benefit from) income taxes	$5	$2	$41	$(211)
Effective income tax rate	1%	2%	2%	(40)%
The provision for income taxes for the three months ended September 30, 2005 is primarily due to minimum estimated tax payments for government agencies. The tax provision for the nine months ended September 30, 2005 primarily represented a reversal of tax credit which had been over accrued during 2004.
The benefit from income taxes for the nine months ended September 30, 2004 is the result of reducing a payable of $187,000 for potential tax liabilities, which is no longer necessary due to our accumulated operating loss carry forwards, tax receivables, and the lack of tax assessments or expenses, in addition to a $24,000 United Kingdom research and development tax refund.
Effective in 2002 and through 2005, research and development expenditures incurred in the United Kingdom qualified for a tax credit. The tax credit does not offset tax liability but rather is a refund. This tax benefit is only applicable as long as an entity is involved in pure research and development work. As we move from pure development work to supporting and enhancing existing products, we anticipate that this refund will have less significance on our financial statements.
For the nine months ended September 30, 2005, 41% of our revenue and approximately 56% of our operating expenses were denominated in U.S. dollars. 49% of the remaining revenue was denominated in Euros and the remaining 10% was split between British pounds sterling and Swedish Krona. Of the remaining operating expenses for the nine months ended September 30, 2005, 28% of the operating expenses were denominated in British pounds sterling and 16% were denominated in Swedish Krona. For the nine months ended September 30, 2004, 100% of our revenue and approximately 62% of our operating expenses were denominated in U. S. dollars. Most of our remaining revenue and expenses for the nine months ended September 30, 2004 were denominated in British pounds sterling. Consequently, we are exposed to fluctuations in British pound sterling, Euro and Swedish Krona exchange rates. There can be no assurance that such fluctuations will not have a material effect on our results of operations in the future. We did not enter into any currency option hedge contracts in 2004 or the nine months ended September 30, 2005.

Liquidity and capital resources

	September 30,	December 31,
	2005	2004
	(in thousands)
Cash, cash equivalents and restricted cash	$75	$952
Working capital (deficit)	$(1,005)	$900
Cash used in operating activities in the nine months ended September 30, 2005 totaled $3,736,000 compared to $4,162,000 for the same period in 2004. For the nine months ended September 30, 2005, cash used in operating activities resulted primarily from a net loss of $4,876,000, and an increase in accounts receivable of $781,000, partially offset by a decrease in other receivables, tax receivable and prepaid expenses of $609,000 and an increase of accounts payable and accruals of $847,000
Cash provided by investing activities for the nine months ended September 30, 2005 was $139,000, which consisted mainly of cash received with the purchase of Mi4e of $303,000 net of acquisition and issuance costs paid of $154,000.
Cash provided by financing activities for the nine months ended September 30, 2005 was $2,720,000, resulting from share issuances to investors with net proceeds of $2,235,000, and proceeds from exercise of stock options and employee stock purchase plan of $114,000. In addition, we received proceeds from issuance of convertible notes payable of $275,000 less $54,000 for repayment of notes payable. We also received $150,000 proceeds from a loan from Fusion Capital.
Our cash, cash equivalents and restricted cash were $75,000 at September 30, 2005, a decrease of $877,000 from $952,000 at December 31, 2004. At September 30, 2005 and December 31, 2004, we had a working capital deficit of $1,005,000 and a surplus of $900,000, respectively. The working capital deficit arose from the Company’s cash operating losses in the nine months ended September 30, 2005 exceeding cash equity investments in the Company during the period. The principal use of working capital was funding the operating loss and financing of accounts receivable. We have no material commitments for capital expenditures.
As of September 30, 2005, we had the following contractual cash obligations (in thousands):

	Notes	Operating
	Payable	Leases
Year ending December 31, 2005 (October 1, 2005 through December 31, 2005.)	$10	$71
2006	40	324
2007	154	259
2008		229
2009		187
Thereafter		864

	$204	$1,934

As of September 30, 2005, four customers accounted for 75% of our total accounts receivable.
Insignia warrants its software products against defects in material and workmanship under normal use and service for a period of ninety days. There is no warranty accrual recorded because potential future payments either are not probable or we have yet to incur the expense.
On February 10, 2005, Insignia entered into the 2005 Fusion Capital securities subscription agreement with Fusion Capital to sell up to an aggregate of $12 million in ADSs to Fusion Capital over a period of 30 months. The shares will be priced based on a market-based formula at the time of purchase. The commencement of funding under the 2005 Fusion Capital securities subscription agreement is subject to certain conditions, including the declaration of effectiveness by the Securities and Exchange Commission of a registration statement covering the ADSs to be purchased by Fusion Capital under the 2005 Fusion Capital securities subscription agreement. The 2005 S-1 Registration Statement which covered the sale of the ADSs to be issued to Fusion Capital under the 2005 Fusion Capital securities subscription agreement, was declared effective by the Securities and Exchange Commission on October 25, 2005. Under the rules and regulations of the Nasdaq SmallCap Market, the Company would be required to obtain shareholder approval to sell more than 19.99% of the issued and outstanding shares as of February 10, 2005 under this agreement. In addition, Fusion Capital may not purchase shares under the 2005 Fusion Capital securities subscription agreement if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of our shares outstanding at the time of the purchase by Fusion Capital. Currently, Fusion Capital beneficially owns approximately 9.9% of our shares. In addition, Fusion Capital shall not have the right nor be obligated to subscribe for any ADSs on any trading days that the market price of our ADSs falls below $0.40 at any time during the trading day. The market price of our ADSs had been $0.40 or above $0.40 from October 25, 2005, the date when the 2005 S-1 Registration Statement was declared effective, until November 2, 2005. However, the market price of our ADSs had been less than $0.40 between November 3, 2005 through December 5, 2005 at some point during each trading day. Accordingly, our ability to obtain funding under 2005 Fusion Capital securities subscription agreement is dependent on the trading price of our ADSs increasing to at or above $0.40 per ADS. Any delay in the commencement of funding under the 2005 Fusion Capital securities subscription agreement or in obtaining other funding could jeopardize Insignia’s business. As a commitment fee for this facility, we issued to Fusion Capital warrants for 2,000,000 ADSs exercisable at the greater of £0.205 or $0.40 per share and for 2,000,000 ADSs exercisable at £0.205 per share.
On March 16, 2005, we closed our acquisition of Mi4e Device Management AB (“Mi4e”), a private company headquartered in Stockholm, Sweden. The consideration paid in the transaction was 2,969,692 ADSs representing ordinary shares and another 989,896 ADSs will be issuable on March 31, 2006, subject to potential offset for breach of representations, warranties and covenants. In addition up to a maximum of 700,000 euros is payable in a potential earn out based on a percentage of future revenue collected from sales of existing Mi4e products. As of September 30, 2005, $109,000 of this earn out was earned and accrued for in the accompanying consolidated balance sheet.
On June 30, 2005 and July 5, 2005, we and our wholly-owned subsidiary, Insignia Solutions Inc., entered into securities subscription agreements with Fusion Capital and other investors. Pursuant to these subscription agreements, we completed a closing for an aggregate of $1,000,000 on June 30, 2005 (including exchange of the $275,000 bridge notes issued in June 2005), and we completed a second closing on July 5, 2005 for an additional $440,400. Pursuant to these subscription agreements, our subsidiary issued its Series A Preferred Stock, to the investors. This preferred stock is non-redeemable. The shares of preferred stock (plus all accrued and unpaid dividends thereon) held by each investor are exchangeable for ADSs (i) at any time at the election of investor, (ii) automatically upon written notice by us to the investor in the event that the sale price of the ADSs on the Nasdaq SmallCap Market is greater than $1.50 per share for a period of ten consecutive trading days, and certain other conditions are met, and (iii) automatically to the extent any shares of the preferred stock have not been exchanged prior to June 30, 2007. The preferred stock will accrue dividends at a rate of 15% per year compounded annually until June 30, 2007, at which time no further dividends will accrue, and are payable in the form of additional ADSs. Including accruable dividends, the shares of preferred stock issued on June 30, 2005, together with the additional shares issued on July 5, 2005, will be exchangeable for a total of 4,762,326 ADSs, representing an initial purchase price of $0.40 per ADS. Pursuant to the subscription agreements, we also issued to the investors, as of June 30, 2005 and July 5, 2005, warrants to purchase an aggregate of 3,601,000 ADSs at an exercise price per share equal to the greater of $0.50 or the U.S. Dollar equivalent of 20.5 U.K. pence. These warrants are immediately exercisable and expire on June 30, 2010. In connection with the July 5, 2005 closing of the private placement, we also issued warrants to purchase an aggregate of 77,070 ADSs to Anthony Fitzgerald and Next Level Capital, Inc., as compensation for services as placement agents, on substantially similar terms as the warrants issued to the investors in such private placement. In addition, we entered into registration rights agreements with the investors pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission covering the resale of (i) the ADSs issued to the investors upon exchange of the preferred stock under their subscription agreements and (ii) the ADSs issuable upon exercise of their warrants. The 2005 S-1 Registration Statement, which covers the resale of the ADSs issued to the investors upon exchange of the preferred stock under their subscription agreements and the ADSs issuable upon exercise of the warrants held by the investors, Anthony Fitzgerald and Next Level Capital, Inc., was declared effective by the Securities and Exchange Commission on October 25, 2005.
The issuance of the Series A Preferred Stock of our subsidiary resulted in a beneficial conversion feature, calculated in accordance with EITF No. 00-27, “Application of Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” based upon the conversion price of the preferred stock into ADSs, and the fair value of the ADSs at the date of issue. Accordingly, the warrants issued as of June 30, 2005 were valued at $585,000 (using a Black-Scholes model) and the Company recognized $415,000 as a charge to additional paid-in-capital to account for the deemed dividend on the preferred stock as of the issuance date, which represented the amount of the proceeds allocated to the preferred stock. The warrants issued as of July 5, 2005 (excluding the warrants issued to the placement agents) were valued at $244,000, using a Black-Scholes model and the Company recognized $196,000 as a charge to additional paid-in-capital to account for the deemed dividend on the preferred stock, as of the issuance date, which represented the amount of the proceeds allocated to the preferred stock. The amount of the deemed dividend related to the beneficial conversion feature was recorded upon the issuance of the preferred stock, as the preferred stock can be converted to ADSs by the holder at any time.
On October 3, 2005, Insignia entered into a Loan and Security Agreement with Silicon Valley Bank pursuant to which Insignia may request that Silicon Valley Bank finance certain eligible accounts receivable (each, a “financed receivable”) by extending credit to Insignia in an amount equal to 80% of such financed receivable (subject to certain adjustments). The aggregate amount of financed receivables outstanding at any time may not exceed $1,250,000. On the maximum receivables of $1,250,000, we can borrow up to $1,000,000. Insignia must pay a finance charge on each financed receivable in the amount equal to (i) 2% plus the greater of 6.5% or Silicon Valley Bank’s most recently announced prime rate, (ii) divided by 360, (iii) multiplied by the number of days each such financed receivable is outstanding and (iv) multiplied by the total outstanding gross face amount for such financed receivable. As security for the loan, Insignia granted Silicon Valley Bank a first priority security interest in substantially all its assets, including intellectual property. Upon execution of the Loan and Security Agreement, Insignia paid Silicon Valley Bank a non-refundable facility fee of $15,000. The Loan and Security Agreement terminates on October 2, 2006, and all obligations outstanding thereunder are due and payable on that date.
On November 4, 2005, we issued a promissory note to Fusion Capital in the amount of $450,000 in connection with a loan by Fusion Capital to Insignia in the amount of $150,000 on September 22, 2005 and $300,000 on November 4, 2005. The annual interest rate of the loan is 17% on the outstanding balance computed on a basis of a 360-day year and the number of actual days lapsed. The maturity date of the loan is January 1, 2007. In connection with the loan, we issued to Fusion Capital a warrant to purchase 562,500 ADSs at a purchase price per share equal to the greater of the U.S. Dollar equivalent of 20.5 UK pence or U.S. $0.60, calculated upon exercise of such warrant. The warrant is immediately exercisable and expires November 3, 2010.
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
New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), a revision to SFAS 123. SFAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under the 1995 Incentive Stock Option Plan (“Purchase Plan”), stock options, restricted stock, restricted stock units and stock appreciation rights. SFAS 123R will require the Company to record compensation expense for SBP awards in our statements of operations based on the fair value of the SBP awards. Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of the Company’s ordinary shares. Stock options, stock appreciation rights and shares issued under the Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes model (the model that Insignia currently uses for its footnote disclosure). SFAS 123R is effective for annual periods beginning after June 15, 2005 and, accordingly, Insignia must adopt the new accounting provisions effective January 1, 2006. The Company will adopt the provisions of SFAS 123R using a modified prospective application. Under a modified prospective application, SFAS 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its consolidated financial statements.
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
Risk Factors
The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. The risks and uncertainties described below are not the only ones facing Insignia. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could affect our business, financial condition or results of operations.
We may need additional financing to sustain our operations, and we may not be able to continue to operate as a going concern.
     In the nine months ended September 30, 2005 we had a net loss of $4.9 million and had net cash used in operations of $3.7 million. We had cash, cash equivalents, and restricted cash of $0.1 million at September 30,

2005. In addition, we had recurring net losses of $7.1 million, $4.3 million, and $8.4 million for the years ended December 31, 2004, 2003, and 2002, respectively, and we also had net cash used in operations of $7.6 million, $4.2 million, and $8.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.
     Based upon our current forecasts and estimates, including the closing of the 2005 Fusion Capital securities subscription agreement in the fourth quarter of 2005, the borrowing capacity of up to $1,000,000 with Silicon Valley Bank, the loan with Fusion Capital in the amount of $450,000, and the achievement of our target revenues, cost-cutting and accounts receivable collection goals, our current forecasted cash and cash equivalents should be sufficient to meet our operating and capital requirements through December 31, 2005. If cash currently available from all sources is insufficient to satisfy our liquidity requirements, we may seek additional sources of financing including selling additional equity or debt securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and our shareholders could experience substantial dilution. In addition, any equity or debt securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain additional financing as and when needed and on acceptable terms our business may be jeopardized.
     On February 10, 2005, Insignia entered into the 2005 Fusion Capital securities subscription agreement with Fusion Capital to sell ADSs, representing ordinary shares having an aggregate purchase price of up to $12.0 million, to Fusion Capital over a period of 30 months . The shares will be priced based on a market-based formula at the time of purchase. We only have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $1.00, in which case the daily amount may be increased under certain conditions as the price of our ADSs increases. In addition, Fusion Capital shall not have the right nor be obligated to subscribe for any ADSs on any trading days that the purchase price (as defined in the 2005 Fusion Capital securities subscription agreement) of our ADSs falls below $0.40 at any time during the trading day. The purchase price of our ADSs had been $0.40 or above $0.40 from October 25, 2005, the date when the 2005 S-1 Registration Statement was declared effective, until November 2,2005. however, the purchase price of our adss has been less than $0.40 between November 3, 2005 through December 8, 2005 at some point during each such trading day. Accordingly, our ability to obtain funding under the 2005 Fusion Captial securities subscription agreement is dependent on the trading price of our ADSs increasing to at or above $0.40 per ADS. Any delay in the commencement of funding under the 2005 Fusion Capital securities subscription agreement could jeopardize Insignia’s business.
     Under the laws of England and Wales, we are not permitted to sell our ADSs at a purchase price that is less than the nominal value of our ordinary shares. Currently, the nominal value per ordinary share is £0.20 or $0.37 at September 30, 2005. In addition, Insignia will not effect any issuance of ordinary shares (or have its transfer agent or depository issue any ADSs) on any trading day where the purchase price for any subscriptions would be less than the U.S. dollar equivalent of 102.5% of the then nominal value of the ordinary shares. At our general meeting of shareholders held on September 30, 2005, our shareholders approved a reduction of the nominal value of our ordinary shares from 20 pence per share to 1 pence per share. Such reduction will become effective once the order of the English High Court confirming it is registered with the U.K. Registrar of Companies, which we expect to be completed January 15, 2006.
     We have a total of 75,000,000 ordinary shares authorized for issuance, of which 42,503,025 shares were outstanding as of September 30, 2005, 14,713,294 shares were reserved for issuance upon the exercise of outstanding warrants and options and 4,762,326 shares were reserved for issuance upon exchange of Series A preferred stock of our subsidiary, Insignia Solutions Inc., in connection with the June 30 and July 5, 2005 Securities Subscription Agreements. At our general meeting of shareholders held on September 30, 2005, our shareholders approved an increase of 35,000,000 ordinary shares to our authorized share capital. This increase in our authorized share capital is conditional upon the reduction of the nominal value of our ordinary shares to 1 pence per share becoming effective, which we expect to take place by January 15, 2006.

     If we sell 20,000,000 shares to Fusion Capital under the 2005 Fusion Capital securities subscription agreement (of which 4,000,000 shares are purchasable on exercise of warrants issued to Fusion Capital), the selling price of our ADSs will have to average at least $0.75 per share for us to receive the maximum proceeds of $12,000,000.
     Assuming an average purchase price of $0.41 per share (the closing sale price of our ADSs on September 30, 2005) and the purchase by Fusion Capital of 16,000,000 shares under the 2005 Fusion Capital securities subscription agreement, proceeds to us would be $6,560,000, plus up to approximately $1,540,000 from the exercise of warrants. In addition, even if we are able to access the full $12,000,000 under the 2005 Fusion Capital securities subscription agreement with Fusion Capital, we may still need additional capital to implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business could be jeopardized.
Our stock could be delisted from Nasdaq.
     The Company had received a Nasdaq Staff Determination letter indicating that the Company was not, at December 31, 2004, in compliance with the stockholders’ equity requirement for continued listing set forth in MarketPlace Rule 4310(c)(2)(B) and that its securities were, therefore, subject to delisting from the Nasdaq SmallCap Market. The Company had a hearing scheduled before a Nasdaq Listing Qualifications Panel to review the Staff Determination, which was subsequently cancelled because as of March 31, 2005 the Company’s stockholders’ equity exceeded $2,500,000. The Company’s stockholders’ equity did not exceed $2,500,000 as of September 30, 2005. Accordingly, the Company anticipates that it will be subject to delisting from the Nasdaq SmallCap Market unless its stockholders’ equity increases. However, even if the Company’s stockholders’ equity increases to at least $2,500,000, there is no assurance the that the Company would be able to continue to maintain stockholders’ equity of at least $2,500,000 as required for continued listing on the Nasdaq SmallCap Market.
     In addition, on November 22, 2005, the Company received a Nasdaq Staff Determination letter from the Nasdaq Stock Market indicating that the Company had not timely filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 as required by Nasdaq Marketplace Rule 4310(c)(14), and that its securities were therefore subject to delisting from the Nasdaq Stock Market at the opening of business on December 1, 2005. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the Nasdaq Stock Market’s decision to delist the Company’s securities from the Nasdaq Stock Market, and the hearing is scheduled to be held on December 15, 2005. The Company’s ADSs will remain listed on the Nasdaq Stock Market pending the outcome of the Nasdaq Listing Qualifications Panel’s decision. However, there can be no assurance that the Nasdaq Listing Qualifications Panel will allow the continued listing of its ADSs on the Nasdaq SmallCap Market. As a result of the Company’s filing delinquency, its trading symbol has changed from “INSG” to “INSGE” commencing on November 25, 2005.
The sale of our shares to Fusion Capital will cause dilution, and the sale of shares by Fusion Capital and others could cause the price of our shares to decline.
     We have registered 40,028,530 outstanding ADSs for resale on the 2005 S-1 Registration Statement, declared effective by the Securities and Exchange Commission on October 25, 2005, which includes 20,000,000 shares issuable in connection with the 2005 Fusion Capital securities subscription agreement and outstanding warrants. Depending upon market liquidity at the time, a sale of such shares at any given time could cause the trading price of our shares to decline. The sale of a substantial number of shares, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. The number of shares to be issued to Fusion Capital pursuant to the 2005 Fusion Capital securities subscription agreement with Fusion Capital will fluctuate based on the price of our shares. Shares sold to Fusion Capital under the 2005 Fusion Capital securities subscription agreement are currently freely tradable. Fusion Capital may sell none, some or all of the shares purchased from us at any time. We expect that the shares to be sold to Fusion Capital will be sold over a period of up to 30 months from the effective date of the 2005 S-1 Registration Statement filed in connection with the transaction.
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
     Our SSP and OMS products represent the “next-generation” products that enable carriers to repair and update mobile phones “over-the-air” without having their customers send back their handsets to the carrier for repair or update. To the extent that carriers continue to use the current generation of “over-the-air” products, such as those offered by Bitfone, InnoPath, Openwave and mFormation, to make repairs and updates and do not believe that the next generation products, such as our SSP product, offer a sufficiently important improvement at a reasonable cost, then we may not achieve our targeted sales and our business could fail. Conversely, our newly acquired DMS product represents the current generation of technology in the market place.
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
     In the three and nine months ended September 30, 2005, we spent 76% and 97%, respectively, of our total revenues on sales and marketing. We expect to continue to incur disproportionately high sales and marketing expenses in the future. To market our products effectively, we must develop client and server channel markets. We will continue to incur the expenses for a sales and marketing infrastructure before we recognize significant revenue from sales of the product. Because customers in the smart device market tend to remain with the same vendor over time, we believe that we must devote significant resources to each potential sale. If potential customers do not design our products into their systems, the resources we have devoted to the sales prospect would be lost. If we fail to achieve and sustain significant increases in our quarterly sales, we may not be able to continue to increase our investment in these areas. With increased expenses, we must significantly increase our revenue if we are to become profitable.
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
Our revenue model may not succeed.
     Competition could force us to reduce the prices of our products, which would result in reduced gross margins and could harm our ability to provide adequate service to our customers and our business. Our pricing model for our software products is a combination of (1) initial license fees, (2)activated subscriber fees, (3) support and maintenance fees, (4) hosting services and (5) engineering service fees, any of which may be subject to significant pricing pressures. Also, the market may demand alternative pricing models in the future, which could decrease our revenues and gross margins.
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
     Economic conditions in Europe and fluctuations in the value of the U.S. dollar against the Euro, Swedish Krona and British Pounds Sterling could impair our revenue and results of operations. International operations are subject to a number of other special risks. These risks include foreign government regulation, reduced protection of intellectual property rights in some countries where we do business, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and staffing and managing foreign operations, general geopolitical risks, such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships, and possible recessionary environments in economies outside the United States.
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
     Sales from outside of the United States accounted for approximately 85% and 72% of our total revenue for the nine months ended September 30, 2005 and 2004, respectively. We expect to market SSP, DMS and OMC to mobile operators and handset manufacturers in Europe. Economic conditions in Europe and fluctuations in the value of the Euro, British pounds sterling and Swedish Krona against the U.S. dollar could impair our revenue and results of operations. International operations are subject to a number of other risks. These risks include:
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
If we are unable to favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment our stock price could be adversely affected.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our Annual Report on Form 10-K for the year ending December 31, 2007 (or for the year ending December 31, 2006 if the Company is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) as of December 31, 2006), our management will be required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation. The process of reviewing, documenting and testing our internal control over financial reporting, will result in substantial increased expenses and the devotion of significant management and other internal resources.
     We may encounter problems or delays in completing the assessment and the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting, including having the necessary financial resources to conduct the assessment and implementation. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.
     As described in Part I, Item 4 below of this Form 10-Q, in connection with its audit for the six-month period ended June 30, 2005, Burr, Pilger & Mayer LLP, our independent registered public accounting firm, identified a material weakness in our internal control over financial reporting. Deficiencies noted related to our failure to complete, on a timely basis, proper analysis of, accounting for, and management review of (i) certain complex equity transactions, (ii) our acquisition of Mi4e, and (iii) activity related to Mi4e subsequent to the closing of our acquisition. The existence of the above deficiencies in the design or operation of our internal control could adversely affect our liability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For the nine months ended September 30, 2005 approximately 41% of our total revenues and 56% of our operating expenses were denominated in U.S. dollars. 49% of our revenues were in Euros, 7% of our revenues were denominated in British pounds sterling and 3% of our revenues were denominated in Swedish Krona. 28% of our expenses were in British pounds sterling and 16% of our expenses in Swedish Krona. Consequently we are exposed to fluctuations in Euro, British pounds sterling and Swedish Krona exchange rates. There can be no assurance that such fluctuations will not have a material effect on our results of operations in the future. We did not enter into any currency option hedge contracts in 2004 or the first nine months of 2005.
We have, at times, an investment portfolio of fixed income securities that are classified as “available-for-sale-securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. For the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal accounting and financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective as of the end of the period covered by this report due solely to the assessment of the material weakness described below.
A material weakness is a significant control deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
In connection with its audit for the six-month period ended June 30, 2005, Burr, Pilger & Mayer LLP, our independent registered public accounting firm, identified a material weakness in our internal control over financial reporting. Deficiencies noted related to our failure to complete, on a timely basis, proper analysis of, accounting for, and management review of (i) certain complex equity transactions, (ii) our acquisition of Mi4e, and (iii) activity related to Mi4e subsequent to the closing of our acquisition.
The existence of the above deficiencies in the design or operation of our internal control could adversely affect our liability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements. Such deficiencies primarily related to our lack of maintenance of effective controls over the financial reporting process because we did not have a sufficient complement of full-time personnel with technical accounting and financial reporting expertise commensurate with our financial reporting requirements, as a result of employee turnover, transition, and limited resources. We believe that remediation of this material weakness will be completed once we are able to employ sufficient full-time personnel to meet our financial reporting requirements.

Changes in internal control over financial reporting. In response to our material weakness in internal control, we recruited in August 2005 a controller in Sweden to oversee the accounting for the Swedish office, formerly Mi4e, and we plan to obtain appropriate professional assistance at the time we engage in unusual and/or complex financial transactions.
In addition, during November 2005, we announced the hiring of John Davis, our new full-time chief financial officer, to replace our interim and part-time financial officers. We anticipate that there will be further review in staffing levels. As these changes occurred late in the quarter being reported or after the reporting period, we believe that that there was no significant change in our internal control during the reporting period.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	We held our 2005 Annual General Meeting of Shareholders on September 30, 2005.

(b)	At each Annual General Meeting, the third of Insignia’s Board of Directors who have been in office longest since their last election, as well as any directors appointed by the Board during the preceding year, are required to resign and are then considered for re-election, assuming they wish to stand for re-election. Nicholas, Viscount Bearstead and David G. Frodsham were re-elected as Directors at the meeting. The Directors whose term of office continues after the meeting are Mark E. McMillan, Richard M. Noling and Vincent S. Pino.

(c)	The matters described below were voted on at our 2005 Annual General Meeting of Shareholders, and the number of votes cast with respect to each matter and, with respect to the election of directors, for each nominee, were as indicated:
1. To receive the U.K. statutory accounts of Insignia for the year ended December 31, 2004, together with the Directors’ and Auditors’ report thereon. The Shareholders of the Company did not need to vote on this matter.
2. To receive and approve the Directors’ remuneration report.

	FOR	AGAINST	ABSTAIN	TOTAL
ADRs	10,300,926	338,249	1,177,643	11,816,818

3. To reappoint MacIntyre Hudson as the U.K. statutory auditors and independent accountants of the Company to hold office until the conclusion of the Company’s next annual general meeting at which accounts are laid before the Company, and to authorize the Board of Directors of the Company to determine their remuneration.

	FOR	AGAINST	ABSTAIN	TOTAL
ADRs	11,543,738	85,123	187,957	11,816,818

4. To ratify the appointment of Burr, Pilger & Mayer LLP as the Company’s United States independent auditors for the fiscal year ending December 31, 2005.

	FOR	AGAINST	ABSTAIN	TOTAL
ADRs	11,538,334	79,863	198,621	11,816,818

5. To re-elect as a director Nicholas, Viscount Bearstead.

	FOR	AGAINST	ABSTAIN	TOTAL
ADRs	11,303,797	333,089	179,932	11,816,818
6. To re-elect as a director David G. Frodsham.

	FOR	AGAINST	ABSTAIN	TOTAL
ADRs	11,305,280	331,879	179,659	11,816,818
7. To consider, and if thought fit, approve the reduction of the nominal value of our ordinary shares through the following Special Resolution:
     “THAT, subject to the confirmation of the Court, the capital of the Company be reduced from £15,600,000 divided into 3,000,000 preferred shares of 20pence each and 75,000,000 ordinary shares of 20pence each to £1,350,000 divided into 3,000,000 preferred shares of 20pence each and 75,000,000 ordinary shares of 1pence each and that such reduction be effected:
(i) by cancelling paid up capital to the extent of 19pence on each of the issued ordinary shares of 20pence each and reducing the nominal amount of such ordinary shares to 1pence; and
(ii) by sub-dividing and redenominating each of the unissued ordinary shares of 20pence into 1 ordinary share of 1pence and 19 “B” shares of 1pence each; and
(iii) by cancelling all the “B” shares so created and diminishing the Company’s capital accordingly.”

	FOR	AGAINST	ABSTAIN	TOTAL
ADRs	10,592,791	983,312	240,715	11,816,818
8. To increase the number of the Company’s authorized shares by creating an additional 35,000,000 ordinary shares of 1pence nominal value.
     The following Ordinary Resolution was considered at the meeting in relation to Proposal 8, which required an affirmative vote of a majority of the votes cast at the meeting to be passed: “THAT, conditionally upon (i) the passing of the Resolution numbered 7 above and (ii) such Resolution becoming effective, the Company’s authorized share capital be increased from £1,350,000 to £1,700,000 by the creation of an additional 35,000,000 ordinary shares of 1p nominal value, each ranking pari passu in all respects with the existing ordinary shares in the capital of the Company.”

	FOR	AGAINST	ABSTAIN	TOTAL
ADRs	10,721,804	1,030,268	64,746	11,816,818
9. To authorize the Board of Directors of the Company to issue up to 51,000,000 ordinary shares and up to 3,000,000 preferred shares (or other securities derived from such ordinary shares and preferred shares, such as options or warrants) of the Company without first gaining shareholder approval, with such authority lasting a period of five years.
     The following Ordinary Resolution was considered at the meeting in relation to Proposal 9 which required a majority of the votes cast at the meeting to be passed: “THAT, conditionally upon (i) the passing of the Resolution numbered 7 above, (ii) such Resolution becoming effective, and (iii) the passing of the Resolution numbered 8 above, in accordance with Section 80 of the Companies Act 1985 (the “Act”), the directors be and are hereby generally and unconditionally authorized to exercise all the powers of the company to allot relevant securities (as defined in Section 80 of the Act) up to an aggregate nominal amount of £1,110,000 provided that this authority (unless previously revoked or renewed) shall expire on September 29, 2010 and that the Company may before such expiry make an offer or agreement which would or might require relevant securities to be allotted after such expiry and the directors may allot relevant securities in pursuance of such an offer or agreement as if the authority conferred here by had not expired; and THAT the authority conferred on the directors by an ordinary resolution passed on June 23, 2004 to allot shares up to an aggregate nominal amount of £9,771,729.40 (to expire on June 22, 2009) shall cease to have effect upon and with effect from the passing of this resolution.”

	FOR	AGAINST	ABSTAIN	TOTAL
ADRs	10,631,540	1,126,231	59,047	11,816,818
10. In conjunction with the authority proposed to be given in Proposal 9, to authorize the Board of Directors of the Company to issue up to 51,000,000 ordinary shares (or other securities derived from such ordinary shares, such as options or warrants) for cash without giving shareholders the first opportunity to purchase such shares or securities. This authority is to last a period of five years.
     The following Special Resolution was considered at the meeting in relation to Proposal 10 which required at least 75% of the shareholder votes cast at the meeting to be passed: “THAT, conditionally upon (i) the passing of the Resolution numbered 7 above, (ii) such Resolution becoming effective, and (iii) the passing of the Resolutions numbered 8 and 9 above, in accordance with Section 95(1) of the Act, the directors be and are hereby given power, for the period commencing on and with effect from the date of adoption of this Resolution and (unless previously revoked or renewed) expiring on September 22, 2010, to allot equity securities (as defined in Section 94(2) of the Act) pursuant to the authority conferred by the Resolution numbered 9 above as if Section 89(1) of the Act did not apply to such allotment and provided that the Company may before the expiry on September 22, 2010 of the authority conferred by this Resolution numbered 10 make an offer or agreement which would or might require equity securities to be allotted after such expiry and the directors may allot equity securities in pursuance of such an offer or agreement as if the authority conferred hereby had not expired; and THAT the power conferred on the directors by a special resolution passed on June 23, 2004 to allot shares up to an aggregate nominal amount of £9,771,729.40 as if Section 89 of the Act did not apply to such allotment (to expire on June 22, 2009) shall cease to have effect upon and with effect from the passing of this resolution.”

	FOR	AGAINST	ABSTAIN	TOTAL
ADRs	10,670,012	1,000,120	146,686	11,816,818
11. To transact any other ordinary business of Insignia as may properly come before the meeting or any adjournments or postponements of the meeting.

	FOR	AGAINST	ABSTAIN	TOTAL
ADRs	11,258,496	305,633	252,689	11,816,818
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The following exhibits are filed or furnished as part of this Report:

Exhibit
Number	Exhibit Title

10.01 (1)
Form of Securities Subscription Agreement, dated as of June 30, 2005, by and among Insignia Solutions plc, Insignia Solutions Inc. and the investors in the closings of the private placement that took place on June 30, 2005 and July 5, 2005 (the “June/July 2005 Investors”).

10.02 (1)	Form of Warrant, dated as of June 30, 2005, issued by Insignia Solutions plc to each of the June/July 2005 Investors.

10.03 (1)	Form of Registration Rights Agreement, dated as of June 30, 2005, by and between Insignia Solutions plc and each of the June/July 2005 Investors.

10.04 (1)	Agreement, dated June 30, 2005, amending the Securities Subscription Agreement by and between Insignia Solutions plc and Fusion Capital II, LLC dated February 10, 2005.

10.05 (2)	Agreement, dated August 31, 2005, amending the Securities Subscription Agreement by and

Exhibit
Number	Exhibit Title

between Insignia Solutions plc and Fusion Capital Fund II, LLC dated February 10, 2005.

10.06†	Employment Offer Letter between Richard Noling and Insignia Solutions plc dated September 14, 2005.

31.01†	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02†	Certification of Principal Financial Officer and Principal Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01†*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02†*	Certification of Principal Financial Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number from the Registrant’s Current Report on Form 8-K filed on July 7, 2005.

(2)	Incorporated by reference to Exhibit 10.01 from the Registrant’s Current Report on Form 8-K filed on August 31, 2005.

†	Filed or furnished herewith.

*	In accordance with SEC Release No. 33-8238, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission, and are not incorporated by reference in any filing of Insignia Solutions plc under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGNIA SOLUTIONS PLC
Date: December 9, 2005	/s/ Mark E. McMillan
MARK E. MCMILLAN
Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
10.01 (1)
Form of Securities Subscription Agreement, dated as of June 30, 2005, by and among Insignia Solutions plc, Insignia Solutions Inc. and the investors in the closings of the private placement that took place on June 30, 2005 and July 5, 2005 (the “June/July 2005 Investors”).

10.02 (1)	Form of Warrant, dated as of June 30, 2005, issued by Insignia Solutions plc to each of the June/July 2005 Investors.

10.03 (1)	Form of Registration Rights Agreement, dated as of June 30, 2005, by and between Insignia Solutions plc and each of the June/July 2005 Investors.

10.04 (1)	Agreement, dated June 30, 2005, amending the Securities Subscription Agreement by and between Insignia Solutions plc and Fusion Capital II, LLC dated February 10, 2005.

10.05 (2)	Agreement, dated August 31, 2005, amending the Securities Subscription Agreement by and between Insignia Solutions plc and Fusion Capital Fund II, LLC dated February 10, 2005.

10.06†	Employment Offer Letter between Richard Noling and Insignia Solutions plc dated September 14, 2005.

31.01†	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02†	Certification of Principal Financial Officer and Principal Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01†*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02†*	Certification of Principal Financial Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number from the Registrant’s Current Report on Form 8-K filed on July 7, 2005.

(2)	Incorporated by reference to Exhibit 10.01 from the Registrant’s Current Report on Form 8-K filed on August 31, 2005.

†	Filed or furnished herewith.

*	In accordance with SEC Release No. 33-8238, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission, and are not incorporated by reference in any filing of Insignia Solutions plc under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.