Form 10-K
period 2005-12-31
INSIGNIA SOLUTIONS PLC
filed 2006-07-07
CIK 1002390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27012

Insignia Solutions plc
(Exact name of Registrant as specified in its charter)

England and Wales	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

51 East Campbell Avenue, Suite 130	Insignia House
Campbell	The Mercury Centre
California 95008	Wycombe Lane, Wooburn Green
United States of America	High Wycombe, Bucks HP10 0HH
(408) 874-2600	United Kingdom (44) 1628-539500
(Address and telephone number of principal executive offices and principal places of business)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Ordinary Shares (1p nominal value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $23,135,592 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the NASDAQ Small Cap Market reported for such date. Ordinary shares held by each officer and director and by each person who owns 10% or more of the outstanding ordinary share capital have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 1, 2006, there were 50,357,427 ordinary shares of 1p each nominal value outstanding.

PART I

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding Insignia Solutions plc (the “Company”, “Insignia”, “we”, “us” or “our”) and its business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report.

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

Item 1 — Business

Company Overview

We commenced operations in 1986 and currently develop, market and support software technologies that enable mobile operators and phone manufacturers to update, upgrade and configure the firmware of mobile devices using standard over-the-air (“OTA”) data networks. Before 2003, our principal product line was the Jeodetm platform, based on our Embedded Virtual Machinetm (“EVM”) technology. The Jeodetm platform was our implementation of Sun Microsystems, Inc.’s (“Sun”) Java® technology tailored for smart devices. During 2001, we began development of a range of products (“Secure System Provisioning” or “SSP” products and renamed in 2005 “Device Management Suite” or “IDMS” and “Open Management Client” or “OMC”) for the mobile phone and wireless operator industry. The IDMS and OMC products builds on our position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and allow wireless operators and phone manufacturers to reduce customer care and software recall costs, as well as increase subscriber revenue by automatically configuring mobile phones to support existing mobile data services and deploying new mobile services based on dynamically provisional capabilities. With the sale of our Jeodetm product line in April 2003, our products currently consist of IDMS and OMC products. We shipped our first mobile device management product in December 2003, but have not achieved sales necessary to reach profitability. In March 2005, we closed our acquisition of Mi4e Device Management AB (“Mi4e”), a private company headquartered in Stockholm, Sweden. The consideration paid in the transaction was 3,959,588 American depositary shares (ADSs) representing ordinary shares. In addition, up to a maximum of 700,000 Euros is payable in a potential earn-out based on a percentage of future revenue collected from sales of existing Mi4e products. Mi4e was founded in 2003 and had $646,000 of revenues in 2004. Mi4e developed, marketed and supported software technologies that enable mobile operators and phone manufacturers to update firmware of mobile devices using standards over-the-air data networks. Its main product, a Device Management Server (“DMS”), is a mobile device management infrastructure solution for mobile operators that supports the Open Mobile Alliance (“OMA”) Client Provisioning Specification. DMS was first deployed at Telstra in Australia in 2000 and has since been deployed at more than ten carriers around the world. By integrating the Mi4e capabilities with existing Insignia applications, our strategy is to deliver comprehensive solutions across multiple generations of technology and deliver a single platform to mobile operators that can meet all of their mobile device management needs. Mi4e has been reorganized and renamed as our wholly-owned subsidiary, Insignia Solutions Sweden.

Currently we primarily offer the IDMS and OMC product lines and services to support those products. Our revenues from these products are derived from:

•	initial licensing fees;

•	royalties paid based on volume of users or transaction capacity;

•	support and maintenance fees;

•	trial and installation;

•	subscription fees for hosting services; and

•	engineering services.

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

We operate with the U.S. dollar as our functional currency, with revenues and operating expenses denominated in Euros, U.S. dollars, British pounds sterling and Swedish Krona. Exchange rate fluctuations against the dollar can cause U.K. and Swedish expenses, which are translated into dollars for financial statement reporting purposes, to vary from period-to-period.

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

Evolution of Mobile Terminals

In the 1980’s, when the first large scale commercial mobile services were launched in the United States, the mobile handsets or “terminals” available for services were analog voice-only terminals. Even when the first digital terminals came into the market, they were voice-only terminals. As the global subscriber base for mobile services grew exponentially in the 1990’s, static applications such as address books and games as well as communication applications such as short message service text messaging (“SMS”) were packed into the terminals. With the Internet boom in the mid to late 1990’s, mobile terminals evolved into sophisticated data terminals as well by integrating them with web browsers. As the need for data bandwidth grew, high-speed data technologies such as General Packet Radio Service (“GPRS”) and Code Division Multiple Access (“CDMA”) emerged, and the new models of mobile phones incorporated these high-speed data technologies. Toward the end of the 1990’s, the mobile terminals took another leap with the introduction of the concept of downloadable applications. In addition, evolving standards were introduced which allowed the transfer and synchronization of data in the mobile terminals with other devices such as personal computers and personal data assistants. With the wider deployment of an enhanced phone for photo imaging, game playing and more messaging technologies, as well as the increasing coverage of more robust networks, the number of features built into mobile phones has further increased.

The result of this rapid transformation of mobile terminals from voice-only terminals to sophisticated all-purpose consumer devices is that the software running on the mobile terminal has become extremely complex and hence vulnerable to problems.

In response to this need, mobile device management (“MDM”) solutions have emerged to enable users to remotely configure, update and monitor mobile connected devices.

More specifically, MDM solutions today enable mobile operators to configure and update settings, install new capabilities, query a device to determine its status, upgrade or update software components or the entire software load, monitor a device for errors and automatically respond to those errors with corrective measures.

These capabilities enable a wide range of powerful new functions including;

•	Highly targeted configuration of devices to suit a mobile subscriber’s interests, including downloading audio and video, graphics, applications and games, all capabilities that mobile operators around the world are seeking to increase revenues;

•	Automatic monitoring and corrective response to failures, which reduce technical support costs and subscriber frustration with ever-more complex devices;

•	Automatic device configuration to eliminate the need for subscriber intervention to insure that the supported data services work out of the box; and

•	Enterprise control over their dispersed work force mobile devices to remotely deploy and update mobile applications, insure that they work, and to insure that the correct security measures are in place and that only authorized applications are being used.

When deployed correctly, mobile device management technologies can improve the subscriber’s experience, reduce costs of support and increase data services revenues for the operator, decrease handset vendor support and warranty costs and enable corporations to deploy and manage new mobile applications to their workforce.

Initial interest in MDM solutions came from handset vendors that were focused on controlling escalating support costs. We believe that mobile operators are now becoming interested in the ability to use MDM solutions to drive increased data revenues. In addition, we are now beginning to see early signs of interest from large enterprises deploying applications to a mobile workforce, who are beginning to recognize the ability to use MDM solutions to manage mobile applications deployed on smart phones.

For example, mobile operators are not maximizing data revenues or subscriber experience if a 14-year-old boy’s phone is configured the same way as the phone for a 40-year-old professional in the field. However, today, that is generally what happens. If the phones were configured with meaningful home pages, bookmarks, MP3 content, games, etc., the new data services could be merchandised in a compelling way to interested subscribers. We believe that mobile operators are beginning to recognize this opportunity and are now moving to adopt solutions that enable a dynamic approach to their subscriber base.

Open Mobile Alliance, the leading standards body for the GSM world, has codified standards over the past year to support new and higher levels of manageability of mobile devices. The OMA has progressed from simple configuration of data services, like SMS (“Short Messaging Service”), MMS (“Multi-Media Messaging Service”) and GPRS (“General Packet Radio Service”), to the ability to create customized managed objects and to be able to both read and write these settings. More recently, they introduced specifications for the updating of firmware. We believe that the OMA plans to release new specifications for diagnostics and alerts, and the ability to install new bundled capabilities and content in a seamless transaction, opening the way for fast evolving innovations in mobile content similar to what has been seen in the personal computer.

As a result, we believe that there is an opportunity to lead in the development of standards based mobile device management solutions and in so doing deliver significant value to subscribers, the mobile operators, handset vendors and the enterprises who will be deploying these applications. We have delivered a powerful solution based on current OMA standards and we intend to support future standards as they evolve.

Products and Support

Summary

The IDMS product line has been available for sale since December 2003 and the OMC product line has been available since October 2004. The IDMS and OMC product line revenue model is based on a combination of indirect sales through distributors as well as direct sales to customers. IDMS and OMC, and their predecessor product SSP, revenues accounted for 100%, 83%, and 3% of total Insignia revenues in 2005, 2004, and 2003, respectively.

Insignia’s Device Management Suite Platform

The IDMS platform is an open software system that enables mobile operators and terminal manufacturers to update, upgrade, repair and configure the system software on their subscribers’ terminals, as well as add new capabilities over-the-air. This capability helps to avoid terminal recalls due to software issues, reduces customer care call center costs, reduces churn due to dissatisfaction, lowers inventory, provides faster time to market and increases revenue per subscriber by extending terminal capabilities for new services as well as to properly configure mobile phones to support the data services offered by the mobile operator. The platform has a variety of components including Open Mobile Alliance- Device Management (“OMA-DM”), Open Mobile Alliance-Client Provisioning (“OMA-CP”), Firmware Over The Air (“FOTA”), Diagnostics, Automated Device Configuration (“ADC”), Intelligent Service Creation Environment (“ICEtm”) and Web Services. Each of these components is normally licensed as a discrete product. Any single customer may license individual components or the entire platform.

Insignia’s Open Management Client Platform

The OMC platform is a suite of software products designed to run on mobile phones and manages functions required to configure and update the device. The components of the OMC platform include an OMA-DM Client, an OMA-DS Client and an Update Agent. The OMA-DM Client manages communications with an OMA-DM server, such as Insignia’s IDMS. The OMA-DS Client synchronizes a mobile phone’s address book, calendar and email applications with a carrier server or PC application. The Update Agent applied firmware update packages onto the phone.

Support — IDMS and OMC Platforms

We offer both pre-sales and post-sales support to our customers. Pre-sales support is provided at no charge. After the sale of a license, each customer is offered a renewable one year annual maintenance contract which entitles the customer to receive standard support, including: web-based support, access to frequently asked questions, on-line publications and documentation, email assistance, limited telephone support, and critical bug fixes and product updates (collective bug fixes and minor enhancements) on an “if and when available” basis. We also have a professional services group based in Stockholm which provides consulting, implementation and training services for our customers.

Research and Development

In 2005, 2004, and 2003, we spent approximately $2.7 million, $2.8 million and $3.4 million, respectively, on research and development. At December 31, 2005, we had 18 full-time employees engaged in research and development, of whom 7 were located at our facility in the United Kingdom, 1 was located at our California facility and 10 were located in our facility in Stockholm, Sweden.

Proprietary Rights

We rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. We have filed in the United Kingdom and the United States patent applications for innovative technologies incorporated into our IDMS and OMC products. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, consultants, distributors and corporate partners, and we limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise to obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. We license technology from various third parties.

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

Sales and Marketing

Our products are being sold and marketed to mobile operators and device manufacturers through direct and indirect channels. Our direct sales force is based in the United States (covering the United States and Asia) and Sweden (covering Europe). Our sales force consists of direct sales representatives and sales engineers. Our indirect sales channels include distributors and OEMs. After an initial customer win, we may employ a channel approach for follow-on sales of our products. We plan to distribute the OMC client through a variety of channel partners, which may include the code as part of their reference design, silicon platform or operating system.

The Company markets its products to mobile operators, distributors, hosting partners and OEMs, which channels represented 27%, 63%, 3% and 7% of 2005 revenues, respectively. While some channels might from time to time represent more than 10% of our revenue for an individual period, the underlying end users within those channels tend to be different, and we believe that the loss of any individual customer is unlikely to have a material impact on the business. In addition, the potential loss of an individual channel partner is unlikely to have a material impact on our business because we believe that the underlying users will buy from us either direct or through another channel partner.

In an effort to accelerate the acceptance of our products, we have developed cooperative alliances and entered into reseller agreements with leading enterprise software vendors, OEMs, and system integrators. We believe these alliances have the potential to provide additional marketing and sales channels for our products, help enable us to raise awareness of our products among OEMs and mobile operators, and facilitate market acceptance for our products. To date, however, these alliances have not proven to be a reliable source of revenue, and we continue to depend upon our direct sales force for the significant part of our revenue. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.

Our marketing efforts are directed at creating market awareness and generating sales leads. In 2004 and 2005, our marketing efforts were focused on the operator market, with the goal of establishing Insignia as a leading provider of software to update and configure mobile devices. During this time, we have worked to educate industry analysts, OEMs, distributors and mobile operators about our technology and its competitive advantages. Marketing activities include: inside sales, Web seminars, e-marketing techniques and opportunity generation prospecting activities. In addition, our public relations programs are designed to build market awareness by establishing and maintaining relationships with key trade press, business press, and industry analysts.

Competition

Our IDMS and OMC product lines are targeted for the mobile operator and mobile device market. The market for these products is fragmented and highly competitive. This market is also rapidly changing, and there are many companies creating products that compete or will compete with ours. As the industry develops, we expect competition to increase in the future. This competition may come from existing competitors or other companies that we do not yet know about. Our main competitors include Bitfone, InnoPath, Red Bend, mFormation, Smarttrust and Swapcom.

If these competitors develop products that are less expensive or provide better capabilities or functionality than does our IDMS and OMC product lines, we will be unable to gain market share. Many of our current competitors and potential competitors have greater resources, including larger customer bases and greater financial resources than we do, and we might not be able to compete successfully against these companies. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also harm our competitive position.

Employees

As of December 31, 2005, we employed 33 regular full-time persons of which 12 were located in the United States, 8 were located in the United Kingdom and 13 were located in Sweden. Of the 12 people in the United States, 5 were in sales and marketing, 1 in research and development and 6 in administration and finance. Of the 8 people located in the United Kingdom, 7 were in research and development and 1 in administration and finance. Of the 13 people in Sweden, 2 were in sales and marketing, 10 were in research and development and 1 in administration and finance. As of November 1, 2005, Noel Mulkeen and Anders Furehed became consultants for Insignia Solutions Sweden. Several of our Swedish employees are represented by labor unions. We believe that our employee relations are good, although we are engaged in a dispute regarding the termination of a former French employee. We have experienced no work stoppages.

Incorporation

Insignia Solutions plc was incorporated under the laws of England and Wales on November 20, 1985 under the name Diplema Ninety Three Limited, changed its name to Insignia Solutions Limited on March 5, 1986 and commenced operations on March 17, 1986. On March 24, 1995, the Company was re-registered as a public limited company under the name Insignia Solutions plc. Our principal executive offices in the United States are located at 51 East Campbell Avenue, Suite 130, Campbell, CA 95008. Our telephone number at that location is (408) 874-2600. Our registered office in the United Kingdom is located at The Mercury Centre, Wycombe Lane, Wooburn Green, High Wycombe, Bucks HP10 0HH. Our telephone number at that location is (44) 1628-539500.

Item 1A — Risk Factors

You should carefully consider the following risk factors, together with all other information contained or incorporated by reference in this filing, before you decide to purchase shares of our ordinary shares. These factors could cause our future results to differ materially from those expressed in or implied by forward-looking statements made by us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. The trading price of our ordinary shares could decline due to any of these risks, and you may lose all or part of your investment.

We may need additional financing to sustain our operations, and we may not be able to continue to operate as a going concern.

Our cash, cash equivalents and restricted cash totaled $1.3 million at December 31, 2005, compared to $1.0 million at December 31, 2004. We had recurring net losses of $8.4 million, $7.1 million and $4.3 million for the years ended December 31, 2005, 2004, and 2003, respectively, and we also had net cash used in operations of $4.7 million, $7.6 million and $4.2 million for the years ended December 31, 2005, 2004, and 2003, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

On December 29, 2005, we and our subsidiary, Insignia Solutions Inc., entered into a Securities Subscription Agreement (the “December 2005 Subscription Agreement”) with certain investors (the “December 2005 Investors”), pursuant to which we and our subsidiary completed a private placement and received aggregate proceeds of $1,975,000 (including exchange of $250,000 in bridge notes). Pursuant to the December 2005 Subscription Agreement, our subsidiary issued its Series B Preferred Stock, to the December 2005 Investors. The Series B Preferred Stock is non-redeemable. The shares of Series B Preferred Stock (plus all accrued and unpaid dividends thereon) held by each December 2005 Investor are exchangeable for ADSs (i) at any time at the election of the investor or (ii) automatically upon written notice by the Company to the December 2005 Investors in the event that the sale price of the ADSs on the NASDAQ SmallCap Market is greater than $0.80 per share for a period of twenty consecutive trading days and certain other conditions are met. The Series B Preferred Stock will accrue dividends at a rate of 7.5% per year; the first year’s dividends are payable in the form of additional ADSs upon exchange, and subsequent accrued dividends are payable only if declared by our subsidiary’s board of directors. Including accruable dividends, the shares of Series B Preferred Stock will be exchangeable for an aggregate of 8,492,500 ADSs, representing an initial purchase price of $0.25 per ADS. Pursuant to the December 2005 Subscription Agreement, we also issued warrants to purchase an aggregate of 9,085,000 ADSs to the December 2005 Investors at an exercise price of $0.37 per share. These warrants are exercisable from June 29, 2006 until December 29, 2010. In connection with the private placement, we also issued warrants to purchase an aggregate of 635,950 ADSs to Next Level Capital, Inc., as partial compensation for its services as placement agent, on substantially similar terms as the warrants issued to the December 2005 Investors in such private placement. The additional compensation to Next Level Capital, Inc. consisted of a cash payment equal to 7% of the gross investment proceeds of $1,975,000 or $138,250.

On December 19, 2005, we issued a secured promissory note to Platinum Long Term Growth I, LLC (“Platinum”) in the amount of $388,000, consisting of $350,000 in principal and $38,000 in accrued interest expense, in connection with a loan by Platinum to Insignia. The maturity date of the loan was January 12, 2006. As security for the loan, we granted Platinum a security interest in substantially all of our assets, including intellectual property. Of the $350,000 principal amount of the Platinum loan, Platinum remitted $300,000 directly to Silicon Valley Bank (“SVB”) to pay off a loan entered into by Insignia in October 2005, which is described below. The remaining $50,000 of the principal amount was remitted by Platinum directly to Insignia. In connection with the private placement that closed on December 29, 2005, $250,000 of the $350,000 principal amount of the Platinum loan was converted into shares of Series B Preferred Stock of our subsidiary, Insignia Solutions Inc. After conversion of a portion of the Platinum note, a $138,000 balance with Platinum remained at December 31, 2005 consisting of $100,000 in principal and $38,000 in accrued interest. This balance was repaid in January 2006. In connection with the loan, we also issued 200,000 ADSs to Platinum with a value on the date of grant of $76,000.

On November 4, 2005, we issued a promissory note to Fusion Capital Fund II, LLC (“Fusion Capital”) in the amount of $450,000 in connection with a loan by Fusion Capital to Insignia in the amount of $150,000 on

September 22, 2005 and $300,000 on November 4, 2005. The annual interest rate of the loan is 17% on the outstanding balance computed on a basis of a 360-day year and the number of actual days lapsed. The maturity date of the loan is January 1, 2007. In connection with the loan, we issued to Fusion Capital a warrant to purchase 562,500 ADSs at a purchase price per share equal to the greater of the U.S. Dollar equivalent of 20.5 UK pence or U.S. $0.60, calculated upon exercise of such warrant. The warrant is exercisable immediately and expires on November 3, 2010. In March 2006, Insignia and Fusion Capital amended such warrant to reduce the exercise price to $0.35 per share. In addition, in March 2006, the promissory note to Fusion Capital in the amount of $450,000 was canceled, as Fusion Capital applied the outstanding principal balance plus unpaid accrued interest towards the exercise of warrants that were issued to Fusion Capital on February 10, 2005.

On October 3, 2005, Insignia entered into a Loan and Security Agreement with SVB pursuant to which Insignia may request that SVB finance certain eligible accounts receivable (each, a “financed receivable”) by extending credit to Insignia in an amount equal to 80% of such financed receivable (subject to certain adjustments). Accounts receivable are currently our most readily available collateral. The aggregate amount of financed receivables outstanding at any time may not exceed $1,250,000. On the maximum receivables of $1,250,000, we can borrow up to $1,000,000. Insignia must pay a finance charge on each financed receivable in the amount equal to (i) 2% plus the greater of 6.5% or SVB’s most recently announced prime rate, (ii) divided by 360, (iii) multiplied by the number of days each such financed receivable is outstanding and (iv) multiplied by the total outstanding gross face amount for such financed receivable. As security for the loan, we granted SVB a first priority security interest in substantially all of our assets, including intellectual property. Upon execution of the Loan and Security Agreement, Insignia paid SVB a non-refundable facility fee of $15,000. Insignia repaid the SVB loan using proceeds it received from the December 2005 loan from Platinum described above.

On June 30, 2005 and July 5, 2005, we and our wholly-owned subsidiary, Insignia Solutions Inc., entered into securities subscription agreements with Fusion Capital and other investors (the “June/July 2005 Investors”). Pursuant to these subscription agreements, we completed a closing for an aggregate of $1,000,000 on June 30, 2005 (including exchange of the $275,000 bridge notes issued in June 2005), and we completed a second closing on July 5, 2005 for an additional $440,400. Pursuant to these subscription agreements, our subsidiary issued its Series A Preferred Stock, to the June/July 2005 Investors. This Series A Preferred Stock is non-redeemable. The shares of Series A Preferred Stock (plus all accrued and unpaid dividends thereon) held by each June/July 2005 Investor are exchangeable for ADSs (i) at any time at the election of such June/July 2005 Investor, (ii) automatically upon written notice by us to the investor in the event that the sale price of the ADSs on the NASDAQ SmallCap Market is greater than $1.50 per share for a period of ten consecutive trading days, and certain other conditions are met, and (iii) automatically to the extent any shares of the Series A Preferred Stock have not been exchanged prior to June 30, 2007. The Series A Preferred Stock will accrue dividends at a rate of 15% per year compounded annually until June 30, 2007, at which time no further dividends will accrue, and are payable in the form of additional ADSs. Including accruable dividends, the shares of Series A Preferred Stock issued on June 30, 2005, together with the additional shares issued on July 5, 2005, will be exchangeable for a total of 4,762,326 ADSs, representing an initial purchase price of $0.40 per ADS. As of December 31, 2005, approximately $108,000 had been accrued for the value of the 15% dividend in the accompanying consolidated statement of operations. Pursuant to the subscription agreements, we also issued to the June/July 2005 Investors warrants to purchase an aggregate of 3,601,000 ADSs at an exercise price per share equal to the greater of $0.50 or the U.S. Dollar equivalent of 20.5 U.K. pence. These warrants are immediately exercisable and expire on June 30, 2010. In connection with the July 5, 2005 closing of the private placement, we also issued warrants to purchase an aggregate of 77,070 ADSs to Anthony Fitzgerald and Next Level Capital, Inc., as compensation for services as placement agents, on substantially similar terms as the warrants issued to the June/July Investors in such private placement. In December 2005 and January 2006, several of the June/July 2005 investors converted an aggregate of 3,001 shares of Series A Preferred Stock into an aggregate of 806,209 ADSs. In March 2006, Insignia and certain June/July 2005 Investors, a December 2005 Investor and Next Level Capital, Inc. amended the warrants issued to them to reduce the exercise price of such warrants to $0.25 per share. In March 2006, certain June/July 2005 Investors, a December 2005 Investor and Next Level Capital, Inc. exercised warrants to purchase an aggregate of 1,205,750 ADSs, which resulted in an aggregate of approximately $300,000 in cash, net of share issuance costs, to Insignia.

On February 10, 2005, Insignia entered into a Securities Subscription Agreement with Fusion Capital (the “2005 Fusion Capital securities subscription agreement”) pursuant to which Insignia agreed to sell ADSs, representing ordinary shares having an aggregate purchase price of up to $12.0 million, to Fusion Capital over a period of 30 months. The shares will be priced based on a market-based formula at the time of purchase. We only have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $1.00, in which case the daily amount may be increased under certain conditions as the price of our ADSs increases. In addition, Fusion Capital shall not have the right nor be obligated to subscribe for any ADSs on any trading days that the purchase price (as defined in the 2005 Fusion Capital securities subscription agreement) of our ADSs falls below $0.40 at any time during the trading day. The purchase price of our ADSs had been $0.40 or above $0.40 from October 25, 2005, the date when the 2005 S-1 Registration Statement was declared effective, until November 2, 2005. However, the purchase price of our ADSs has been less than $0.40 between November 3, 2005 through June 22, 2006 at some point during each such trading day. Accordingly, our ability to obtain funding under the 2005 Fusion Capital securities subscription agreement is dependent on the trading price of our ADSs increasing to at or above $0.40 per ADS. As a commitment fee for this facility, we issued to Fusion Capital warrants for 2,000,000 ADSs exercisable at 20.5 pence per share and for 2,000,000 ADSs exercisable at the greater of 20.5 pence or $0.40 per share. In March 2006, Fusion Capital fully exercised the first warrant and partially exercised the second warrant as to 720,000 ADSs. Fusion Capital paid for the exercise of such warrants by cancellation of a promissory note issued to Fusion in the principal amount of $450,000, plus unpaid accrued interest, that Insignia had issued to Fusion Capital in November 2005 plus cash, which resulted in an aggregate of $523,225 in cash, net of share issuance costs, to Insignia.

Under the laws of England and Wales, we are not permitted to sell our ADSs at a purchase price that is less than the nominal value of our ordinary shares. In addition, Insignia will not effect any issuance of ordinary shares (or have its transfer agent or depository issue any ADSs) on any trading day where the purchase price for any subscriptions would be less than the U.S. dollar equivalent of 102.5% of the then nominal value of the ordinary shares. At our general meeting of shareholders held on September 30, 2005, our shareholders approved a reduction of the nominal value of our ordinary shares from 20 pence per share to 1 pence per share. Such reduction became effective on December 21, 2005 when the order of the U.K. High Court of Justice confirming such reduction of the nominal value of our ordinary shares was registered with the U.K. Registrar of Companies.

At our general meeting of shareholders held on September 30, 2005, our shareholders approved an increase of 35,000,000 ordinary shares to the Company’s authorized share capital. This increase in our authorized share capital was conditional upon the reduction of the nominal value of our ordinary shares to 1 pence per share becoming effective, which took place on December 21, 2005. Accordingly, we have a total of 110,000,000 ordinary shares authorized for issuance, of which 42,897,776 shares were outstanding as of December 31, 2005, 24,542,417 shares were reserved for issuance upon the exercise of outstanding warrants and options, 8,492,500 shares were reserved for issuance upon exchange of Series B Preferred Stock of our subsidiary, Insignia Solutions Inc., in connection with the December 2005 Subscription Agreement, and 4,567,575 shares were reserved for issuance upon exchange of Series A Preferred Stock of our subsidiary in connection with the June 30 and July 5, 2005 Securities Subscription Agreements.

Based upon the foregoing and our current forecasts and estimates, the achievement of our target revenues, cost-cutting and accounts receivable collection goals, we estimate our current forecasted cash and cash equivalents should be sufficient to meet our operating and capital requirements through July 31, 2006. If cash currently available from all sources is insufficient to satisfy our liquidity requirements, we may seek additional sources of financing including selling additional equity or debt securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced, and our shareholders could experience substantial dilution. In addition, any equity or debt securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain additional financing as and when needed and on acceptable terms our business may be jeopardized.

Our stock was recently delisted from NASDAQ.

Our ADSs were delisted from the NASDAQ SmallCap Market effective April 25, 2006 and quotations for our ADSs currently appear in the National Daily Quotations Journal, often referred to as the “pink sheets”, where subscribing dealers can submit bid and ask prices on a daily basis. This delisting will likely reduce the liquidity of the Company’s securities, could cause investors not to trade in the Company’s securities and result in a lower stock price, and could have an adverse effect on the Company. Additionally, we may become subject to Securities and Exchange Commission (“SEC”) rules that affect “penny stocks,” which are stocks priced below $5.00 per share that are not quoted on a NASDAQ market. These rules would make it more difficult for brokers to find buyers for our shares and could lower the net sales prices that our stockholders are able to obtain. If our share price remains low, we may not be willing or able to raise equity capital. While we intend to seek to have our ADSs quoted on the Over the Counter (OTC) Bulletin Board, there can be no assurances as to when, or whether, they will become quoted on the OTC Bulletin Board.

We may request the NASDAQ Listing and Hearing Review Council to review the decision to delist Insignia’s securities from the NASDAQ SmallCap Market. However, there can be no assurance the any such request will successful.

The sale of our shares to Fusion Capital and other investors may cause dilution, and the sale of the such shares by Fusion Capital and other investors could cause the price of our shares to decline.

We have registered 40,028,530 ADSs for resale in a Registration Statement on Form S-1, as amended, filed with the SEC on October 13, 2005 (the “2005 S-1 Registration Statement”), which was declared effective by the SEC on October 25, 2005. In addition, we have filed a Registration Statement on Form S-1 with the SEC on February 14, 2006 (the “2006 S-1 Registration Statement”) to register an additional 18,663,450 ADSs for resale. The 2006 S-1 Registration Statement has not yet been declared effective by the SEC. The 2005 S-1 Registration Statement includes 20,000,000 shares issuable in connection with the 2005 Fusion Capital securities subscription agreement and outstanding warrants. Depending upon market liquidity at the time, a sale of such shares at any given time could cause the trading price of our shares to decline. The sale of a substantial number of shares, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. The number of shares to be issued to Fusion Capital pursuant to the 2005 Fusion Capital securities subscription agreement with Fusion Capital will fluctuate based on the price of our shares. Shares sold to Fusion Capital under the 2005 Fusion Capital securities subscription agreement are currently freely tradable. Fusion Capital may sell none, some or all of the shares purchased from us at any time.

Our future performance depends upon sales of products of our IDMS and OMC product lines, which are our sole products.

We only began shipping the IDMS products in December 2003 and the OMC products in October 2004 and have achieved only minimal sales to date, including revenues of only $450,000 relating to sales of the IDMS and OMC product in 2004 and revenues of $3,177,955 in 2005. The DMS product line was acquired as part of Mi4e in March 2005 and we thus have limited experience in selling this product. If we are unable to gain the necessary customer traction for our IDMS and OMC product, our business may be jeopardized.

Our IDMS and OMC products represent the “next-generation” of products that enable carriers to repair and update mobile phones “over-the-air” without having their customers send back their handsets to the carrier for repair or update. To the extent that carriers continue to use the current generation of “over-the-air” products, such as those offered by Bitfone, Innopath, Openwave and mFormation, to make repairs and updates and do not believe that the next generation products, such as our IDMS and OMC products, offer a sufficiently important improvement at a reasonable cost, then we may not achieve our targeted sales and our business could fail.

In addition, some prospective customers have been reticent to buy our IDMS and OMC products because of our current financial position. To the extent that prospective customers believe that we are under-capitalized, they may be hesitant to buy our products.

The long and complex process of licensing our IDMS and OMC products makes our revenue unpredictable.

Our revenue is dependent upon our ability to license our IDMS and OMC products to third parties. Licensing our IDMS and OMC products has to date been a long and complex process, longer than the typical six to nine months sales cycle for our former product. Before committing to license our products, potential customers must generally consider a wide range of issues including product benefits, infrastructure requirements, functionality, reliability and our ability to work with existing systems. The process of entering into a development license with a company typically involves lengthy negotiations. Because of the sales cycle, it is difficult for us to predict when, or if, a particular prospect might sign a license agreement. Development license fees may be delayed or reduced because of this process.

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

If handset manufacturers (and other third parties) do not achieve substantial sales of their products that incorporate our IDMS and OMC technology, we will not receive royalty payments on our licenses.

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

We have experienced operating losses in each quarter since the second quarter of 1996. To achieve profitability, we will have to increase our revenue significantly. Our ability to increase revenue depends upon the success of our IDMS and OMC product lines, and to date we have received only minimal revenue. If we are unable to create revenue from IDMS and OMC in the form of development license fees, maintenance and support fees, commercial use royalties and nonrecurring engineering services, our current revenue will be insufficient to sustain our business.

We need to increase our sales and marketing expenditures in order to achieve sales of our OMC and IDMS products; however, this increase in expenses is expected to decrease our cash position.

In 2005 and 2004, we spent 83% and 464% respectively, of our total net revenue on sales and marketing. To market IDMS and OMC effectively, we must develop client and server channel markets. We will continue to incur the expenses for a sales and marketing infrastructure before we recognize significant revenue from sales of the product. Because customers in the smart device market tend to remain with the same vendor over time, we believe that we must devote significant resources to each potential sale. If potential customers do not design our products into their systems, the resources we have devoted to the sales prospect would be lost. If we fail to achieve and sustain significant increases in our quarterly sales, we may not be able to continue to increase our investment in these areas. With increased expenses, we must significantly increase our revenue if we are to become profitable.

If we are unable to stay abreast of technological changes, evolving industry standards and rapidly changing customer requirements, our business will likely suffer and revenue may decline.

The market for mobile devices is fragmented and characterized by technological change, evolving industry standards and rapid changes in customer requirements. IDMS and OMC will need to be continually improved to meet emerging market conditions, such as new interoperability standards, new methods of wireless notifications, new flash silicon technologies and new telecom infrastructure elements. Our existing products will become less competitive or obsolete if we fail to introduce new products or product enhancements that anticipate the features and functionality that customers demand. The success of our new product introductions will depend on our ability to:

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

Our IDMS and OMC product lines are targeted for the mobile operator and mobile device market. The market for these products is fragmented and highly competitive. This market is also rapidly changing, and there are many companies creating products that compete or will compete with ours. As the industry develops, we expect competition to increase in the future. This competition may come from existing competitors or other companies that we do not yet know about. Our main competitors include Bitfone, InnoPath, Red Bend, mFormation, Smarttrust and Swapcom.

If these competitors develop products that are less expensive or provide better capabilities or functionality than does our IDMS and OMC product line, we will be unable to gain market share. Many of our current competitors and potential competitors have greater resources, including larger customer bases and greater financial resources than we do, and we might not be able to compete successfully against these companies. A variety of other potential actions by our competitors, including increased promotion and accelerated introduction of new or enhanced products, could also harm our competitive position.

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

We currently have 12 employees in the United States, 13 employees in Sweden and 8 employees in the United Kingdom. In the past, the geographic distance between our engineering personnel in the United Kingdom, Sweden and our principal offices in California and primary markets in Asia, Europe and the United States has led to logistical and communication difficulties. In the future, we may experience similar difficulties, which may have an adverse impact on our business. Further, because a substantial portion of our research and development operations is located in the United Kingdom and Sweden, our operations and expenses are directly affected by economic and political conditions in the United Kingdom and Sweden.

Economic conditions in Europe and fluctuations in the value of the Euro against the U.S. dollar, the Swedish Krona and British pound sterling could impair our revenue and results of operations. International operations are subject to a number of other special risks. These risks include foreign government regulation, reduced protection of intellectual property rights in some countries where we do business, longer receivable collection periods and greater difficulty in accounts receivable collection, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and staffing and managing foreign operations, general geopolitical risks, such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships, and possible recessionary environments in economies outside the United States.

In March 2005, we acquired Mi4e Device Management AB (“Mi4e”), a company headquartered in Sweden. We now have approximately 13 employees and an office in Sweden. It takes substantial management time and financial resources to integrate operations in connection with an acquisition, and the potential logistical, personnel and customer challenges are exacerbated when, as in this case, the acquirer and target companies are separated by great geographic distance.

International sales of our products, which we expect to comprise a significant portion of total revenue, expose us to the business and economic risks of international operations.

Sales from outside of the United States accounted for approximately 87% and 72% of our total revenue for 2005 and 2004, respectively. We expect to market IDMS and OMC products to mobile operators and handset manufacturers in Europe. Economic conditions in Europe and fluctuations in the value of the Euro against the U.S. dollar and British pound sterling and Swedish Krona in particular could impair our revenue and results of operations. International operations are subject to a number of other risks. These risks include:

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

The software we develop is complex and must meet the stringent technical requirements of our customers. We must develop our products quickly to keep pace with the rapidly changing Internet software and telecommunications markets. Software products and services as complex as ours are likely to contain undetected errors or defects. Software errors are particularly common when a product is first introduced or a new version is released. Despite thorough testing, our products might be shipped with errors. If this were to happen, customers could reject our products, or there might be costly delays in correcting the problems, and we could face damage to our reputation. Our products are increasingly used in systems that interact directly with the general public, such as in transportation and medical systems. In these public-facing systems, the failure of our products could cause substantial property damage or personal injury, which could expose us to product liability claims. Our products are used for applications in business systems where the failure of our products could be linked to substantial economic loss. Our agreements with our customers typically contain provisions designed to limit our exposure to potential product liability and other claims. It is likely, however, that these provisions are not effective in all circumstances and in all jurisdictions. We may not have adequate insurance against product liability risks, and renewal of our insurance may not be available to us on commercially reasonable terms. Further, our errors and omissions insurance may not be adequate to cover claims. If we ever had to recall any of our products due to errors or other problems, it would cost us a great deal of time, effort and expense.

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

If we fail to deploy our products successfully or to an agreed schedule, our customers may seek damages.

Although we take steps to minimize potential damage claims from customers through limiting liabilities in our license contracts, it may not always be possible to fully limit these potential liabilities. Our products are complex software solutions that depend on integration to other complex software solutions. Therefore, successful, and on-time, deployments can not be assured. While most of our deployments are successful, due to the inherent complexity of the solutions, some deployments may not be completed according to plan, or meet customer expectations, and be subject to termination and potential damage claims from customers.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our Annual Report on Form 10-K for the year ending December 31, 2007, our management will be required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation. The process of reviewing, documenting and testing our internal control over financial reporting, will result in substantial increased expenses and the devotion of significant management and other internal resources.

We may encounter problems or delays in completing the assessment and the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting, including having the necessary financial resources to conduct the assessment and implementation. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

In connection with its audit for the year ended December 31, 2005, Burr, Pilger & Mayer LLP, our independent registered public accounting firm, identified material weaknesses in our internal control over financial reporting. Deficiencies noted related to our failure to complete, on a timely basis, proper analysis of, accounting for, and management review of (i) certain complex equity transactions, (ii) our acquisition of Mi4e, and (iii) activity related to Mi4e subsequent to the closing of our acquisition. In addition, a material weakness was noted in our ability to prepare and complete certain financial statements and disclosures required in our consolidated financial statements in our Form 10-K reporting. The existence of the above deficiencies in the design or operation of our internal control could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements.

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

Item 1B — Unresolved Staff Comments

Not applicable.

Item 2 — Properties

In March 2006, we relocated our headquarters and principal management facility to Campbell, California from our previous facility located in Fremont, California that had been our headquarters and principal management facility since April 2003. On October 17, 2005, we entered into a three-year contract lease for the Campbell, California facility effective March 1, 2006 for approximately 3,379 square feet. Our principal European sales, research and development and administrative facility is located at Hammarby Alle, 4th Floor, in Stockholm, Sweden and consists of approximately 4,467 square feet under a lease that will expire in July 2008. Insignia also has an engineering center in High Wycombe, United Kingdom, and consists of approximately 5,000 square feet under a lease that will expire in August 2013. In April 2003, as part of the sale of the JVM product line to esmertec, esmertec entered into an agreement with our U.K. building landlord to take over the leasehold property on one of the two buildings located in High Wycombe. Effective February 1, 2004, we subleased half of our remaining U.K. office space. This sublease was terminated effective January 1, 2006. On April 26, 2006 we entered into a sub-lease agreement for our UK office in High Wycombe, United Kingdom with Norwest Holt Limited. The assigned lease is a 15 year lease originally signed on April 12, 1998 with an annual rent of 105,000 British Pounds that is subject to periodic price adjustments. Under the term of the sub-lease Agreement, Insignia will pay the first nine months of rent on the property for Norwest Holdings. Insignia will save approximately $1.2 million dollars in future rent payments from 2006 to 2013 as a result of this sub-lease agreement.

Item 3 — Legal Proceedings

Not applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Ordinary Shares

Our American Depositary Shares (“ADSs”), each representing one ordinary share of 1 pence nominal value, have been traded under the symbol “INSGY” from Insignia’s initial public offering in November 1995 to December 24, 2000. Since December 24, 2000, our ADSs have traded under the symbol “INSG” except between November 25, 2005 to December 21, 2005 when our trading symbol changed to “INSGE” due to a filing delinquency. Our stock traded on the NASDAQ National Market from November 1995 to January 2003, and has traded on the NASDAQ SmallCap Market from then until April 24, 2006. Our trading symbol changed to “INSGY” on April 25, 2006. Quotations for our stock currently appear in the National Daily Quotations Journal, often referred to as the “pink sheets”, where subscribing dealers can submit bid and ask prices on a daily basis. The following table sets forth, for the periods indicated, the high and low sales prices for our ADSs as reported by the NASDAQ National Market or NASDAQ SmallCap Market, or on the “pink sheets”, as applicable:

	2005 Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31

Quarterly per share stock price:
High	$1.25	$0.69	$1.29	$1.04
Low	$0.23	$0.40	$0.25	$0.43

	2004 Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31

Quarterly per share stock price:
High	$1.30	$0.92	$2.14	$3.47
Low	$0.68	$0.50	$0.75	$0.88

As of June 26, 2006, there were approximately 189 holders of record of our ordinary shares and ADSs, excluding those holders of ADSs that are held in nominee or street name by brokers.

Dividends

We have not declared or paid any cash dividends on our ordinary shares. We anticipate that we will retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Any payment of dividends would be subject, under English law, to the Companies Act 1985, and to our Memorandum and Articles of Association, and may only be paid from our retained earnings, determined on a pre-consolidated basis. As of December 31, 2005, Insignia Solutions had an accumulated deficit of approximately $82,958,000 on a consolidated basis, and accordingly, do not expect to have funds legally available to pay dividends on our ordinary shares for the foreseeable future.

Item 6 — Selected Financial Data

The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from our audited financial statements that are included elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2002 and 2001, and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 are derived from audited consolidated financial statements. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

Due to our product line changes and other significant financial events, the comparability of the consolidated financial statements from year to year may be affected materially. For further clarity review the Sale of Jeode Product Line and Java Virtual Machine Assets in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

Selected Consolidated Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Consolidated Statement of Operations Data
Net revenues	$3,178	$541	$710	$7,256	$10,273
Cost of net revenues	621	42	340	2,584	4,275

Gross profit	2,557	499	370	4,672	5,998

Operating expenses:
Sales and marketing	2,637	2,511	1,757	5,558	7,058
Research and development	2,666	2,807	3,373	5,640	6,220
General and administrative	3,664	2,579	2,676	3,356	4,155
Amortization of intangible assets	71	—	—	—	—
Restructuring	—	—	498	296	292

Total operating expenses	9,038	7,897	8,304	14,850	17,725

Operating loss	(6,481)	(7,398)	(7,934)	(10,178)	(11,727)
Interest and other income (expense), net	(1,910)	255	3,101	(356)	567

Net loss before income taxes	(8,391)	(7,143)	(4,833)	(10,534)	(11,160)
Benefit from income taxes	(29)	(81)	(510)	(2,114)	(152)

Net loss	(8,362)	(7,062)	(4,323)	(8,420)	(11,008)
Accretion of dividend on subsidiary preferred stock	(108)	—	—	—	—
Deemed dividend related to beneficial conversion feature of subsidiary preferred stock	(611)	—	—	—	—

Net loss attributable to ordinary shareholders	$(9,081)	$(7,062)	$(4,323)	$(8,420)	$(11,008)

Net loss per share:
Basic and diluted	$(0.22)	$(0.23)	$(0.20)	$(0.42)	$(0.57)
Weighted average ordinary shares and ordinary share equivalents:
Basic and diluted	41,742	30,191	21,231	19,937	19,248

	December 31,
	2005	2004	2003	2002	2001

Consolidated Balance Sheet Data
Cash, cash equivalents, short-term investments and restricted cash	$1,284	$952	$2,232	$976	$8,893
Working capital (deficit)	(4,194)	900	2,254	1,964	10,633
Total assets	6,117	2,587	6,794	6,453	17,768
Mandatorily redeemable warrants	—	—	38	1,440	1,440
Total shareholders’ equity (deficit)	$(1,206)	$1,341	$2,589	$2,673	$9,895

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

Overview

We commenced operations in 1986, and currently develop, market and support software technologies that enable mobile operators and phone manufacturers to update the firmware of mobile devices using standard over-the-air data networks. Before 2003, our principal product line was the Jeodetm platform, based on our Embedded Virtual Machine (“EVM”) technology. The Jeodetm platform was our implementation of Sun Microsystems, Inc.’s (“Sun”) Java® technology tailored for smart devices.

During 2001, we began development of a range of products (“Device Management Suite” or “IDMS” and “Open Management Client” or “OMC” products) for the mobile phone and wireless operator industry. These IDMS and OMC products build on our position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and allow wireless operators and phone manufacturers to reduce customer care and software recall costs as well as increase subscriber revenue by deploying new mobile services based on dynamically provisional capabilities. With the sale of our JVM product line in April 2003, our sole product line consists of our IDMS and OMC products. We shipped our first IDMS products in December 2003 and our first OMC products in October 2004, but have not achieved revenues necessary to reach profitability.

On March 16, 2005, we closed our acquisition of Mi4e, a private company headquartered in Stockholm, Sweden. The consideration paid in the transaction was 3,959,588 ADSs. In addition, up to a maximum of 700,000 Euros is payable in a potential earn-out based on a percentage of future revenue collected from sales of existing Mi4e products. Mi4e develops, markets and supports software technologies that enable mobile operators and phone manufacturers to update firmware of mobile devices using standard over-the-air data networks. Its main product, a Device Management Server (“DMS”), is a mobile device management infrastructure solution for mobile operators that support the OMA client provisioning specification. DMS was first deployed at Telstra in Australia in 2000 and has since been deployed at more than ten carriers around the world. By integrating the Mi4e capabilities with existing Insignia applications, our strategy is to deliver comprehensive solutions across multiple generations of technology and therefore resolve firmware update and compatibility issues for current and future users who require over-the-air repair.

Currently we offer the DMS and OMC product lines. Our revenues from these products are derived from:

•	Initial licensing fees;

•	Royalties paid based on volume of users;

•	Support and maintenance fees;

•	Trial and installation;

•	Subscription fees for hosting services; and

•	Engineering services.

International

Our operations outside of the United States are primarily in the United Kingdom and Sweden, where part of our research and development operations and our European sales activities are located. We sell our IDMS and OMC platforms directly to operators, distributors and OEMs. Sales to customers outside the United States were derived mainly from customers in Europe and Asia, and represented 87%, 72%, and 42% of total revenues in 2005, 2004 and 2003 respectively. Economic conditions in Europe as well as fluctuations in the value of the Euro and Swedish Krona against the U.S. dollar could impair our revenue and results of operations. Our revenues from customers outside the United States are generally affected by the same factors as our revenues from sales to customers in the United States. The operating expenses of our operations outside the United States are mostly incurred in Europe and relate to our research and development and European sales activities. Such expenses consist primarily of ongoing fixed costs and consequently do not fluctuate in direct proportion to revenues. Most of our remaining expenses are British pound sterling, Swedish Krona and Euro denominated and, consequently, we are exposed to fluctuations in exchange rates. Our expenses outside the United States can fluctuate from period to period based on movements in currency exchange rates. Historically, movements in currency exchange rates have not had a material effect on our revenues. We did not enter into any currency option hedge contracts in 2005, 2004, or 2003.

We operate with the U.S. dollar as our functional currency, with revenues and operating expenses denominated in Euros, U.S. dollars, British Pounds Sterling and Swedish Krona. Exchange rate fluctuations against the U.S. dollar can cause Swedish and U.K. expenses, which are translated into dollars for financial statement reporting purposes, to vary from period-to-period.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. These estimates affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. By their nature, these judgments are subject to an inherent degree of uncertainty. The most significant estimates and assumptions relate to revenue recognition, the adequacy of allowances for doubtful accounts, long-lived assets, tax accounting, and business combinations. Actual amounts could differ from these estimates.

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

Tax Accounting

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

Business Combinations

In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations”, the purchase price of an acquired company is allocated between the intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to goodwill if indicators of potential impairment exist. As a result of business acquisitions, the allocation of the purchase price to goodwill and intangible assets could have a significant impact on our future operating results. The allocation of the purchase price of the acquired company to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should conditions be different from management’s current estimates, material write-downs of intangible assets or goodwill may be required, which would adversely affect our operating results.

In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we assess goodwill and intangible assets with indefinite lives for impairment at least annually, or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. To the extent the carrying amount exceeds its fair value, an impairment charge to operations is recorded. At December 31, 2005, the carrying value of goodwill was $592,000, and the carrying value of intangibles was $2,095,000.

Sale of Jeode Product Line and Java Virtual Machine Assets

In 2003, we sold our Jeode product line to esmertec A.G. (“esmertec”) a Swiss software company focused on Java technologies, and transitioned our product focus to our SSP product line. This change in product focus has resulted in a redirection of available resources from our historical revenue base towards the development and marketing efforts associated with the SSP product.

On February 7, 2003, we entered into a loan agreement with esmertec whereby esmertec loaned Insignia $1.0 million at an interest rate of prime plus two percent. The principal amount of $1.0 million was repaid on January 15, 2004 by offsetting that amount with a receivable relating to the product line purchase. All remaining accrued interest of $55,161 was repaid on March 15, 2004 by offsetting the accrued interest against prepaid royalties. Accordingly, there were no outstanding balances or future amounts due to esmertec under the loan agreement as of December 31, 2004.

On March 4, 2003, we entered into several agreements with esmertec, including a definitive agreement to sell certain assets relating to our Jeode product line in exchange for $3.5 million due in installments through April 2004. The transaction closed on April 23, 2003. The assets sold primarily included the fixed assets, customer agreements and employees related to the Jeode product line. Under the terms of the agreements, esmertec also became the exclusive master distributor of the Jeode technology in exchange for $3.4 million in minimum guaranteed royalties through October 2004.

Under these agreements, Insignia could have earned up to an additional $4.0 million over the subsequent three-year period from the effective date of the definitive agreement based on a percentage of esmertec’s sales of the Jeode product during the period. Additionally, the parties entered into a cooperative agreement whereby esmertec agreed to promote Insignia’s SSP software product to esmertec’s mobile platform customers.

As part of this transaction, we transferred 42 employees to esmertec, of which 31 were development engineers. In addition, as part of the sale, esmertec entered into an agreement with our U.K. building landlord in order to assume the lease on one of the two buildings leased by Insignia.

On February 13, 2004, Insignia and esmertec executed an agreement transferring the intellectual property of Jeode and the title for Insignia’s remaining prepaid royalties to esmertec.

On June 30, 2004, Insignia and esmertec executed a Termination and Waiver Agreement that effectively concluded the remaining business between the two companies and dissolved any ties going forward between Insignia and the product line it sold to esmertec in April 2003. The agreement offset esmertec related liabilities and deferred revenue totaling $853,000 against $600,000 of remaining guaranteed royalty payments due from esmertec in exchange for final cash payment to Insignia of $185,000 (which was made in July 2004). The resulting net gain of $302,000 was recorded as other income in the second quarter of 2004 and is net of expenses. This agreement resulted in the full and final satisfaction of the deferred consideration and waiver of all future outstanding obligations pursuant to the 2003 asset purchase agreement.

Results of Operations

Revenues

The following table sets forth statements of operations data for the three years ended December 31, 2005 expressed as a percentage of total revenues:

		% Change		% Change
	2005	2004 to 2005	2004	2003 to 2004	2003
	($ in thousands)

License revenues	$2,394	360%	$521	0%	$522
Service revenues	784	3,820%	20	(89)%	188

Total revenues	$3,178	487%	$541	(24)%	$710

The IDMS and OMC product lines were our primary business for 2004 and 2005. The Jeodetm product line was our primary business for 2003. The IDMS, OMC and the Jeodetm product line derive revenue from four main sources: the sale of software licenses, the sale of annual maintenance and support contracts as well as services, per unit royalties and non-recurring engineering or consulting activities. Revenues from the sale of development licenses, packaged products and royalties received from OEMs are classified as license revenue, while revenues from non-recurring engineering activities, training, and annual maintenance contracts are classified as service revenue.

In 2005, the IDMS and OMC platforms accounted for 100% of the total revenue. In 2003 the Jeodetm platform accounted for 94% and in 2004 the SSP platform accounted for 83%, respectively, of total revenues. The OMC platform became available in October 2004, the IDMS platform became available for sale in December 2003, and the Jeodetm platform became available for sale in 1999. Total revenues in 2005 increased 487% from 2004 due to the maturing market for mobile device management technologies and the addition of the components acquired with Mi4e. The Jeodetm product line was sold in April 2003, and the service revenue from the support and maintenance agreements associated with the Jeodetm product line were also transferred at the time of the sale. Since that time we have focused our efforts to develop and sell IDMS and OMC products and services on a full-time basis. In 2005, 2004 and 2003 license revenue from the sale of IDMS, OMC and Jeodetm accounted for 75%, 96% and 74% respectively, of total revenues. Service revenue from the IDMS, OMC and Jeodetm platforms accounted for 25%, 4% and 26% of total revenues for 2005, 2004 and 2003 respectively. No future revenues are expected from the Jeodetm product line which was sold in 2003.

License revenues increased significantly in 2005 compared to 2004 as the Company began to show commercial success with its IDMS and OMC products as a result of both increased market demand and the inclusion of the products and customers acquired through the Mi4e acquisition. License revenues did not change materially in 2004 compared to 2003 as the Company began its initial introduction of the new SSP product in 2004.

Service revenue in 2005 increased significantly compared to 2004. The increase was primarily due to the expanded number of customers under contract and inclusion of the Mi4e maintenance and support agreements. Service revenue decreased by 89% in 2004 compared to 2003 due to the decrease in the number of support and maintenance agreements under the SSP product line.

Sales to OEMs and Distributors

Sales to distributors and OEMs representing more than 10% of total revenue in each period accounted for the following percentages of total revenue:

	Year Ended December 31,
	2005	2004	2003

Distributors:
Distributor A	10%	—	—
Distributor B	13%	—	—
Distributor C	10%	—	—
Distributor D	—	28%	—
Distributor E	—	17%	*
Distributor F	*	14%	—
All Distributors	63%	60%	47%
OEMs:
OEM A	—	21%	—
OEM B	—	18%	—
OEM C	—	—	26%
All OEMs	7%	40%	49%

*	Less than 10%

Cost of revenues and gross margin

		% Change		% Change
	2005	2004 to 2005	2004	2003 to 2004	2003
	($ in thousands)

Cost of license revenues	$365	1,204%	$28	(90)%	$288
Gross margin: license revenues	85%		95%		45%
Cost of service revenues	$256	1,729%	$14	(73)%	$52
Gross margin: service revenues	67%		30%		72%
Total cost of revenues	$621	1,379%	$42	(88)%	$340
Gross margin: total revenues	80%		92%		52%

The costs of license revenues for 2005, 2004, 2003 consisted mainly of software license paid to third parties, and amortization of intangibles related to purchased technology in 2005, which was the cause of the reduction in our license margin to 85% in 2005 from 95% in 2004. In all three years the cost of service revenue was a result of costs associated with non-recurring engineering activities and end-user support under maintenance contracts. License revenue gross margin in 2004 was 95% compared to 45% in 2003. The increase in gross margin was due to lower sales of our Jeode product in 2004 and 2005, and hence lower royalties paid to Sun with respect to the licensing of Java® technology, as a result of our sale of the Jeode business to esmertec in April 2003.

The gross margin on sales of our IDMS and OMC platforms are typically affected by whether we are using internal or external representatives to sell the IDMS and OMC product lines and the percentage commission negotiated with the sales people or companies selling the IDMS and OMC software.

Gross margin for services revenue is impacted by the level, and pricing terms of, non-recurring engineering activities, which can vary from customer to customer, from contract to contract and based on the level of maintenance contracts sold and taken to revenue. Service revenue gross margins in 2005 were 67% compared to 30% in 2004 and 72% in 2003. The decrease in service revenue gross margin in 2004 is primarily a result of introducing our new SSP product during 2004 and amortizing the cost of service employees over a lower sales level. Margins recovered in 2005 as our service revenues increased.

Operating expenses

	Year Ended December 31,
		% Change		% Change
	2005	2005 to 2004	2004	2004 to 2003	2003
	($ in thousands)

Sales and marketing	$2,637	5%	$2,511	43%	$1,757
Percentage of total revenues	83%		464%		247%
Research and development	$2,666	(5)%	$2,807	(17)%	$3,373
Percentage of total revenues	84%		519%		475%
General and administrative	$3,664	42%	$2,579	(4)%	$2,676
Percentage of total revenues	115%		477%		377%
Amortization of intangible assets	$71	N/A	$0	0%	$0
Percentage of total revenues	2%		0%		0%
Restructuring	$0	0%	$0	(100)%	$498
Percentage of total revenues	0%		0%		70%

Sales and marketing

Sales and marketing expenses consist primarily of personnel and related overhead costs, salesperson commissions, advertising and promotional expenses and trade shows.

Sales and Marketing costs increased 5% in 2005 from 2004 as a result of an increased number of sales representatives and the addition of the Mi4e sales team. The 43% increase in sales and marketing expenditures from 2003 to 2004 was primarily due to a non cash charge of $353,000 for warrants that were issued to outside partners supporting the Company’s IDMS and OMC products launch, $271,000 of expenses related to a strategic sales partner promoting our product line in the Asian markets, $51,000 in additional travel expenses and $70,000 for recruitment fees.

Research and development

Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy, software support and maintenance and equipment depreciation. Research and development expenses in 2005 were $2,666,000 compared to $2,807,000 in 2004. The decrease of 5% is primarily due to a transition from our California based development center for our IDMS server product to a lower cost center in Sweden as we expanded the Mi4e operations and consolidated the IDMS research and development efforts to a single site. Research and development expenses in 2004 decreased 17% from 2003. The decrease in research and development costs from $3,373,000 in 2003 to $2,807,000 in 2004 was primarily due to $346,000 of lower salary related expenses as a result of a reduction in employees in the United Kingdom after the sale of our Jeodetm product line in April of 2003 and a $200,000 decrease in support and maintenance costs as a result of our transfer of support agreements to esmertec with the sale of our Jeodetm product line.

General and administrative

General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems, human resources and general management.

General and administrative expenses increased by $1,085,000 from 2004 to 2005. This was primarily due to increases associated with the Mi4e acquisition and a $175,000 increase in the reserve for bad debts. General and administrative expenses decreased by 4%, or approximately $100,000 from 2003 to 2004 primarily as a result of higher legal costs of approximately $95,000 in 2003 associated with the sale of our Jeodetm product line, lower rent expense in 2004 of approximately $100,000 resulting from the sublease of part of our facility in the United Kingdom, and $31,000 of lower salary related costs in the United Kingdom from reduced headcount as a result of the sale of the Jeodetm product line. These decreases were offset in part by an increase in 2004 recruiting costs of $40,000 and a $74,000 increase in printing and documentation costs.

Amortization of intangible assets

Amortization of intangible assets represent customer-related intangibles acquired in 2005 in connection with the acquisition of Mi4e being amortized over 10 years.

Restructuring

On February 11, 2003, we announced a restructuring of the organization to focus on the IDMS and OMC technology. The restructuring charges for 2003 were $498,000 for employee termination benefits. Restructuring expenses represented 70% of total revenues for 2003.

There were no restructuring costs in 2004 or 2005.

Interest income (expense), net

		% Change		% Change
	2005	2004 to 2005	2004	2003 to 2004	2003
	($ in thousands)

Interest income (expense), net	$(2,080)	(34,767)%	$6	115%	$(40)
Percentage of total revenues	(65)%		1%		(6)%

Net interest expense increased by $2,086,000 from 2004 to 2005. This change was primarily due to the $1,975,000 in accrued non-cash interest expense in connection with the private placement that closed in December 2005. This change was also due to increases in financing costs and interest associated with operating loans from Silicon Valley Bank and Platinum. A significant portion of these loans were settled in the fourth quarter of 2005. Net interest income changed from net interest expense of $40,000 in 2003 to net interest income of $6,000 in 2004. This change was primarily due to interest expense that was paid in 2003 on a $1,000,000 loan from esmertec which was settled in the first quarter of 2004.

Other income (expense), net

		% Change		% Change
	2005	2004 to 2005	2004	2003 to 2004	2003
	($ in thousands)

Other income (expense), net	$170	(32)%	$249	92%	$3,141
Percentage of total revenues	5%		46%		442%

Other income decreased by $79,000 from 2004 to 2005 and $2,892,000 from 2003 to 2004. Other income in 2005 includes a gain of $204,000 related to the favorable settlement of disputed accounts payable. Other income in 2004 includes a gain of $302,000 relating to the final gain on disposal of our Jeode product line. Other income in 2003 included a gain on the sale of our Jeode product line based on the original sale agreement.

We have, at times, an investment portfolio of fixed income securities that are classified as “available-for-sale-securities”. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities.

Benefit from income taxes

		% Change		% Change
	2005	2004 to 2005	2004	2003 to 2004	2003
	($ in thousands)

Benefit from income taxes	$(29)	(64)%	$(81)	(84)%	$(510)
Effective income tax rate	(0.3)%		(1.1)%		(11)%

From 2000 through 2002, certain research and development expenditures incurred in the United Kingdom qualified for a tax credit. The tax credit did not offset any tax liability but rather was a refund. The estimated refund for 2004 was $134,000. The estimated refund for 2003 reported in the 2003 Form 10-K was $391,000. The actual amount received for 2003 was $188,000 and was received in January of 2005. The difference of $203,000 between actual United Kingdom tax credit and the actual refund received for 2003 was due to the research and development expenses for SSP incurred in the United States were disallowed as the office in the United Kingdom was not leading the research and development process.

Liquidity and capital resources

	2005	2004	2003
	(In thousands)

Cash, cash equivalents and restricted cash at December 31	$1,284	$952	$2,232
Working capital (deficit) at December 31	$(4,194)	$900	$2,254
Net cash used in operating activities	$(4,680)	$(7,583)	$(4,235)

Our cash, cash equivalents and restricted cash totaled $1.3 million at December 31, 2005, compared to $1.0 million at December 31, 2004. We had recurring net losses of $8.4 million, $7.1 million and $4.3 million for the years ended December 31, 2005, 2004, and 2003 respectively, and we also had net cash used in operations of $4.7 million, $7.6 million and $4.2 million for the years ended December 31, 2005, 2004, 2003, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Based upon our current forecasts and estimates, including the achievement of our target revenues, cost-cutting and accounts receivable collection goals, our current forecasted cash and cash equivalents will be sufficient to meet our operating and capital requirements through July 31, 2006. If cash currently available from our current sources is insufficient to satisfy our liquidity requirements, we may seek additional sources of financing, including selling additional equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain additional financing as and when needed and on acceptable terms our business may be jeopardized.

In 2003, we sold the Jeodetm product line and transitioned our product focus to our IDMS and OMC product line. This change in product focus has resulted in a redirection of available resources from our historical revenue base towards the development and marketing efforts associated with the IDMS and OMC product. Cash used in operating activities totaled $4.7 million during 2005 compared to $7.6 million during 2004 and $4.2 million in 2003. The $4.7 million in cash used in operations in 2005 was primarily the result of our $8.4 million net loss and $1.1 million increase in accounts receivable, partially offset by a $1.0 million increase in payables and accrued liabilities and $2.0 million in non-cash interest expense on the warrant liability. The $7.6 million in cash used in operations in 2004 was primarily the result of our $7.1 million net loss. There was a $353,000 non-cash charge for warrant issuances as well as $82,000 equity in the net loss of our Korean affiliate and a gain on the sale of the Jeodetm product line of $302,000. In addition, the payment of accounts payable resulted in a use of cash of $155,000 as did the payment of accrued liabilities of $392,000. An additional use of cash resulted from an increase in trade accounts receivable of $125,000. The cash used in operations in 2003 resulted primarily from a net loss of $4.3 million, the gain on the sale of the Jeodetm product line of $3.1 million and a decrease of accounts payable of $187,000. Partially offsetting these uses of cash were an increase in deferred revenue of $1,085,000, a decrease of accounts receivable of $931,000, a decrease of other noncurrent assets of $319,000, and a decrease of tax receivable of $311,000.

Cash provided by investing activities in 2005 was $8,000 which consisted primarily of $107,000 cash provided by the acquisition of Mi4e net of cash acquired and acquisition costs paid, $50,000 used as a loan to our Korean joint venture and $31,000 used to purchase property and equipment. Cash provided by investing activities in 2004 was $998,000, which consisted primarily of $1.3 million in proceeds received from the sale of the Jeode product line. The $1.3 million in proceeds received from the sale of the Jeode product line was offset in part by $150,000 of investments in our Korean joint venture affiliate and $90,000 of purchased property and equipment. Cash provided by investing activities in 2003 was $2.0 million, which consisted primarily of $1.9 million of net proceeds from the sale of the Jeode product line and $230,000 being released from restricted cash.

Cash provided by financing activities in 2005 was $5.0 million, which consisted primarily of $1.7 million proceeds from a financing, $1.4 million from loans and $2.3 million from stock option and Employee Stock Purchase Plan proceeds and private placements. Cash provided by financing activities in 2004 was $5.3 million, which consisted primarily of $4.3 million, net of transaction costs, proceeds from two private placements and issuance of shares under a securities subscription agreement, $610,000 in proceeds from the exercise of options and $390,000 in proceeds from the exercise of warrants. Cash provided by financing activities in 2003 was $3.7 million, which consisted primarily of proceeds from the issuance of shares under a securities subscription agreement of $1.9 million, net of transaction costs, proceeds from the exercise of warrants of $841,000 and proceeds from a note payable of $1.0 million.

As of December 31, 2005, we had the following contractual cash obligations (in thousands):

	Notes	Operating
	Payable	Leases	Total

Year ending December 31,
2006	$524	$399	$923
2007	—	353	353
2008	—	319	319
2009	—	189	189
2010	—	181	181
Thereafter	—	482	482

	$524	$1,923	$2,447

As of December 31, 2005, 27 customers accounted for 100% of the gross accounts receivable balance of which two receivables represented 10% or more of the net receivable, or 42%, at December 31, 2005.

We have granted extended payment terms to customers from time to time depending on various factors, including the length of the requested payment extension and the creditworthiness of the customer. We report these future payments as accounts receivable and either recognized revenue or deferred revenue. Deferred revenue was $183,000 for 2005.

Insignia warrants its software products against defects in material and workmanship under normal use and service for a period of ninety days. There is no warranty accrual recorded because potential future payments either are not probable or we have yet to incur the expense.

On October 17, 2002, we entered into a securities subscription agreement with Fusion Capital, pursuant to which Fusion Capital agreed to purchase, on each trading day following the effectiveness of a registration statement covering the ADSs to be purchased by Fusion Capital, $10,000 of our ADSs up to an aggregate of $6.0 million over a period of 30 months. During 2003, we sold 3,380,132 ADSs to Fusion Capital resulting in proceeds of approximately $1.9 million, net of transaction costs, under the 2002 Fusion Capital securities subscription agreement that the Company had entered into with Fusion Capital in October 2002 (the“2002 Fusion Capital securities subscription agreement”). In 2004, we sold 3,100,060 shares to Fusion Capital for aggregate proceeds of $1.5 million, net of transaction costs, under the 2002 Fusion Capital securities subscription agreement. At December 31, 2004, $190,000 was due from Fusion Capital for stock purchases made and the amount was included in other receivables in our accompanying consolidated balance sheet. Payment was received in January 2005. In the first quarter of 2005, we issued and sold to Fusion Capital 3,519,808 ADSs for approximately

$1.5 million under the 2002 Fusion Capital agreement, and on February 9, 2005, we and Fusion Capital entered into a mutual termination agreement pursuant to which the 2002 Fusion Capital securities subscription agreement was terminated.

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

In early January 2004, Insignia Solutions issued and sold to certain institutional and other accredited investors, in a private placement, 2,262,500 newly issued ADSs, and warrants to purchase 565,625 ADSs, for a total purchase price of approximately $1.8 million.

On October 18, 2004, we closed a private placement financing with certain institutional and other accredited investors pursuant to which we sold newly issued ADSs and warrants to purchase ADSs, for a total purchase price of approximately $1.5 million, or $1.3 million net of transaction costs.

On February 10, 2005, Insignia entered into a Securities Subscription Agreement with Fusion Capital (the “2005 Fusion Capital securities subscription agreement”) pursuant to which Insignia agreed to sell ADSs, representing ordinary shares having an aggregate purchase price of up to $12.0 million, to Fusion Capital over a period of 30 months. The shares will be priced based on a market-based formula at the time of purchase. We only have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $1.00, in which case the daily amount may be increased under certain conditions as the price of our ADSs increases. In addition, Fusion Capital shall not have the right nor be obligated to subscribe for any ADSs on any trading days that the purchase price (as defined in the 2005 Fusion Capital securities subscription agreement) of our ADSs falls below $0.40 at any time during the trading day. The purchase price of our ADSs had been $0.40 or above $0.40 from October 25, 2005, the date when the 2005 S-1 Registration Statement was declared effective, until November 2, 2005. However, the purchase price of our ADSs has been less than $0.40 between November 3, 2005 through June 22, 2006 at some point during each such trading day. Accordingly, our ability to obtain funding under the 2005 Fusion Capital securities subscription agreement is dependent on the trading price of our ADSs increasing to at or above $0.40 per ADS. Any delay in the commencement of funding under the 2005 Fusion Capital securities subscription agreement could jeopardize Insignia’s business. As a commitment fee for this facility, we issued to Fusion Capital warrants for 2,000,000 ADSs exercisable at 20.5 pence per share and for 2,000,000 ADSs exercisable at the greater of 20.5 pence or $0.40 per share. In March 2006, Fusion Capital fully exercised the first warrant and partially exercised the second warrant as to 720,000 ADSs. Fusion Capital paid for the exercise of such warrants by cancellation of a promissory note issued to Fusion in the principal amount of $450,000, plus unpaid accrued interest, that Insignia had issued to Fusion Capital in November 2005 plus cash, which resulted in an aggregate of $523,225 in cash, net of share issuance costs, to Insignia.

On March 16, 2005, we closed our acquisition of Mi4e, a private company headquartered in Stockholm, Sweden. The consideration paid in the transaction was 3,959,588 ADSs representing ordinary shares. In addition, up to a maximum of 700,000 Euros is payable in a potential earn-out based on a percentage of future revenue collected from sales of existing Mi4e products. As of December 31, 2005, approximately $198,000 of this earn out was earned and accrued for in the accompanying consolidated balance sheet.

In June 2005, Insignia issued convertible notes to three shareholders in exchange for a bridge financing of $275,000. On June 30, 2005, these notes were converted into the Series A Preferred Stock, described below. In consideration of this bridge financing, we accrued loan fees in the form of ADSs representing 45,833 ordinary shares and warrants to purchase an aggregate of 45,833 ADSs at an exercise price of $0.58 per share were issued; these shares were valued at a market value of $25,200 and the warrants had a fair value, calculated using the Black-Scholes model, of approximately $17,000. These warrants are exercisable on December 21, 2005 and expire on June 30, 2010.

On June 30, 2005 and July 5, 2005, we and our wholly-owned subsidiary, Insignia Solutions Inc., entered into securities subscription agreements with Fusion Capital and other investors (“the June/July 2005 Investors”). Pursuant to these subscription agreements, we completed a closing for an aggregate of $1,000,000 on June 30, 2005 (including exchange of the $275,000 bridge notes issued in June 2005), and we completed a second closing on July 5, 2005 for an additional $440,400. Pursuant to these subscription agreements, our subsidiary issued its Series A Preferred Stock, to the June/July 2005 Investors. This Series A Preferred Stock is non-redeemable. The shares of Series A Preferred Stock (plus all accrued and unpaid dividends thereon) held by each June/July 2005 Investor are exchangeable for ADSs (i) at any time at the election of such June/July 2005 Investor, (ii) automatically upon written notice by us to the investor in the event that the sale price of the ADSs on the NASDAQ SmallCap Market is greater than $1.50 per share for a period of ten consecutive trading days, and certain other conditions are met, and (iii) automatically to the extent any shares of the Series A Preferred Stock have not been exchanged prior to June 30, 2007. The Series A Preferred Stock will accrue dividends at a rate of 15% per year compounded annually until June 30, 2007, at which time no further dividends will accrue, and are payable in the form of additional ADSs. Including accruable dividends, the shares of Series A Preferred Stock issued on June 30, 2005, together with the additional shares issued on July 5, 2005, will be exchangeable for a total of 4,762,326 ADSs, representing an initial purchase price of $0.40 per ADS. As of December 31, 2005, approximately $108,000 had been accrued for the value of the 15% dividend in the accompanying consolidated statement of operations. Pursuant to the subscription agreements, we also issued to the June/July 2005 Investors warrants to purchase an aggregate of 3,601,000 ADSs at an exercise price per share equal to the greater of $0.50 or the U.S. Dollar equivalent of 20.5 U.K. pence. These warrants are immediately exercisable and expire on June 30, 2010. In connection with the July 5, 2005 closing of the private placement, we also issued warrants to purchase an aggregate of 77,070 ADSs to Anthony Fitzgerald and Next Level Capital, Inc., as compensation for services as placement agents, on substantially similar terms as the warrants issued to the June/July 2005 Investors in such private placement. In addition, we entered into registration rights agreements with the June/July 2005 Investors pursuant to which we agreed to file a registration statement with the SEC covering the resale of (i) the ADSs issued to the investors upon exchange of the Series A Preferred Stock under their subscription agreements and (ii) the ADSs issuable upon exercise of their warrants. The 2005 S-1 Registration Statement, which covers the resale of the ADSs issued to the investors upon exchange of the Series A Preferred Stock under their subscription agreements and the ADSs issuable upon exercise of the warrants held by the June/July 2005 Investors, Anthony Fitzgerald and Next Level Capital, Inc., was declared effective by the SEC on October 25, 2005. In December 2005 and January 2006, several of the June/July 2005 investors converted an aggregate of 3,001 shares of Series A Preferred Stock into an aggregate of 806,209 ADSs. In March 2006, Insignia and certain June/July 2005 Investors, a December 2005 Investor and Next Level Capital, Inc. amended the warrants issued to them to reduce the exercise price of such warrants to $0.25 per share. In March 2006, certain June/July 2005 Investors, a December 2005 Investor and Next Level Capital, Inc. exercised warrants to purchase an aggregate of 1,205,750 ADSs, which resulted in an aggregate of approximately $300,000 in cash, net of share issuance costs, to Insignia.

The issuance of the Series A Preferred Stock of our subsidiary resulted in a beneficial conversion feature, calculated in accordance with Emerging Issues Task Force Issue No. 00-27, “Application of Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” (“EITF 00-27”) based upon the conversion price of the Series A Preferred Stock into ADSs, and the fair value of the ADSs at the date of issue. Accordingly, the warrants issued as of June 30, 2005 were valued at $585,000 (using a Black-Scholes model) and the Company recognized $415,000 as a charge to additional paid-in capital to account for the deemed dividend on the Series A Preferred Stock as of the issuance date, which represented the amount of the proceeds allocated to the Series A Preferred Stock. The warrants issued as of July 5, 2005 (excluding the warrants issued to the placement agents) were valued at $244,000, using a Black-Scholes model and the Company recognized $196,000 as a charge to additional paid-in-capital to account for the deemed dividend on the Series A Preferred Stock, as of the issuance date, which represented the amount of the proceeds allocated to the Series A Preferred Stock. The amount of the deemed dividend related to the beneficial conversion feature was recorded upon the issuance of the Series A Preferred Stock, as the Series A Preferred Stock can be converted into ADSs by the holder at any time.

On October 3, 2005, Insignia entered into a Loan and Security Agreement with Silicon Valley Bank pursuant to which Insignia may request that Silicon Valley Bank finance certain eligible accounts receivable (each, a “financed receivable”) by extending credit to Insignia in an amount equal to 80% of such financed receivable (subject to certain adjustments). The aggregate amount of financed receivables outstanding at any time may not exceed $1,250,000. On the maximum receivables of $1,250,000, we can borrow up to $1,000,000. Insignia must pay a finance charge on each financed receivable in the amount equal to (i) 2% plus the greater of 6.5% or Silicon Valley Bank’s most recently announced prime rate, (ii) divided by 360, (iii) multiplied by the number of days each such financed receivable is outstanding and (iv) multiplied by the total outstanding gross face amount for such financed receivable. As security for the loan, Insignia granted Silicon Valley Bank a first priority security interest in substantially all its assets, including intellectual property. Upon execution of the Loan and Security Agreement, Insignia paid Silicon Valley Bank a non-refundable facility fee of $15,000. Insignia repaid the Silicon Valley Bank loan using proceeds it received from the December 2005 loan from Platinum described below.

On November 4, 2005, we issued a promissory note to Fusion Capital in the amount of $450,000 in connection with a loan by Fusion Capital to Insignia in the amount of $150,000 on September 22, 2005 and $300,000 on November 4, 2005. The annual interest rate of the loan is 17% on the outstanding balance computed on a basis of a 360-day year and the number of actual days lapsed. The maturity date of the loan is January 1, 2007. In connection with the loan, we issued to Fusion Capital a warrant to purchase 562,500 ADSs at a purchase price per share equal to the greater of the U.S. Dollar equivalent of 20.5 UK pence or U.S. $0.60, calculated upon exercise of such warrant. The warrant is immediately exercisable and expires November 3, 2010. In March 2006, Insignia and Fusion Capital amended such warrant to reduce the exercise price to $0.35 per share. In addition, in March 2006, the promissory note to Fusion Capital in the amount of $450,000 was canceled, as Fusion Capital applied the outstanding principal balance plus unpaid accrued interest towards the exercise of warrants that were issued to Fusion Capital on February 10, 2005.

On December 19, 2005, we issued a secured promissory note to Platinum in the principal amount of $388,000 in connection with a loan by Platinum to Insignia for $350,000. The maturity date of the loan was January 12, 2006. As security for the loan, we granted Platinum a security interest in substantially all of our assets, including intellectual property. Proceeds from the Platinum loan were used to repay the loan with Silicon Valley Bank entered into in October 2005 that is described above. On December 29, 2005, $250,000 of this note was converted into shares of the Series B Preferred Stock of our subsidiary, Insignia Solutions Inc., as described below. The remaining balance was repaid in January 2006. In connection with the loan, we issued 200,000 ADSs to Platinum. The total value of the ADSs issued to Platinum was $76,000.

On December 29, 2005, we and our subsidiary, Insignia Solutions, Inc., entered into the December 2005 Subscription Agreement with the December 2005 Investors, pursuant to which we and our subsidiary completed a private placement and received aggregate proceeds of $1,975,000 (including exchange of $250,000 in bridge notes). Pursuant to the December 2005 Subscription Agreement, our subsidiary issued its Series B Preferred Stock, to the December 2005 Investors. The Series B Preferred Stock is non-redeemable. The shares of Series B Preferred Stock (plus all accrued and unpaid dividends thereon) held by each December 2005 Investor are exchangeable for ADSs (i) at any time at the election of the investor or (ii) automatically upon written notice by the Company to the December 2005 Investor in the event that the sale price of the ADSs on the NASDAQ SmallCap Market is greater than $0.80 per share for a period of twenty consecutive trading days and certain other conditions are met. The Series B Preferred Stock will accrue dividends at a rate of 7.5% per year; the first year’s dividends are payable in the form of additional ADSs upon exchange, and subsequent accrued dividends are payable only if declared by our subsidiary’s board of directors. Including accruable dividends, the shares of Series B Preferred Stock will be exchangeable for an aggregate of 8,492,500 ADSs, representing an initial purchase price of $0.25 per ADS. Pursuant to the December 2005 Subscription Agreement, we also issued warrants to purchase an aggregate of 9,085,000 ADSs to the December 2005 Investors at an exercise price of $0.37 per share. These warrants are exercisable from June 29, 2006 until December 29, 2010. In connection with the private placement, we also issued warrants to purchase an aggregate of 635,950 ADSs to Next Level Capital, Inc., as partial compensation for its services as placement agent, on substantially similar terms as the warrants issued to the December 2005 Investors in such private placement. The additional compensation to Next Level Capital, Inc. consisted of a cash payment equal to 7% of the gross investment proceeds of $1,975,000 or $138,250.

In addition, we entered into a registration rights agreement with the December 2005 Investors pursuant to which we agreed to file a registration statement with the SEC covering the resale of (i) the ADSs issued to the investors upon exchange of the Series B Preferred Stock under their subscription agreements and (ii) the ADSs issuable upon exercise of their warrants. In addition, the registration rights agreement provides that if a registration statement covering resale of the shares issued in the December 2005 private placement (i) has not been filed with the

SEC on or prior to January 15, 2006, (ii) has not been declared effective by the SEC on or prior to April 15, 2006, or (iii) is not available for resales of such securities until the earlier of the date as of which such shares may be sold without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933, as amended, or the date on which each investor has sold all such securities, then we will make pro rata payments to December 2005 Investor as liquidated damages and not as a penalty, in an amount equal to 2% of the sum of (i) the aggregate purchase price paid by the investors for the shares of Series B Preferred Stock of our subsidiary, ADSs issuable upon exchange of such Series B Preferred Stock and warrants issued at the December 2005 private placement and (ii) the aggregate exercise price of the shares subject to warrants then issuable upon exercise of outstanding warrants then held by such investors, for each monthly anniversary following the date by which such registration statement should have been filed or have been declared effective by the SEC, as applicable.

The Company determined that the liquidated damages were onerous and thus, could result in net-cash settlement of the transaction in accordance with Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). EITF 00-19 requires freestanding contracts that are settled in a Company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.

Accordingly, the Company determined that the Series B Preferred Stock should be accounted for as a liability and thus recorded the proceeds received from the issuance of the Series B Preferred Stock as a preferred stock liability on the consolidated balance sheet in the amount of $1,975,000. Since the warrants issued to the investors were also covered by the registration rights agreement they were also determined to be liabilities in accordance with EITF 00-19. The Company valued the warrants using the Black-Scholes model and recorded $1,975,000 as a discount to the Series B Preferred Stock. In accordance with EITF 00-27, the Company compared the amount allocated to the Series B Preferred Stock to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. The Company determined that a beneficial conversion feature of $1,975,000 existed and, in accordance with EITF 00-27, amortized that amount immediately to the value of the Series B Preferred Stock, as the Series B Preferred Stock is immediately convertible. This amount is also included in non-cash interest expense since the Series B Preferred Stock is recorded as a liability.

On April 18, 2006, we entered into an agreement with the December 2005 Investors to amend the registration rights agreement. The amendment caps potential liquidated damages resulting from any potential late effectiveness of the registration statement and allows the Company to pay any potential liquidated damages in cash or shares at the Company’s option. As a result of this amendment, the shares of Series B Preferred Stock and the warrants issued with the Series B Preferred Stock that were issued to the December 2005 Investors will be classified as shareholders’ equity and not as a liability for periods beginning with the second quarter of 2006.

The Company presented its plan to regain compliance with the shareholders’ equity requirement at a hearing before the NASDAQ Listing Qualifications Panel on December 15, 2005. Pursuant to the terms of the Panel’s decision, the Company was required to file the Form 10-K, evidencing compliance with the stockholders’ equity requirement at December 31, 2005, on or before April 17, 2006. The Company did not file the Form 10-K by April 17, 2006 because the Company’s year-end audit had not been completed by such date. In addition, the Company advised the NASDAQ Stock Market that it would not satisfy the $2,500,000 shareholders’ equity requirement for continued listing as a result of the reclassification described above. On April 25, 2005, the Company’s ADSs were delisted from the NASDAQ Capital Market Quotations for our stock currently appears in the National Daily Quotations Journal, often referred to as the “pink sheets”, where subscribing dealers can submit bid and ask prices on a daily basis. Delisting from The NASDAQ SmallCap Market has reduced the liquidity of our securities, could cause investors not to trade in the securities and result in a lower stock price, and could have an adverse effect on the Company. Additionally, we may be subject to SEC rules that affect “penny stocks,” which are stocks priced below $5.00 per share that are not quoted on a NASDAQ market. These rules would make it more difficult for brokers to find buyers for our shares and could lower the net sales prices that our stockholders are able to obtain. If our share price remains low, we may not be willing or able to raise equity capital. While we intend to have our ADSs quoted on the Over the Counter (OTC) Bulletin Board, there can be no assurances as to when, or whether, they will be quoted on the OTC Bulleting Board.

The Company may request the NASDAQ Listing and Hearing Review Council to review the decision of The NASDAQ Listing Qualifications Panel to delist the Company’s securities from The NASDAQ Capital Market. However, there can be no assurance that any such request will be successful.

Below is a comparison of the Company’s actual December 31, 2005 balance sheet to a pro forma balance sheet indicating total shareholders’ equity if EITF 00-19 had not required the Series B Preferred Stock to be accounted for as a liability and the accrual of $1,975,000 in interest expense.

INSIGNIA SOLUTIONS PLC

UNAUDITED PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET

	Actual		Pro Forma
	December 31,	Pro Forma	December 31,
	2005	Adjustment	2005
	(Amounts in thousands)
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$1,216	$—	$1,216
Restricted cash	68	—	68
Accounts receivable, net of allowances	1,271	—	1,271
Other receivables	81	—	81
Tax receivable	192	—	192
Prepaid expenses	251	—	251
Note Receivable — Related Party	50	—	50

Total current assets	3,129	—	3,129

Property and equipment, net	87	—	87
Intangible assets, net	2,095	—	2,095
Goodwill	592	—	592
Investment in affiliate	—	—	—
Other assets	214	—	214

	$6,117	—	$6,117

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,240	—	$1,240
Accrued liabilities	1,426	—	1,426
Preferred stock liability	1,975	(1,975)	—
Warrant liability	1,975	(1,975)	—
Notes payable	524	—	524
Deferred revenue	183	—	183

Total current liabilities	7,323	(3,950)	3,373

Shareholders’ equity (deficit):
Preferred shares	—	—	—
Ordinary shares	14,634	—	14,634
Additional paid-in capital	66,850	1,975	68,825
Ordinary share subscriptions	729	—	729
Accumulated deficit	(82,958)	1,975	(80,983)
Accumulated other comprehensive loss	(461)	—	(461)

Total shareholders’ equity (deficit)	(1,206)	3,950	2,744

	$6,117	$—	6,117

Working capital (deficit)	$(4,194)	$3,950	$(244)

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), a revision to SFAS 123. SFAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under the 1995 Incentive Stock Option Plan (“Purchase Plan”), stock options, restricted stock, restricted stock units and stock appreciation rights. SFAS 123R will require the Company to record compensation expense for SBP awards in our statements of operations based on the fair value of the SBP awards. Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of the Company’s ordinary shares. Stock options, stock appreciation rights and shares issued under the Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes model (the model that Insignia currently uses for its footnote disclosure). SFAS 123R is effective for annual periods beginning after June 15, 2005 and, accordingly, Insignia has adopted the new accounting provisions effective January 1, 2006. The Company has adopted the provisions of SFAS 123R using a modified prospective application. Under a modified prospective application, SFAS 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its consolidated financial statements. We anticipate the implementation of SFAS 123R will have a material non-cash effect on our financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle and for changes required by new accounting pronouncements that do not include specific transition provisions, unless such application is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the accounting change, if any, in a future period.

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements)” (“EITF 05-5”). EITF 05-5 addresses the timing of recognition of salaries, bonuses and additional pension contributions associated with certain early retirement arrangements typical in Germany (as well as similar programs). The EITF also specifies the accounting for government subsidies related to these arrangements. EITF 05-5 is effective in fiscal years beginning after December 15, 2005. The adoption of EITF 05-5 is not expected to have a material impact on our consolidated financial statements.

In December 2005, the SEC published guidance on the application of the Emerging EITF Issue No. 00-19 in relation to the effect of cash liquidated damages provisions in registration rights agreements for convertible equity securities. Due to this interpretation of EITF 00-19, the Company classified the $1.975 million private placement of preferred Series B shares in its Insignia Solutions, Inc. subsidiary as a liability not equity for the period ended

December 31, 2005. The Company amended its registration rights agreement in April of 2006 so that the private placement will be reclassified to equity.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. We are currently evaluating the potential impact, if any, that the adoption of SFAS 155 will have on our consolidated financial statements.

Item 7A	— Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2005, we had $102,175 in cash held in foreign currencies as translated at period end foreign currency exchange rates. Most of our foreign currencies are British pound sterling, Swedish Krona and Euros and are primarily used for paying the local operating expenses of our U.K. and Swedish offices. For the years ended December 31, 2005, 2004 and 2003, we did not engage in any foreign currency hedging activities.

For the year ended December 31, 2005 approximately 56% of our total revenues were denominated in U.S. dollars, 36% of our revenues were in Euros, 5% of our revenues were denominated in British pounds sterling and 3% of our revenues were denominated in Swedish Krona. 56% of our operating expenses were denominated in U.S. dollars, 30% of our expenses were in British pounds sterling and 14% of our expenses in Swedish Krona. Consequently we are exposed to fluctuations in Euro, British pounds sterling and Swedish Krona exchange rates. There can be no assurance that such fluctuations will not have a material effect on our results of operations in the future.

We did not enter into any currency option hedge contracts in 2004 or 2005.

Item 8	— Financial Statements and Supplementary Data

INSIGNIA SOLUTIONS PLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Amounts in thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$1,216	$902
Restricted cash	68	50
Accounts receivable, net of $175 doubtful account reserve in 2005 and zero in 2004	1,271	175
Other receivables	81	241
Tax receivable	192	322
Prepaid expenses	251	456
Note receivable from related party	50	—

Total current assets	3,129	2,146
Property and equipment, net	87	140
Intangible assets, net	2,095	—
Goodwill	592	—
Investment in affiliate	—	68
Other assets	214	233

	$6,117	$2,587

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,240	$241
Accrued liabilities	1,426	995
Subsidiary preferred stock liability	1,975	—
Warrant liability	1,975	—
Notes payable	524	—
Deferred revenue	183	10

Total current liabilities	7,323	1,246

Commitments and contingencies (Note 7)
Shareholders’ equity (deficit):
Preferred shares, 1 pence par value: 3,000,000 shares authorized; no shares issued	—	—
Ordinary shares, 1 pence par value: 110,000,000 shares authorized; 42,897,776 shares and 35,722,205 shares issued and outstanding in 2005 and 2004, respectively	14,634	11,939
Additional paid-in capital	66,850	64,459
Ordinary share subscription	729	—
Accumulated deficit	(82,958)	(74,596)
Accumulated other comprehensive loss	(461)	(461)

Total shareholders’ equity (deficit)	(1,206)	1,341

	$6,117	$2,587

The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands,
	except per share data)

Net revenues:
License	$2,394	$521	$522
Service	784	20	188

Total net revenues	3,178	541	710

Costs of net revenues:
License	365	28	288
Service	256	14	52

Total costs of net revenues	621	42	340

Gross profit	2,557	499	370

Operating expenses:
Sales and marketing	2,637	2,511	1,757
Research and development	2,666	2,807	3,373
General and administrative	3,664	2,579	2,676
Amortization of intangible assets	71	—	—
Restructuring	—	—	498

Total operating expenses	9,038	7,897	8,304

Operating loss	(6,481)	(7,398)	(7,934)
Interest income (expense), net	(2,080)	6	(40)
Other income (expense), net	170	249	3,141

Loss before income taxes	(8,391)	(7,143)	(4,833)
Benefit from income taxes	(29)	(81)	(510)

Net loss	(8,362)	(7,062)	(4,323)
Accretion of dividend on subsidiary preferred stock	(108)	—	—
Deemed dividend related to beneficial conversion feature of subsidiary preferred stock	(611)	—	—

Net loss attributable to ordinary shareholders	$(9,081)	$(7,062)	$(4,323)

Net loss per share:
Basic and diluted	$(0.22)	$(0.23)	$(0.20)

Weighted average shares and ordinary share equivalents:
Basic and diluted	41,742	30,191	21,231

The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

						Accumulated	Total
			Additional	Ordinary		Other	Share-
	Ordinary Shares		Paid-In	Share	Accumulated	Comprehensive	holders’
	Shares	Amount	Capital	Subscription	Deficit	Loss	Equity (Deficit)
	(Amounts in thousands, except share data)

Balances, December 31, 2002	20,083,599	$6,444	$59,901	—	$(63,211)	$(461)	$2,673
Shares issued under employee stock plans	25,673	8	1	—	—	—	9
Shares issued upon exercise of warrants	2,446,677	796	45	—	—	—	841
Warrant issue costs per Black-Scholes model	—	—	38	—	—	—	38
Reclassification of mandatorily redeemable warrants	—	—	1,490	—	—	—	1,490
Shares issued under private placement, net of issuance costs	2,613,545	863	423	575	—	—	1,861
Net loss	—	—	—	—	(4,323)	—	(4,323)

Balances, December 31, 2003	25,169,494	8,111	61,898	575	(67,534)	(461)	2,589
Shares issued under employee stock plans	142,079	52	24	—	—	—	76
Shares issued upon exercise of warrants	470,000	172	218	—	—	—	390
Warrant issue costs per Black-Scholes model	—	—	353	—	—	—	353
Shares issued upon the exercise of employee stock options	602,906	220	314	—	—	—	534
Shares issued under private placement, net of issuance costs	9,337,726	3,384	1,614	(575)	—	—	4,423
Reclassification of expired mandatorily redeemable warrants	—	—	38	—	—	—	38
Net loss	—	—	—	—	(7,062)	—	(7,062)

Balances, December 31, 2004	35,722,205	11,939	64,459	—	(74,596)	(461)	1,341
Shares issued under employee stock plans	45,369	17	4	—	—	—	21
Warrant issue costs per Black-Scholes model	—	—	329	—	—	—	329
Options issued to non employees	—	—	54	—	—	—	54
Shares issued upon the exercise of employee stock options	245,951	92	2	—	—	—	94
Shares issued for acquired business, net of issuance costs	2,969,692	1,117	892	687	—	—	2,696
Shares issuable in connection with convertible notes payable and with consulting agreement	—	—	—	42	—	—	42
Shares issued under private placements and proceeds from subsidiary’s private placements	3,519,808	1,330	1,173	—	—	—	2,503
Shares issued upon conversion of subsidiary stock to parent company ordinary shares	194,751	68	(68)	—	—	—	—
Shares issued in connection with debt	200,000	71	5	—	—	—	76
Beneficial conversion feature and accretion related to subsidiary preferred stock	—	—	719	—	—	—	719
Deemed dividend and accretion related to subsidiary preferred stock	—	—	(719)	—	—	—	(719)
Net loss	—	—	—	—	(8,362)	—	(8,362)

Balances, December 31, 2005	42,897,776	$14,634	$66,850	$729	$(82,958)	$(461)	$(1,206)

The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Cash flows from operating activities:
Net loss	$(8,362)	$(7,062)	$(4,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92	104	143
Amortization of intangible assets	305	—	—
Allowance for doubtful accounts	175	—	(50)
Gain on sale of product line	—	(302)	(3,056)
Non-cash charge for warrants, shares and stock options	380	353	126
Gain on sale of property and equipment	18	—	—
Equity in net loss of affiliate	68	82	—
Interest accretion on warrant liability	1,975	—	—
Interest accretion on warrant	7	—	—
Accrued interest on note payable	38	—	—
Net changes in assets and liabilities:
Accounts receivable	(1,130)	(125)	931
Other receivables	222	(40)	(53)
Tax receivable	135	69	311
Prepaid royalties	—	—	196
Prepaid expenses	216	(46)	163
Other noncurrent assets	19	(14)	319
Accounts payable	846	(155)	(187)
Accrued liabilities	177	(392)	160
Deferred revenue	139	(55)	1,085

Net cash used in operating activities	(4,680)	(7,583)	(4,235)

Cash flows from investing activities:
Loan to affiliate	(50)	—	—
Investment in affiliate	—	(150)	—
(Increase) decrease in restricted cash	(18)	(30)	230
Purchases of property and equipment	(31)	(90)	(89)
Proceeds from sale of product line, net	—	1,268	1,869
Acquisition of Mi4e, net of cash acquired	107	—	—

Net cash provided by investing activities	8	998	2,010

Cash flows from financing activities:
Proceeds from convertible promissory notes	275	—	—
Proceeds from notes payable/bank loans	1,100	—	1,000
Repayment of bank loans	(354)	—	—
Proceeds from financing	1,675	—	—
Proceeds from issuance of shares, net of issuance costs	2,175	4,275	1,861
Proceeds from exercise of warrants, net of issuance costs	—	390	841
Proceeds from exercise of stock options and employee stock purchase plan, net	115	610	9

Net cash provided by financing activities	4,986	5,275	3,711

Net increase (decrease) in cash and cash equivalents	314	(1,310)	1,486
Cash and cash equivalents at beginning of the year	902	2,212	726

Cash and cash equivalents at the end of the year	$1,216	$902	$2,212

Supplemental non-cash investing and financing activities:
Reclassification of mandatorily redeemable warrants to additional paid-in capital	$—	$38	$1,407
Notes payable converted to subsidiary preferred stock liability	250	—	—
Other receivable issued in exchange for subsidiary preferred stock liability	50	—	—
Non-cash issuance of shares for acquired business	2,749	—	—
Non-cash issuance of Series A subsidiary preferred stock upon conversion of promissory notes	275	—	—
Discount on Fusion promissory note allocating warrant value to additional paid in capital	120	—	—
Accrual of acquisition earn-out	198	—	—
Non-cash settlement of assets and liabilities related to sale of product line:
Change in assets	—	2,400	—
Change in liabilities	—	(2,904)	—

The accompanying notes are an integral part of these consolidated financial statements.

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies:

Organization and business

Insignia Solutions plc (“Insignia,” the “Company”, “we,” “us,” and “our” refer to Insignia Solutions plc and its subsidiaries) commenced operations in 1986, and currently develops, markets and supports software technologies that enable mobile operators and phone manufacturers to configure, update and upgrade mobile devices using standard over-the-air data networks. Before 2003, our principal product line was the Jeodetm platform, based on our Embedded Virtual Machinetm (“EVM”) technology. The Jeodetm platform was our implementation of Sun Microsystems, Inc.’s (“Sun”) Java® technology tailored for smart devices. The product became available for sale in March 1999 and had been our principal product line since the third quarter of 1999. The Jeodetm product line was sold in April 2003.

During 2001, we began development of a range of products (“Secure System Provisioning” or “SSP” products) for the mobile phone and wireless operator industry. These SSP products build on our position as a Virtual Machine (“VM”) supplier for manufacturers of mobile devices and allow wireless operators and phone manufacturers to reduce customer care and software recall costs as well as increase subscriber revenue by deploying new mobile services based on dynamically provisional capabilities. With the sale of our Jeodetm product line in April 2003, our sole product line consisted of our SSP products. We shipped our first SSP product in December 2003. In October 2004, we launched our Open Management Client (“OMC”) product. In March 2005, we acquired Mi4e Device Management AB (“Mi4e”), a private company headquartered in Stockholm, Sweden. Mi4e was founded in 2003 and had $646,000 of sales in 2004. Mi4e’s main product, a Device Management Server (“DMS”), is a mobile device management infrastructure solution for mobile operators that support the Open Mobile Alliance (“OMA”) client provisioning specification.

Liquidity — going concern

The consolidated financial statements contemplate the realization of assets and satisfaction of liabilities in the normal course of business. We have had recurring net losses of $8.4 million, $7.1 million and $4.3 million for the years ended December 31, 2005, 2004, and 2003, respectively, and net cash used in operations of $4.7 million, $7.6 million and, $4.2 million, for the years ended December 31, 2005, 2004, and 2003, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Our cash, cash equivalents and restricted cash totaled $1.3 million at December 31, 2005, compared to $1.0 million at December 31, 2004. Based upon our current forecasts and estimates, and the achievement of our target revenues, cost-cutting and accounts receivable collection goals, our current forecasted cash and cash equivalents will be sufficient to meet our operating and capital requirements through July 31, 2006. If cash currently available from our current sources is insufficient to satisfy our liquidity requirements, we may seek additional sources of financing including selling additional equity or debt securities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of our shares, and the terms of such securities could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our shareholders. We may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain additional financing as and when needed and on acceptable terms our business may be jeopardized.

On February 10, 2005, we entered into a new securities subscription agreement with Fusion Capital Fund II, LLC, (“Fusion Capital”) to sell up to $12 million in ADSs, representing ordinary shares, to Fusion Capital over a period of 30 months (subject to daily maximum purchase amounts) (the “2005 Fusion Capital securities subscription agreement”). The shares will be priced based on a market-based formula at the time of purchase. The closing of the 2005 Fusion Capital securities subscription agreement was subject to certain closing conditions, including the receipt of shareholder approval (if the shares issuable in the transaction exceed 19.99% of the issued

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and outstanding shares) and the declaration of effectiveness by the Securities and Exchange Commission (the “SEC”) of a Form S-1 registration statement covering the ADSs to be purchased by Fusion Capital under the 2005 Fusion Capital securities subscription agreement. The Form S-1 was filed with the SEC on September 15, 2005. However, Fusion shall not have the right nor the obligation to subscribe for any ADSs under the agreement on any trading day where the subscription price per share for any subscriptions of the ADSs would be less than $0.40 (subject to adjustment for stock splits, dividends and the like). To date, we have been unable to sell shares to Fusion Capital under this subscription agreement due to the price of our shares being below the floor of $0.40.

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

Financial instruments

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash aggregated $68,000 and $50,000 at December 31, 2005 and 2004, respectively. Restricted cash represents deposits for buildings and a credit card account.

Amounts reported for cash and cash equivalents, receivables, accounts payable and accrued liabilities are considered to approximate fair value primarily due to their short maturities. Based on borrowing rates currently available to the Company for debt with similar terms, the carrying value of its notes payable approximates fair value.

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

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We recognize revenue for maintenance and hosting services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed. However, at the time of entering into a transaction, we assess whether or not any services included within the arrangement require us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on our estimate of the total costs to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

Accounts receivable and allowance for doubtful accounts

We perform ongoing credit evaluations of our customers on a customer by customer basis and will adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within expectations and the allowance established, we cannot guarantee that we will continue to experience the same credit loss rates as in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of accounts receivables and future operating results.

The preparation of financial statements requires us to make estimates of the uncollectibility of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Intangible Assets and Goodwill

Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on an estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets are comprised of customer relationships and technology and are being amortized using the straight-line method over the estimated useful lives of ten and five years, respectively. For intangible assets other than goodwill, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We are required to test goodwill for impairment at least annually and more frequently if events or changes in circumstances suggest that the carrying amount may not be

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoverable. We have determined that our consolidated results comprise one reporting unit for the purpose of impairment testing.

As of December 31, 2005, we performed our test for impairment of goodwill as required by Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and other Intangible Assets”. We completed our evaluation and concluded that goodwill was not impaired as of December 31, 2005 as the fair value of Insignia’s equity securities exceeded its carrying value. The amount of goodwill as of December 31, 2005 was $0.6 million. Future events could cause us to conclude that impairment indicators exist and that intangible assets or goodwill associated with our acquired business are impaired.

Property and equipment

Property and equipment is recorded at cost, or if leased, at the lesser of the fair value or present value of the minimum lease payments, less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives which range from three to four years or the lease term if shorter. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of income (loss). Improvements that extend the life of a specific asset are capitalized while normal repairs and maintenance costs are charged to operations as incurred.

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

Foreign currency translation

Our functional currency for our non-U.S. operations is the U.S. dollar. Certain monetary assets and liabilities of the non-U.S. operating companies are denominated in local currencies (i.e. not the U.S. dollar). Upon a change in the exchange rate between the non-U.S. currency and the U.S. dollar, we must remeasure the local non-U.S. denominated assets and liabilities to avoid carrying unrealized gains or losses on our balance sheet. Non-U.S. dollar denominated monetary assets and liabilities are remeasured using the exchange rate in effect at the balance sheet date, while nonmonetary items are remeasured at historical rates. Revenues and expenses are translated at the average exchange rates in effect during each period, except for those expenses related to balance sheet amounts, which are translated at historical exchange rates. Remeasurement adjustments and transaction gains or losses are recognized in the statement of operations during the period of occurrence. During our early years of existence, we used the pound sterling as the functional currency for our non-U.S. operations. Accordingly, translation gains and losses recognized during such periods have been included in the accumulated comprehensive income account.

We conduct our business in U.S. dollars, Euros (since 2005), Pounds sterling and Swedish Krona (since 2005). All amounts included in the financial statements and in the notes herein are in U.S. dollars unless designated “£” in which case they are in British pound sterling or SEK in which case they are in Swedish Krona. The exchange rates used between the U.S. dollar and the British pound sterling ranged from $1.70 to $1.94, and $1.75 to $1.96 and $1.57 to $1.78 (expressed in U.S. dollars per British pound sterling) for years ended December 31, 2005, 2004 and 2003, respectively. The exchange rates used between the U.S. dollar and the Swedish Krona (expressed in U.S. dollars per Swedish Krona) were $0.1464 at March 16, 2005 and $0.1255 at December 31, 2005. As we did not acquire Mi4e until March 2005, Swedish Krona were not used in the years ended December 31, 2004 and 2003. The exchange rates used between the U.S. dollars and the Euro (expressed in U.S. dollars per Euro) ranged from $1.17 to $1.30 for the year ended December 31, 2005.

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign currency financial instruments

We have, in prior years, entered into foreign currency option contracts to hedge against exchange risks associated with the British pound sterling denominated operating expenses of our U.K. operations. The gains and losses on these contracts are generally included in the statement of operations when the related operating expenses are recognized. At December 31, 2005, 2004 and 2003, there were no outstanding currency options. From time to time, we also entered into short-term forward exchange contracts, although we did not enter into any such contracts in 2005, 2004 or 2003. To date, we do not use hedge accounting for the forward exchange contracts. No forward exchange contracts were outstanding at December 31, 2005, 2004 and 2003.

Software development costs

We capitalize internal software development costs incurred after technological feasibility has been demonstrated. We define establishment of technological feasibility as the completion of a working model. Such capitalized amounts are amortized commencing with the introduction of that product at the greater of the straight-line basis utilizing its estimated economic life, generally six months to one year, or the ratio of actual revenues achieved to the total anticipated revenues over the life of the product. At December 31, 2005, 2004 and 2003, no software development costs were capitalized.

Research and development

We expense the cost of research and development as incurred. Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy, software support and maintenance and equipment depreciation.

Stock-based compensation

We account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure — an Amendment of FASB Statement No. 123”. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock based compensation, (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003

Net loss attributable to ordinary shareholders-as reported	$(9,081)	$(7,062)	$(4,323)
Less stock based compensation expense determined under fair value based method	(176)	(636)	(1,131)

Net loss attributable to ordinary shareholders pro forma	$(9,257)	$(7,698)	$(5,454)

Basic and diluted net loss per share — as reported	$(0.22)	$(0.23)	$(0.20)
Basic and diluted net loss per share — pro forma	$(0.22)	$(0.25)	$(0.26)

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the disclosure provisions of SFAS 123, the fair value of employee stock options granted during fiscal 2005, 2004 and 2003 were estimated at the date of grant using the Black-Scholes model and the following assumptions:

	Year Ended December 31,
	2005	2004	2003

Stock Options:
Expected volatility range	104%-277%	139%-276%	47%-264%
Risk-free interest rate range	3.79%-4.43%	1.11%-4.07%	1.05%-3.16%
Dividend yield	0%	0%	0%
Expected life (years)	4	4	4
Employee Stock Purchase Plan:
Expected volatility range	84%	66%-198%	59%
Risk-free interest rate range	2.93%	1.13%-1.25%	1.17%
Dividend yield	0%	0%	0%
Expected life (years)	0.5	0.5	0.5

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

Concentrations of risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and trade accounts receivable. We place our cash, cash equivalents and restricted cash in bank accounts and certificates of deposit with high credit quality financial institutions.

The Jeodetm platform had been our principal product line since the third quarter of 1999 and generated 94% of our total revenues for 2003. With the completion of the sale of our Jeode product line to esmertec AG (“esmertec”) in February 2004 and the termination and waiver agreement dated June 30, 2004, Insignia’s sole product line currently consists of its Device Management Suite (IDMS) and OMC products for the mobile handset and wireless carrier industry. For 2004 and 2005 IDMS and OMC combined revenue accounted for 83% and 100%, respectively, of our total revenues.

We sell our products primarily to original equipment manufacturers and distributors. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. We maintain an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. At December 31, 2005 and 2004, our allowance for uncollectible accounts was $175,000 and zero respectively. For the year ended December 31, 2005, 3 customers accounted for 33% of total revenues. For the year ended December 31, 2004, four customers accounted for 81% of total revenues. In 2003, one customer accounted for 26% of total revenues.

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

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual financial statement. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. The comprehensive loss is equal to the net loss for all periods presented.

Net income (loss) per share

Net income (loss) per share is presented on a basic and diluted basis, and is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares and ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of warrants and stock options (using the treasury stock method) and shares of our subsidiary’s preferred stock that are convertible into the Company’s ordinary shares. Under the basic method of calculating net income (loss) per share, ordinary equivalent shares are excluded from the computation. Under the diluted method of calculating net income (loss) per share, ordinary equivalent shares are excluded from the computation only if their effect is anti-dilutive.

At December 31, 2005, approximately 4,436,631 stock options, 20,105,786 warrants and 33,414 shares of our subsidiary’s preferred stock (which are convertible into 11,586,000 of ordinary shares) were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These stock options and warrants could be dilutive in the future. At December 31, 2004, 4,461,074 stock options and 2,130,911 warrants were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. At December 31, 2003, the excluded stock options were 4,525,105. The excluded warrants at December 31, 2003 were 739,657.

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), a revision to SFAS 123. SFAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under the 1995 Incentive Stock Option Plan (“Purchase Plan”), stock options, restricted stock, restricted stock units and stock appreciation rights. SFAS 123R will require the Company to record compensation expense for SBP awards in our statements of operations based on the fair value of the SBP awards. Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of the Company’s ordinary shares. Stock options, stock appreciation rights and shares issued under the Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes model (the model that Insignia currently uses for its footnote disclosure). SFAS 123R is effective for annual periods beginning after June 15, 2005 and, accordingly, Insignia has adopted the new accounting provisions effective January 1, 2006. The Company has adopted the provisions of SFAS 123R using a modified prospective application. Under a modified prospective application, SFAS 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its consolidated financial statements. We anticipate that the adoption of SFAS 123R will have a material impact on our financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20,

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle and for changes required by new accounting pronouncements that do not include specific transition provisions, unless such application is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the accounting change, if any, in a future period.

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements)” (“EITF 05-5”). EITF 05-5 addresses the timing of recognition of salaries, bonuses and additional pension contributions associated with certain early retirement arrangements typical in Germany (as well as similar programs). The EITF also specifies the accounting for government subsidies related to these arrangements. EITF 05-5 is effective in fiscal years beginning after December 15, 2005. The adoption of EITF 05-5 is not expected to have a material impact on our consolidated financial statements.

In December 2005, the SEC published guidance on the application of the Emerging Issues Task Force (“EITF”) Issue No. 00-19 in relation to the effect of cash liquidated damages provisions in registration rights agreements for convertible equity securities. Due to this interpretation of EITF 00-19, the Company classified the $1.975 million private placement of preferred Series B shares in its Insignia Solutions, Inc. subsidiary as debt, not equity, for the period ended December 31, 2005. The Company amended its registration rights agreement in April of 2006 so that the private placement will be recorded as equity.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. We are currently evaluating the potential impact, if any, that the adoption of SFAS 155 will have on our consolidated financial statements.

Note 2 — Mi4e Acquisition:

On March 16, 2005, we acquired 100% of Mi4e, a private company headquartered in Stockholm, Sweden. The consideration paid in the transaction was 3,959,588 American depositary shares (“ADSs”) representing ordinary shares. In addition, up to a maximum of 700,000 Euros is payable in cash in a potential earn-out based on a percentage of future revenue collected from sales of existing Mi4e products. As of December 31, 2005, $198,000 has been earned and accrued for in the accompanying financial statements. Mi4e developed, marketed and supported software technologies that enable mobile operators and phone manufacturers to update firmware of mobile devices using standards over-the-air data networks. Its main product DMS is a mobile device management infrastructure solution for mobile operators that support the OMA Client Provisioning Specification. Mi4e has been reorganized and renamed as our wholly-owned subsidiary, Insignia Solutions Sweden.

The initial purchase price of approximately $3.0 million consisted of 3,959,588 ordinary shares (including 989,896 shares issuable in March 2006) with a value of approximately $2,749,000 and acquisition costs of

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $267,000. The fair value of Insignia’s ordinary shares was determined using an average value of $0.6943 per share, which was the average closing price of Insignia’s ordinary shares three days before and after the measurement date of February 10, 2005. The shares issuable in March 2006 have been recorded as an ordinary share subscription on the consolidated balance sheet. These shares were issued in April 2006. Any earn-out amounts payable by Insignia to Mi4e’s shareholders will be recorded as additional purchase price and an increase to goodwill, and such amounts are not included in the initial purchase price. Insignia allocated the initial purchase price to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values.

The initial purchase price is allocated as follows (in thousands):

Allocation of Purchase Price:
Tangible assets acquired	$497
Liabilities assumed	(275)
Goodwill(a)	394
Customer relationships(b)	900
Technology(c)	1,500

Total purchase price	$3,016

(a)	Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed.

(b)	Customer relationships are being amortized over 10 years, the period of time Insignia estimates it will benefit from the acquired customer relationship.

(c)	Technology is being amortized over 5 years, the period of time Insignia estimates it will benefit from the technology acquired.

In performing the purchase price allocation of acquired intangible assets, Insignia considered its intention for future use of the assets, analysis of historical financial performance and estimates of future performance of Mi4e’s products, among other factors. The amounts allocated to the intangible assets were determined through established valuation techniques used in the technology industry. Insignia determined the fair values of the above intangible technology assets using the “residual income” method, and for the customer relationships the “income approach” method was used.

The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired and liabilities assumed of $394,000 was assigned to goodwill. In accordance with SFAS No. 142, goodwill will not be amortized but will be tested for impairment at least annually. This amount is not deductible for tax purposes.

The following table presents unaudited summarized combined results of operation of Insignia and Mi4e, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented after giving effect to certain purchase accounting adjustments. The operating results of Mi4e have been included in Insignia’s consolidated financial statements after March 16, 2005, the date of acquisition. The following unaudited pro forma amounts are in thousands, except the per share amounts.

	Year Ended
	December 31,
	2005	2004

Net revenues	$3,314	$1,187
Net loss attributable to ordinary shareholders	$(9,304)	$(7,519)
Net loss per share — Basic and diluted	$(0.22)	$(0.22)

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 3 — Balance Sheet Detail:

The following tables provide details of the major components of the indicated balance sheet accounts (in thousands):

	December 31,
	2005	2004

Property and equipment, net:
Computers and other equipment	$1,722	$1,692
Leasehold improvements	381	381
Furniture and fixtures	79	75

	2,182	2,148
Less accumulated depreciation and amortization	(2,095)	(2,008)

	$87	$140

Accrued liabilities:
Accrued legal and professional services	$620	$666
Accrued compensation and payroll taxes	459	242
Accrued interest on note payable	14	—
Other	333	87

	$1,426	$995

Goodwill

During the first quarter of 2005, Insignia recorded $394,000 of goodwill associated with the purchase of Mi4e.Subsequent to the purchase and through December 31, 2005, Insignia increased its goodwill balance by $198,000 due to accrual for an earn-out provision on the purchase agreement. At the time of the acquisition, Insignia had no other goodwill on its balance sheet.

Intangible Assets

The components of intangible assets as of December 31, 2005 are as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Technology	$1,500	$(234)	$1,266
Customer relationships	900	(71)	829

Intangible assets	$2,400	$(305)	$2,095

The identifiable intangible assets are subject to amortization and have approximate original estimated useful lives as follows: technology — five years and customer relationships — ten years.

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future amortization of the identifiable intangible assets is as follows (in thousands):

Years Ending December 31,

2006	$390
2007	390
2008	390
2009	390
2010	155
Thereafter	380

Total	$2,095

Note 4 — Stock Plans:

We have four stock option plans, which provide for the issuance of stock options to employees and outside consultants of Insignia to purchase ordinary shares. At December 31, 2005, 2004 and 2003 approximately 1,550,639, 1,772,147 and 1,311,022 ordinary shares were available for future grants of stock options, respectively. Stock options are generally granted at prices of not less than 100% of the fair market value of the ordinary shares on the date of grant. Options granted under our option plans generally vest over a four year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date.

The following table summarizes activity on stock options:

	1986 and 1996	1988 and 1995		Weighted
	U.K.	U.S.		Average
	Share Option	Stock Option		Exercise
	Schemes	Plans	Total	Price

Outstanding at December 31, 2002	744,708	2,840,631	3,585,339	$3.04
Granted	611,400	1,687,700	2,299,100	$0.43
Exercised	(9,896)	(10,667)	(20,563)	$0.39
Lapsed	(633,199)	(705,572)	(1,338,771)	$2.94

Outstanding at December 31, 2003	713,013	3,812,092	4,525,105	$1.69
Granted	229,962	1,080,038	1,310,000	$1.23
Exercised	(48,958)	(553,948)	(602,906)	$0.89
Lapsed	(62,423)	(708,702)	(771,125)	$2.62

Outstanding at December 31, 2004	831,594	3,629,480	4,461,074	$1.59
Granted	—	1,960,000	1,960,000	$0.49
Exercised	—	(245,951)	(245,951)	$0.37
Lapsed	(94,170)	(1,644,322)	(1,738,492)	$0.99

Outstanding at December 31, 2005	737,424	3,699,207	4,436,631	$1.39

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options outstanding at December 31, 2005:

		Weighted	Weighted
		Average	Average
	Number	Remaining	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price

$0.01-$2.00	3,425,917	8.3 years	$0.67
$2.01-$4.00	575,464	4.3 years	$2.84
$4.01-$6.00	430,250	3.9 years	$5.15
$6.01-$8.00	5,000	4.0 years	$7.22

	4,436,631	5.7 years	$1.39

Options exercisable at December 31, 2005:

		Weighted
		Average
	Number	Exercise
Range of Exercise Prices	Exercisable	Price

$0.01-$2.00	1,717,229	$0.81
$2.01-$4.00	560,523	$2.85
$4.01-$6.00	430,250	$5.15
$6.01-$8.00	5,000	$7.22

	2,713,002	$1.93

	December 31,
	2005	2004	2003

Exercisable options	2,713,002	2,520,507	2,644,401
Weighted average exercise price of exercisable options	$1.93	$2.09	$2.41
Weighted average fair value of options granted	$0.40	$0.89	$0.26

In March 1995, Insignia’s shareholders adopted the 1995 Employee Share Purchase Plan (the “Purchase Plan”) with 275,000 ordinary shares reserved for issuance thereunder. On July 21, 1998 the number of shares reserved for issuance was increased to 525,000. On May 27, 1999 the number was increased to 900,000 and on June 30, 2004 the number was further increased to 1,200,000. The Purchase Plan enables employees to purchase ordinary shares at approximately 85% of the fair market value of the ordinary shares at the beginning or end of each six-month offering period. The Purchase Plan qualifies as an “employee stock purchase plan” under section 423 of the U.S. Internal Revenue Code. During 2005, 2004 and 2003 we issued 45,369, 142,079 and 5,110 shares under the Purchase Plan, respectively. At December 31, 2005, 289,430 ordinary shares were reserved for future Purchase Plan issuances.

In June 2003, we approved the issuance of options to purchase up to 250,000 ordinary shares to an outside consultant. The options are issued and exercisable upon achievement of certain milestones. The exercise price is $0.47 per share and the options expire 3 years from the date of issuance. As of December 31, 2003, 75,000 options were earned and exercisable. An additional 100,000 options were earned in January 2004 and the balance lapsed with the expiration of the contract in January 2004. In November 2003, we also entered into an agreement with an outside partner to purchase up to 500,000 warrants based upon the achievement of certain milestones. In January 2004, the partner achieved the first milestone and earned 200,000 warrants at a price of $1.03. None of the remaining milestones have been achieved to date. In accordance with Emerging Issues Task Force 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), we recorded charges of approximately $38,000 and $353,000 to earnings and an increase in the value of additional paid-in capital in 2003 and 2004, respectively, based on the

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of options and warrants that vested. The warrant will be revalued as it vests and future charges will be recorded based on the number that vest using the Black-Scholes pricing model.

Note 5 — Employee Benefit and Pension Plans:

We have a 401(k) plan covering all of our U.S. employees and a defined contribution pension plan covering all our United Kingdom employees. Under both of these plans, employees may contribute a percentage of their compensation and we make certain matching contributions. Both the employees’ and Insignia’s contributions are fully vested and nonforfeitable at all times. The assets of both these plans are held separately from those of Insignia in independently managed and administered funds. Our contributions to these plans aggregated $33,000 in 2005, $50,000 in 2004 and $98,000 in 2003.

Note 6 — Income Taxes:

The components of net deferred income tax assets are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Net operating loss carry forwards	$22,032	$18,846	$15,998
Tax credit carry forwards	452	452	402
Accrued expenses, allowance and other temporary differences	270	109	98

Net deferred income tax assets before valuation allowance	22,754	19,407	16,498
Deferred income tax asset valuation allowance	(22,754)	(19,407)	(16,498)

Net deferred income tax asset	$—	$—	$—

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

United States	$(5,864)	$(4,288)	$(3,798)
United Kingdom and other countries	(2,527)	(2,855)	(1,035)

	$(8,391)	$(7,143)	$(4,833)

The components of the provision (benefit) from income taxes are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Current:
U.S. federal	$—	$—	$—
U.S. state and local	—	(182)	2
United Kingdom and other countries	(29)	101	(512)

Total provision (benefit)	$(29)	$(81)	$(510)

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our actual provision (benefit) from income taxes differs from the provision (benefit) computed by applying the statutory federal income tax rate to loss before income taxes as follows:

	Year Ended December 31,
	2005	2004	2003

U.S. federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State and local taxes, net of U.S. federal benefit	—	(2.5)	—
Foreign income taxes at other than U.S. rate	(0.3)	1.4	(10.6)
Valuation allowance for net deferred income tax assets	34.0	34.0	34.0

Effective tax rate	(0.3)%	(1.1)%	(10.6)%

As of December 31, 2005, we had available net operating loss (“NOL”) carry forwards of approximately $60.8 million for U.S. federal tax purposes, which expire in various years from 2016 to 2025.

As of December 31, 2005, we had available net operating loss carry forwards of approximately $23.3 million for California tax purposes, which expire in various years through 2015. As a result of the suspension of the use of NOL’s for 2002 and 2003, California extended the carryover terms for NOL’s created in 2000 and 2001 from 10 years to 12 years and for NOL’s originating in 2002, the carryover period extended from 10 years to 11 years.

Based on the available objective evidence, management believes it is more likely than not that the net deferred income tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2005 and 2004.

The tax reform act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations where changes occur in stock ownership of a company. In the event we have a change in ownership, utilization of the federal and state carry forwards could be restricted.

Certain research and development expenditures incurred in the United Kingdom qualify for a tax credit. The tax credit does not offset tax liability but rather is a refund. The estimated refund for 2004 was $134,000. The estimated refund for 2003 reported in the 2003 Form 10-K was $391,000. The actual amount received for 2003 was $188,000 and was received in January of 2005. The difference of $203,000 between the actual United Kingdom tax credit and the actual refund received for 2003 was due to the research and development expenses for IDMS and OMC incurred in the United States, which were disallowed as the office in the United Kingdom was not leading the research and development process.

The Company has not yet filed its consolidated tax returns for 2004 and 2005, but will do so as soon as practicable.

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Commitments and Contingencies:

Commitments

Insignia is party to a number of noncancelable operating lease agreements.

The following are future minimum payments under operating leases as of December 31, 2005 (in thousands):

Operating
Year Ending December 31,	Leases

2006	$399
2007	353
2008	319
2009	189
2010	181
Thereafter	482

Total minimum lease payments	$1,923

The rental expense under all operating leases was $289,000, $334,000 and $425,000 in 2005, 2004 and 2003, respectively. Rental expense was net of sublease rental income of $100,000 in 2005, $94,000 in 2004 and $0 in 2003.

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

Insignia, on a limited basis, had granted price protection for the Jeode product line. The terms of these agreements were generally perpetual. We have not recorded any liabilities for these potential future payments either because they are not probable or we have yet to incur the expense.

Insignia warrants its software products against defects in material and workmanship under normal use and service for a period of ninety days. There is no warranty accrual recorded because potential future payments either are not probable or we have yet to incur any expense.

Change of Control Severance Arrangements

We have entered into change of control severance arrangements with two of our executive officers, pursuant to which we will continue to pay salary for up to six months if either of these employees are terminated in connection with a change of control of the Company.

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management is not currently aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 8 — Segment Reporting:

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

We operate in a single industry segment providing software technologies that enable mobile operators and phone manufacturers to configure, update and upgrade mobile devices using standard over-the-air data networks. In 2005, the IDMS and OMC product lines accounted for 100% of the total revenue of which 3 customers generated 33% of the total revenue. In 2004, the IDMS and OMC, and Jeodetm product lines accounted for 83% and 17%, respectively, of the total revenue. Royalties received from esmertec accounted for 100% of the Jeodetm revenue in 2004. The IDMS and OMC revenue generated in 2004 was generated from four customers each accounting for 28%, 21%, 18% and 14%, respectively. In 2003, the Jeodetm product line accounted for 94% of the total revenue of which Hewlett Packard Company accounted for 26% of total revenues. No other customer accounted for 10% or more of our total revenues during 2005, 2004 or 2003.

Revenue by product is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

IDMS and OMC	$3,178	$450	$20
Jeode	—	91	670
SoftWindows	—	—	20

Total	$3,178	$541	$710

Revenue by geographic area is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

U.S.	$420	$150	$410
Asia Pacific	691	300	59
EMEA	2,067	91	241

	$3,178	$541	$710

Percentage of total revenue:
U.S.	13%	28%	58%
Asia Pacific	22%	55%	8%
EMEA	65%	17%	34%

	100%	100%	100%

Revenues are attributed to countries based on the principal address of the customer.

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005, the majority of our long-lived assets were located outside the United States, principally in Sweden. As of December 31, 2005, all of our net intangible assets ($2,095,000), goodwill ($592,000) and other non-current assets ($214,000) were located outside the United States. $44,000 of our net property and equipment are located outside the United States. At December 31, 2004 and 2003, substantially all of our long-lived assets were located in the United States.

Note 9 — Equity Transactions and Warrants:

Recent Sales of Securities

In 1999, a private placement transaction resulted in an allocation of $1.4 million to mandatorily redeemable warrants, of which $590,000 was allocated to the warrants issued, and $850,000 was allocated to additional warrants issuable under certain circumstances. During the quarter ended June 30, 2003, $850,000, which represented the relative fair value of the additional warrants issuable in connection with the 1999 private placement, was reclassified from mandatorily redeemable warrants to additional paid-in capital. The reclassification was a result of the expiration of our obligation to issue these warrants.

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

In November 2000, we issued a total of 3,600,000 ordinary shares at a price of $5.00 per unit. Each share comprises one ADS and one half of one warrant to purchase one ADS. The registration statement became effective on December 24, 2000. The warrants expired on November 24, 2004. As compensation for services in connection with this private placement, we (i) issued five year warrants to purchase 225,000 of our ADSs at an exercise price of $5.00 per share, and (ii) paid a cash compensation equal to 6% of the gross proceeds received by us in the private placement to the placement agent. These warrants expired in November 2005 without being exercised.

In February 2001, we entered into agreements whereby we issued 940,000 ordinary shares in ADS form at a price of $5.00 per share to a total of 4 investors, including Wind River Systems, Inc., and a member of our board of directors. We also issued warrants to purchase 470,000 ADSs to the investors, at an exercise price per share of the lower of the average quoted closing sale price of our ADSs for the ten trading days ending on the day preceding the date of the warrant holder’s intent to exercise less a 10% discount, and $6.00 per share. We received $4.7 million less offering expenses totaling $0.5 million. All of these warrants were exercised in January 2004, resulting in proceeds of approximately $400,000 with $10,000 of issuance costs. We also issued warrants to purchase 25,000 ADSs to the placement agent exercisable at a price of $5.00 per share. These warrants expired on February 12, 2006 without being exercised. The securities were issued in reliance upon the exemption from registration provided under Regulation D promulgated under the Securities Act.

In September 2003, 1,613,465 ordinary shares in ADS form were purchased under the Fusion Capital securities subscription agreement resulting in proceeds of $827,000 less offering expenses of $89,000. In November 2003, Fusion Capital purchased 1,766,667 ordinary shares in ADS form. We received $1.3 million less offering expenses totaling $114,000. In accordance with the subscription agreement, Fusion Capital may not beneficially

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

own more than 9.9% of the total ordinary shares. As a result, Fusion Capital requested that we only issue 1,000,000 shares and issue the balance at a later date. This resulted in $575,000 recorded as stock subscription in the equity section of the balance sheet as of December 31, 2003. In January 2004, 766,667 ADSs were issued to Fusion Capital for $575,000 net of issuance costs of $10,000, pursuant to a binding commitment to deliver such shares entered into in November 2003.

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

On October 18, 2004, Insignia closed two equity financing transactions in which we raised over $2.3 million, net of transaction costs. We closed a private placement financing with certain institutional and other accredited investors pursuant to which we issued and sold 3,208,499 newly issued ADSs and warrants to purchase 802,127 ADSs, for a total purchase price of approximately $1.5 million, or $1.3 million net of transaction costs. The shares were priced at $0.48 per share, and the warrants have an exercise price of $1.06 per share. The warrants may be exercised any time after the date that is six months after the closing of the private placement until the earlier of April 18, 2010 or a change of control of Insignia. Nash Fitzwilliams Ltd. served as the private placement agent in the private placement. We issued warrants to purchase an aggregate of 204,597 ADSs to the two principals of Nash Fitzwilliams Ltd. as placement agent. The warrants issued to the Nash Fitzwilliams Ltd.’s principals have the same exercise price and terms as the warrants issued to the investors in the private placement. As part of the transaction, we agreed to file a resale registration statement on Form S-3 with the SEC within 30 days after closing for the purpose of registering the resale of the shares, and the shares underlying the warrants, issued in the private placement.

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

During January 2005, we sold 299,007 shares for $200,000 under a securities subscription agreement that the Company had entered into with Fusion Capital in October 2002 (the“2002 Fusion Capital securities subscription agreement”). On February 9, 2005, Insignia sold to Fusion Capital 3,220,801 ADSs at a purchase price of $0.40 per share, resulting in proceeds of approximately $1.3 million. These shares were issued to Fusion Capital in a private placement.

On February 9, 2005, Insignia and Fusion Capital entered into a mutual termination agreement pursuant to which the 2002 Fusion Capital securities subscription agreement was terminated. As a result of this termination, the 2,000,000 shares issued on exercise of the warrants (described above) may be resold by Fusion Capital under the 2005 S-1 Registration Statement.

On February 10, 2005, Insignia entered into a Securities Subscription Agreement with Fusion Capital (the “2005 Fusion Capital securities subscription agreement”) pursuant to which Insignia agreed to sell ADSs, representing ordinary shares having an aggregate purchase price of up to $12.0 million, to Fusion Capital over a period of 30 months. The shares will be priced based on a market-based formula at the time of purchase. We only

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $1.00, in which case the daily amount may be increased under certain conditions as the price of our ADSs increases. In addition, Fusion Capital shall not have the right nor be obligated to subscribe for any ADSs on any trading days that the purchase price (as defined in the 2005 Fusion Capital securities subscription agreement) of our ADSs falls below $0.40 at any time during the trading day. The purchase price of our ADSs had been $0.40 or above $0.40 from October 25, 2005, the date when the 2005 S-1 Registration Statement was declared effective, until November 2, 2005. However, the purchase price of our ADSs has been less than $0.40 between November 3, 2005 through June 22, 2006 at some point during each such trading day. Accordingly, our ability to obtain funding under the 2005 Fusion Capital securities subscription agreement is dependent on the trading price of our ADSs increasing to at or above $0.40 per ADS. Any delay in the commencement of funding under the 2005 Fusion Capital securities subscription agreement could jeopardize Insignia’s business. As a commitment fee for this facility, we issued to Fusion Capital warrants for 2,000,000 ADSs exercisable at 20.5 pence per share and for 2,000,000 ADSs exercisable at the greater of 20.5 pence or $0.40 per share. In March 2006, Fusion Capital fully exercised the first warrant and partially exercised the second warrant as to 720,000 ADSs. Fusion Capital paid for the exercise of such warrants by cancellation of a promissory note issued to Fusion in the principal amount of $450,000, plus unpaid accrued interest, that Insignia had issued to Fusion Capital in November 2005 plus cash, which resulted in an aggregate of $523,225 in cash, net of share issuance costs, to Insignia.

In June 2005, Insignia issued convertible notes to three shareholders in exchange for a bridge financing of $275,000. On June 30, 2005, these notes were converted into the Series A Preferred Stock, described below. In consideration of this bridge financing, we accrued loan fees in the form of ADSs representing 45,833 ordinary shares and warrants to purchase an aggregate of 45,833 ADSs at an exercise price of $0.58 per share were issued; these shares were valued at a market value of $25,200 and the warrants had a fair value, calculated using the Black-Scholes model, of approximately $17,000. These warrants expire on June 30, 2010.

On June 30, 2005 and July 5, 2005, we and our wholly-owned subsidiary, Insignia Solutions, Inc., entered into securities subscription agreements with Fusion Capital and other investors. Pursuant to these subscription agreements, we completed a closing for an aggregate of $1,000,000 on June 30, 2005 (including exchange of the $275,000 bridge notes issued in June 2005), and we completed a second closing on July 5, 2005 for an additional $440,400. Pursuant to these subscription agreements, our subsidiary issued its Series A Preferred Stock, no par value per share, to the investors. This preferred stock is non-redeemable. The shares of Series A Preferred Stock (plus all accrued and unpaid dividends thereon) held by each investor are exchangeable for ADSs (i) at any time at the election of such investor, (ii) automatically upon written notice by us to such investor in the event that the sale price of the ADSs on the Nasdaq SmallCap Market is greater than $1.50 per share for a period of ten consecutive trading days, and certain other conditions are met, and (iii) automatically to the extent any shares of the preferred stock have not been exchanged prior to June 30, 2007. The Series A Preferred Stock will accrue dividends at a rate of 15% per year compounded annually until June 30, 2007, at which time no further dividends will accrue, and are payable in the form of additional ADSs. Including accruable dividends, the shares of Series A Preferred Stock issued on June 30, 2005, together with the additional shares issued on July 5, 2005, will be exchangeable for 3,306,251 and 1,456,075 ADSs, respectively, at an initial purchase price of $0.40 per ADS. As of December 31, 2005, approximately $108,000 has been accrued for the value of the 15% dividend in the accompanying consolidated statements of operations. Pursuant to the subscription agreements, we also issued to the investors on June 30, 2005 and July 5, 2005, warrants to purchase an aggregate of 2,500,000 and 1,101,000 ADSs, respectively, at an exercise price per share equal to the greater of $0.50 or the U.S. Dollar equivalent of 20.5 U.K. pence. These warrants are immediately exercisable and expire on June 30, 2010. We also entered into registration rights agreements with the investors pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission covering the resale of (i) the ADSs issued to the investors upon exchange of the Series A Preferred Stock under their subscription agreements and (ii) the ADSs issuable upon exercise of their warrants. In connection with the July 5, 2005 closing of the private placement, we also issued warrants to purchase an aggregate of 77,070 ADSs to Anthony Fitzgerald and Next Level Capital, Inc. as compensation for services as placement

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agents, on substantially similar terms as the warrants issued to the investors in such private placement. The 2005 S-1 Registration Statement, which covers the resale of the ADSs issued to the investors upon exchange of the Series A Preferred Stock under their subscription agreements and the ADSs issuable upon exercise of the warrants issued to the investors, Anthony Fitzgerald and Next Level Capital, Inc. in the private placement was declared effective by the Securities and Exchange Commission on October 25, 2005.

In December 2005, several of the June/July 2005 investors converted 740 shares of Series A Preferred Stock into 194,751 ADSs. In January 2006, several of the June/July 2005 investors converted 2,261 shares of Series A Preferred Stock into 611,458. ADSs. In March 2006, Insignia and certain June/July 2005 Investors, a December 2005 Investor and Next Level Capital, Inc. amended the warrants issued to them to reduce the exercise price of such warrants to $0.25 per share. In March 2006, certain June/July 2005 Investors, a December 2005 Investor and Next Level Capital, Inc. exercised warrants to purchase an aggregate of 1,205,750 ADSs, which resulted in an aggregate of approximately $300,000 in cash, net of share issuance costs, to Insignia.

The issuance of the Series A Preferred Stock of our subsidiary resulted in a beneficial conversion feature, calculated in accordance with EITF No. 00-27, “Application of Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” (“EITF 00-27”)based upon the conversion price of the Series A Preferred Stock into ADSs, and the fair value of the ADSs at the date of issue. Accordingly, the warrants issued as of June 30, 2005 were valued at $585,000 (using a Black-Scholes model) and the Company recognized $415,000 as a charge to additional paid-in-capital to account for the deemed dividend on the Series A Preferred Stock as of the issuance date, which represented the amount of the proceeds allocated to the Series A Preferred Stock. The warrants issued as of July 5, 2005 (excluding the warrants issued to the placement agents) were valued at $244,000, using a Black-Scholes model and the Company recognized $196,000 as a charge to additional paid-in-capital to account for the deemed dividend on the Series A Preferred Stock, as of the issuance date, which represented the amount of the proceeds allocated to the Series A Preferred Stock. The amount of the deemed dividend related to the beneficial conversion feature was recorded upon the issuance of the Series A Preferred Stock, as the Series A Preferred Stock can be converted into ADSs by the holder at any time.

On November 4, 2005, we issued a promissory note to Fusion Capital Fund II, LLC (“Fusion Capital”) in the amount of $450,000 in connection with a loan by Fusion Capital to Insignia in the amount of $150,000 on September 22, 2005 and $300,000 on November 4, 2005. The annual interest rate of the loan is 17% on the outstanding balance computed on a basis of a 360-day year and the number of actual days lapsed. The maturity date of the loan is January 1, 2007. In connection with the loan, we issued to Fusion Capital a warrant to purchase 562,500 ADSs at a purchase price per share equal to the greater of the U.S. Dollar equivalent of 20.5 UK pence or U.S. $0.60, calculated upon exercise of such warrant. The warrant is exercisable immediately and expires on November 3, 2010. In March 2006, Insignia and Fusion Capital amended such warrant to reduce the exercise price to $0.35 per share. In addition, in March 2006, the promissory note to Fusion Capital in the amount of $450,000 was canceled, as Fusion Capital applied the outstanding principal balance plus unpaid accrued interest towards the exercise of warrants that were issued to Fusion Capital on February 10, 2005.

On December 19, 2005, we issued a secured promissory note to Platinum Long Term Growth I, LLC (“Platinum”) in the amount of $388,000, consisting of $350,000 in principal and $38,000 in accrued interest expense, in connection with a loan by Platinum to Insignia. The maturity date of the loan was January 12, 2006. As security for the loan, we granted Platinum a security interest in substantially all of our assets, including intellectual property. Of the $350,000 principal amount of the Platinum loan, Platinum remitted $300,000 directly to Silicon Valley Bank to pay off a loan entered into by Insignia in October 2005,which this loan from Silicon Valley Bank is described below. The remaining $50,000 of the principal amount was remitted by Platinum directly to Insignia. In connection with the private placement that closed on December 29, 2005, $250,000 of the $350,000 principal amount of the Platinum loan was converted into shares of Series B Preferred Stock of our subsidiary, Insignia Solutions Inc. After conversion of a portion of the Platinum note, a $138,000 balance with Platinum remained at

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005 consisting of $100,000 in principal and $38,000 in accrued interest. The remaining balance was repaid in January 2006. In connection with the loan, we also issued 200,000 ADSs to Platinum with a value on the date of grant of $76,000.

On December 29, 2005, we and our subsidiary, Insignia Solutions Inc., entered into a Securities Subscription Agreement (the “December 2005 Subscription Agreement”) with certain investors (the “December 2005 Investors”), pursuant to which we and our subsidiary completed a private placement and received aggregate proceeds of $1,975,000 (including exchange of $250,000 in bridge notes). Pursuant to the December 2005 Subscription Agreement, our subsidiary issued its Series B Preferred Stock, to the December 2005 Investors. The Series B Preferred Stock is non-redeemable. The shares of Series B Preferred Stock (plus all accrued and unpaid dividends thereon) held by each December 2005 Investor are exchangeable for ADSs (i) at any time at the election of the investor or (ii) automatically upon written notice by the Company to the December 2005 Investor in the event that the sale price of the ADSs on the NASDAQ SmallCap Market is greater than $0.80 per share for a period of twenty consecutive trading days and certain other conditions are met. The Series B Preferred Stock will accrue dividends at a rate of 7.5% per year; the first year’s dividends are payable in the form of additional ADSs upon exchange, and subsequent accrued dividends are payable only if declared by our subsidiary’s board of directors. Including accruable dividends, the shares of Series B Preferred Stock will be exchangeable for an aggregate of 8,492,500 ADSs, representing an initial purchase price of $0.25 per ADS. Pursuant to the December 2005 Subscription Agreement, we also issued warrants to purchase an aggregate of 9,085,000 ADSs to the December 2005 Investors at an exercise price of $0.37 per share. These warrants are exercisable from June 29, 2006 until December 29, 2010. In connection with the private placement, we also issued warrants to purchase an aggregate of 635,950 ADSs to Next Level Capital, Inc., as partial compensation for its services as placement agent, on substantially similar terms as the warrants issued to the December 2005 Investors in such private placement. The additional compensation to Next Level Capital, Inc. consisted of a cash payment equal to 7% of the gross investment proceeds of $1,975,000 or $138,250.

In addition, we entered into a registration rights agreement with the December 2005 Investors pursuant to which we agreed to file a registration statement with the SEC covering the resale of (i) the ADSs issued to the investors upon exchange of the Series B Preferred Stock under their subscription agreements and (ii) the ADSs issuable upon exercise of their warrants. In addition, the registration rights agreement provides that if a registration statement covering resale of the shares issued in the December 2005 private placement (i) has not been filed with the SEC on or prior to January 15, 2006, (ii) has not been declared effective by the SEC on or prior to April 15, 2006, or (iii) is not available for resales of such securities until the earlier of the date as of which such shares may be sold without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933, as amended, or the date on which each investor has sold all such securities, then we will make pro rata payments to each investor in the December 2005 private placement, as liquidated damages and not as a penalty, in an amount equal to 2% of the sum of (i) the aggregate purchase price paid by the investors for the shares of Series B Preferred Stock of our subsidiary, ADSs issuable upon exchange of such Series B Preferred Stock and warrants issued at the December 2005 private placement and (ii) the aggregate exercise price of the shares subject to warrants then issuable upon exercise of outstanding warrants then held by such investors, for each monthly anniversary following the date by which such registration statement should have been filed or have been declared effective by the SEC, as applicable.

The December 2005 Subscription Agreement limits the number of shares that can be issued to Fusion Capital under the 2005 Fusion Capital securities subscription agreement. Pursuant to the December 2005 Subscription Agreement, for such time as there are at least twenty percent of the number of shares of Series B Preferred Stock of our subsidiary, Insignia Solutions Inc., purchased under the December 2005 Subscription Agreement outstanding, Insignia shall not, without the consent of holders of seventy percent of then-outstanding shares of the Series B Preferred Stock of our subsidiary, sell ADSs under the 2005 Fusion Capital securities subscription agreement at a price of less than $0.55 per ADS. Notwithstanding the above, Insignia can issue ADSs to Fusion Capital under the 2005 Fusion Capital securities subscription agreement after March 31, 2006 and before December 31, 2006 to raise equity capital to the extent necessary to satisfy minimum net worth requirements of the Nasdaq SmallCap Market,

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided that (i) Insignia shall have given investors party to the December 2005 Subscription Agreement five trading days prior written notice of such issuance and an opportunity to invest on terms comparable to those available under the 2005 Fusion Capital securities subscription agreement, (ii) Insignia shall not be permitted to raise more than $1,200,000 per quarter pursuant to such exception, (iii) an event of default as defined in the Certificate of Incorporation of our subsidiary, Insignia Solutions Inc., shall not have occurred, including any breach by Insignia of a material term or condition of the 2005 Fusion Capital securities subscription agreement or its certificate of incorporation or failure to timely pay any dividend payment or other sum money due to the holders of the Series B Preferred Stock (iv) the registration statement covering the resale of the ADSs sold under the December 2005 Subscription Agreement shall have been declared effective and shall be available for use by the investors in such private placement, (v) such sale to Fusion Capital shall be effected in the last month of Insignia’s applicable fiscal quarter, and (iv) such sale to Fusion Capital shall be effected at a price of no less than $0.33 per ADS.

The Company determined that the liquidated damages were onerous and thus, could result in net-cash settlement of the transaction in accordance with Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). EITF 00-19 requires freestanding contracts that are settled in a Company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.

Accordingly, the Company determined that the Series B Preferred Stock should be accounted for as a liability and thus recorded the proceeds received from the issuance of the Series B Preferred Stock as a preferred stock liability on the consolidated balance sheet in the amount of $1,975,000. Since the warrants issued to the investors were also covered by the registration rights agreement they were also determined to be liabilities in accordance with EITF 00-19. The Company valued the warrants using the Black-Scholes model and recorded $1,975,000 as a discount to the Series B Preferred Stock. In accordance with EITF 00-27, the Company compared the amount allocated to the Series B Preferred Stock to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. The Company determined that a beneficial conversion feature of $1,975,000 existed and, in accordance with EITF 00-27, amortized that amount immediately to the value of the Series B Preferred Stock, as the Series B Preferred Stock is immediately convertible. This amount is also included in non-cash interest expense since the Series B Preferred Stock is recorded as a liability.

In connection with the December 2005 Subscription Agreement, the Company incurred approximately $415,000 of specific incremental costs directly attributable to the transaction. These costs include legal and finder fees as well as the value of the warrants issued to Next Level Capital, Inc. These costs have been expensed as the Series B Preferred Stock has been classified as a liability in accordance with EITF 00-19 and the shares of Series B Preferred Stock are convertible into our ADSs at any time at the option of the holder.

On April 18, 2006, we entered into an agreement with the December 2005 Investors to amend the registration rights agreement. The amendment caps potential liquidated damages resulting from any potential late effectiveness of the registration statement and allows the Company to pay any potential liquidated damages in cash or shares, at the Company’s option. As a result of this amendment, the shares of Series B Preferred Stock that were issued to the investors in such private placement will be classified as shareholders’ equity and not as a liability for periods beginning with the second quarter of 2006.

Share Changes

At our general meeting of shareholders held on September 30, 2005, our shareholders approved an increase of 35,000,000 ordinary shares to our authorized share capital and a reduction of the nominal value of our ordinary shares from 20 pence per share to 1 pence per share. The reduction in the nominal value of our ordinary shares became effective on December 21, 2005 following confirmation that the shares had been registered with the UK Registrar of Companies.

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

The following table summarizes activity of the Company’s warrants:

	Warrants	Warrants
	Outstanding	Outstanding
	and Exercisable	Exercise Price

Balance, December 31, 2002	4,191,334	par value-$6.00	(1)
Granted	—	—
Exercised	(2,446,677)	$0.345-$0.8371
Lapsed	(1,005,000)	$6.00	(1)

Balance, December 31, 2003	739,657	$4.77-$6.00	(1)
Granted	1,880,911	$0.92-$1.09
Exercised	(470,000)	$6.00	(1)
Lapsed	(19,657)	$4.77	(1)

Balance, December 31, 2004	2,130,911	$0.92-$5.00
Granted	18,199,875	$0.35-$1.11
Exercised	—	—
Lapsed	(225,000)	5.00

Balance, December 31, 2005	20,105,786	$0.35-$5.00	(2)

(1)	The $6.00 warrants are the lesser of $6.00 or 90% of 10-day average market value.

(2)	The exercise price of certain warrants have been amended to a price below $0.35. See “Note 15 — Subsequent Events” below.

Note 10 — Sale of Jeode product line and Java Virtual Machine Assets:

In 2003, we sold our Jeode product line to esmertec A.G. (“esmertec”) a Swiss software company focused on Java technologies, and transitioned our product focus to our SSP product line. This change in product focus has resulted in a redirection of available resources from our historical revenue base towards the development and marketing efforts associated with the SSP product.

On February 7, 2003, we entered into a loan agreement with esmertec whereby esmertec loaned Insignia $1.0 million at an interest rate of prime plus two percent. The principal amount of $1.0 million was repaid on January 15, 2004 by offsetting that amount with a receivable relating to the product line purchase. All remaining accrued interest of $55,161 was repaid on March 15, 2004 by offsetting the accrued interest against prepaid royalties. Accordingly, there were no outstanding balances or future amounts due to esmertec under the loan agreement as of December 31, 2004.

On March 4, 2003, we entered into several agreements with esmertec, including a definitive agreement to sell certain assets relating to our Jeode product line in exchange for $3.5 million due in installments through April 2004. The transaction closed on April 23, 2003. The assets sold primarily included the fixed assets, customer agreements and employees related to the Jeode product line. Under the terms of the agreements, esmertec also became the exclusive master distributor of the Jeode technology in exchange for $3.4 million in minimum guaranteed royalties through October 2004.

Under these agreements, Insignia could have earned up to an additional $4.0 million over the subsequent three-year period from the effective date of the definitive agreement based on a percentage of esmertec’s sales of the Jeode product during the period. Additionally, the parties entered into a cooperative agreement whereby esmertec agreed to promote Insignia’s SSP software product to esmertec’s mobile platform customers.

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of this transaction, we transferred 42 employees to esmertec, of which 31 were development engineers. In addition, as part of the sale, esmertec entered into an agreement with our U.K. building landlord in order to assume the lease on one of the two buildings leased by Insignia.

On February 13, 2004, Insignia and esmertec executed an agreement transferring the intellectual property of Jeode and the title for Insignia’s remaining prepaid royalties to esmertec.

On June 30, 2004, Insignia and esmertec executed a Termination and Waiver Agreement that effectively concluded the remaining business between the two companies and dissolved any ties going forward between Insignia and the product line it sold to esmertec in April 2003. The agreement offset esmertec related liabilities and deferred revenue totaling $853,000 against $600,000 of remaining guaranteed royalty payments due from esmertec in exchange for final cash payment to Insignia of $185,000 (which was made in July 2004). The resulting net gain of $302,000 was recorded as other income in the second quarter of 2004 and is net of expenses. This agreement resulted in the full and final satisfaction of the deferred consideration and waiver of all future outstanding obligations pursuant to the 2003 asset purchase agreement.

Note 11 — Lines of Credit and Notes Payable:

On December 19, 2005, we issued a secured promissory note to Platinum Long Term Growth I, LLC (“Platinum”) in the amount of $388,000, consisting of $350,000 in principal and $38,000 in accrued interest expense, in connection with a loan by Platinum to Insignia. The maturity date of the loan was January 12, 2006. As security for the loan, we granted Platinum a security interest in substantially all of our assets, including intellectual property. Of the $350,000 principal amount of the Platinum loan, Platinum remitted $300,000 directly to Silicon Valley Bank (“SVB”) to pay off a loan entered into by Insignia in October 2005, which loan from SVB is described below. The remaining $50,000 of the principal amount was remitted by Platinum directly to Insignia. In connection with the private placement that closed on December 29, 2005, $250,000 of the $350,000 principal amount of the Platinum loan was converted into shares of Series B Preferred Stock of our subsidiary, Insignia Solutions Inc., and was accounted for as preferred stock liability per EITF 00-19 in the consolidated balance sheet (see Note 9). After conversion of a portion of the Platinum note, a $138,000 balance with Platinum remained outstanding at December 31, 2005 consisting of $100,000 in principal and $38,000 in accrued interest. The remaining balance was repaid in January 2006. In connection with the loan, we also issued 200,000 ADSs to Platinum with a value on the date of grant of $76,000.

On November 4, 2005, we issued a promissory note to Fusion Capital Fund II, LLC (“Fusion Capital”) in the amount of $450,000 in connection with a loan by Fusion Capital to Insignia in the amount of $150,000 on September 22, 2005 and $300,000 on November 4, 2005. The annual interest rate of the loan is 17% on the outstanding balance computed on a basis of a 360-day year and the number of actual days lapsed. The maturity date of the loan is January 1, 2007. In connection with the loan, we issued to Fusion Capital a warrant to purchase 562,500 ADSs at a purchase price per share equal to the greater of the U.S. Dollar equivalent of 20.5 UK pence or U.S. $0.60, calculated upon exercise of such warrant. The warrant is exercisable immediately and expires on November 3, 2010. The relative fair value of the warrant, approximately $120,000, was recorded as a discount on the note and will be accreted to interest expense over the life of the note using the effective interest rate method. During the year ended December 31, 2005, approximately $7,000 was amortized to interest expense. In March 2006, Insignia and Fusion Capital amended such warrant to reduce the exercise price to $0.35 per share. In addition, in March 2006, the promissory note to Fusion Capital in the amount of $450,000 was canceled, as Fusion Capital applied the outstanding principal balance plus unpaid accrued interest towards the exercise of warrants that were issued to Fusion Capital on February 10, 2005.

On October 3, 2005, Insignia entered into a Loan and Security Agreement with SVB pursuant to which Insignia may request that SVB finance certain eligible accounts receivable (each, a “financed receivable”) by extending credit to Insignia in an amount equal to 80% of such financed receivable (subject to certain adjustments). Accounts receivable are currently our most readily available collateral. The aggregate amount of financed

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivables outstanding at any time may not exceed $1,250,000. On the maximum receivables of $1,250,000, we can borrow up to $1,000,000. Insignia must pay a finance charge on each financed receivable in the amount equal to (i) 2% plus the greater of 6.5% or SVB’s most recently announced prime rate, (ii) divided by 360, (iii) multiplied by the number of days each such financed receivable is outstanding and (iv) multiplied by the total outstanding gross face amount for such financed receivable. As security for the loan, we granted SVB a first priority security interest in substantially all of our assets, including intellectual property. Upon execution of the Loan and Security Agreement, Insignia paid SVB a non-refundable facility fee of $15,000. Insignia repaid the SVB loan using proceeds it received from the December 2005 loan from Platinum described above.

With the March 16, 2005 acquisition of Mi4e, Insignia assumed two notes payable. The largest note is to ALMI Företags Partner (“ALMI”) and is referred to as a “regional development loan”. The total loan amount was for Swedish Krona (“SEK”) 700,000 or approximately $88,000. This note is to be repaid by May 31, 2007 in quarterly installments of approximately SEK 54,000 or approximately $6,800. The interest rate on this note was originally 9.25% which was revised to 8.75% per annum on July 1, 2005. As of December 31, 2005, the outstanding balance of the ALMI note was approximately SEK 285,000 or approximately $35,000. This loan is secured by a chattel mortgage in the amount of SEK 700,000 or approximately $88,000.

In addition to the ALMI note payable, there is a note payable to Skandinaviska Enskilda Banken (“SEB”). The total note amount was SEK 300,000 or approximately $38,000. The interest rate on the SEB note is approximately 6.75% per annum. As of December 31, 2005, the outstanding balance was approximately SEK 108,000 or approximately $14,000. This note is to be repaid by January 2007 in monthly installments of approximately SEK 8,000 or approximately $1,000. This loan is secured by a chattel mortgage in the amount of SEK 500,000 or approximately $63,000.

We also have a line of credit of SEK 200,000 or approximately $25,100 with SEB. As of December 31, 2005 there was no balance outstanding under this line. There is a commitment fee of 1.5% per annum on this line of credit and the borrowings bear interest at the rate of 6% per annum. This line is automatically renewed for a twelve month period if it is not cancelled by the bank.

Note 12 — Related Party Transactions:

At December 31, 2004, the Company had $190,000 of other receivables due from Fusion Capital relating to the purchase of ADSs under the 2002 Fusion Capital securities subscription agreement. This amount was received by the Company in January 2005. On February 9, 2005, Insignia and Fusion Capital entered into a mutual termination agreement pursuant to which the 2002 Fusion Capital securities subscription agreement was terminated.

On February 9, 2005, Insignia sold to Fusion Capital 3,220,801 ADSs at a purchase price of $0.40 per share, resulting in proceeds of approximately $1.3 million. These shares were issued to Fusion Capital in a private placement.

On February 10, 2005, Insignia entered into the 2005 Fusion Capital securities subscription agreement with Fusion Capital to sell up to $12 million in ADSs, representing ordinary shares, to Fusion Capital over a period of 30 months. The shares will be priced based on a market-based formula at the time of purchase. We only have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $1.00, in which case the daily amount may be increased under certain conditions as the price of our ADSs increases. In addition, Fusion Capital shall not have the right nor be obligated to subscribe for any ADSs on any trading days that the purchase price (as defined in the 2005 Fusion Capital securities subscription agreement) of our ADSs falls below $0.40 at any time during the trading day. We have not issued any ADSs to Fusion Capital under the 2005 Fusion Capital securities subscription agreement to date.

On March 16, 2005, we closed our acquisition of Mi4e. The consideration paid by the Company in the transaction was 3,959,588 ADSs. In addition, up to a maximum of 700,000 euros is payable in a potential earn out based on a percentage of future revenue collected from sales of existing Mi4e products. Anders Furehed, an indirect

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

50% shareholder of Mi4e who thus received 1,484,846 ADSs on the closing of the acquisition, became our senior vice president of European operations upon the closing.

On June 15, 2005, we entered into a license agreement with Insignia Chusik Hoesa (“Insignia Asia”), a Korean joint venture in which we own a 50% interest, for our OMC product with a total value of $187,500. Insignia Asia sublicensed the OMC product to Pantech, a Korean handset manufacture. The value of this agreement has been invoiced and paid and was recorded as revenue in our quarter ended June 30, 2005.

On November 4, 2005, we issued a promissory note to Fusion Capital in the amount of $450,000 in connection with a loan by Fusion Capital to Insignia in the amount of $150,000 on September 22, 2005 and $300,000 on November 4, 2005. The annual interest rate of the loan is 17% on the outstanding balance computed on a basis of a 360-day year and the number of actual days lapsed. The maturity date of the loan is January 1, 2007. In connection with the loan, we issued to Fusion Capital a warrant to purchase 562,500 ADSs at a purchase price per share equal to the greater of the U.S. Dollar equivalent of 20.5 UK pence or U.S. $0.60, calculated upon exercise of such warrant. The warrant is exercisable immediately and expires on November 3, 2010. In March 2006, Insignia and Fusion Capital amended such warrant to reduce the exercise price to $0.35 per share. In addition, in March 2006, the promissory note to Fusion Capital in the amount of $450,000 was canceled, as Fusion Capital applied the outstanding principal balance plus unpaid accrued interest towards the exercise of warrants that were issued to Fusion Capital on February 10, 2005.

On December 12, 2005, Insignia Solutions Inc., our subsidiary, loaned $50,000 to Insignia Asia, our Korean joint venture. The note is due in December 2006 and has a zero percent interest rate.

Note 13 — Joint Venture Agreement:

On December 31, 2003, we entered into a joint venture agreement with J-Tek Corporation to form Insignia Asia Chusik Hoesa (“Insignia Asia”). We own 50% of the entity and are accounting for this investment under the equity method of accounting. During 2004 we made two investments of $75,000 each and recognized our share of losses of approximately $82,000. During 2005, our share of losses recognized was $68,000, leaving us with a zero balance in our investment in this joint venture. During 2005, we also recognized license and maintenance revenue of $193,000 from Insignia Asia and Insignia Solutions, Inc., our subsidiary, loaned $50,000 to Insignia Asia, which is a receivable as of December 31, 2005.

Note 14 — Restructuring:

In February 2003, we announced a restructuring of the organization to focus on the IDMS and OMC technology. We restructured in both March and June resulting in a 62% headcount reduction and restructuring charges and payments of $498,000 from March through December 2003. Restructuring expenses represented 70% of total revenues in 2003 and consisted of costs related to terminated employees, including severance payments as well as national insurance costs where legally required. At December 31, 2005, we had no future liability to any of the terminated employees.

Note 15 — Subsequent Events:

In January 2006, several of the June/July 2005 Investors converted 2,261 shares of Series A Preferred Stock into 611,458 ADSs.

In February 2006, Insignia entered into a three-year agreement with Heritage Village Offices to lease approximately 3,397 square feet of office space in Campbell, California through January 2009. Lease payments of $68,000, $94,000, $97,000 and $8,000 cover the years 2006, 2007, 2008 and the first month of 2009. In March 2006, Insignia Solutions, Inc. moved to its new headquarters located at 51 East Campbell Avenue, Campbell, CA 95008.

INSIGNIA SOLUTIONS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2006, Fusion Capital exercised warrants to purchase an aggregate of 2,720,000 ADSs. Fusion Capital paid for the exercise of such warrants by cancellation of a promissory note issued to Fusion in the principal amount of $450,000, plus unpaid accrued interest, that Insignia had issued to Fusion Capital in November 2005 plus cash, which resulted in an aggregate of $523,225 in cash, net of share issuance costs, to Insignia. In connection with this transaction Insignia amended the terms of warrants to purchase 562,500 ADSs issued to Fusion in November 2005 to reduce the exercise price of such warrants from the lower of $0.50 or 20.5 pence per share to $0.35 per share.

In March 2006, several June/July 2005 Investors, a December 2005 Investor and Next Level Capital, Inc. exercised warrants to purchase an aggregate of 1,205,750 ADSs, which resulted in an aggregate of approximately $300,000 in cash to Insignia, net of issuance costs. In connection with this transaction, Insignia amended the terms of warrants issued in June/July 2005 and in December 2005 held by the participating investors to reduce the exercise price of such warrants to $0.25 per share.

In April 2006, we issued 494,948 shares each to Anders Furehed and Noel Mulkeen representing the final issuance of stock related to the acquisition of Mi4e in March 2005 (see Note 2).

In April 2006, we entered into an agreement to amend the Registration Rights Agreement dated December 29, 2005 that we had entered into with certain December 2005 Investors in connection with the private placement financing that closed on December 29, 2005. The amendment amends such Registration Rights Agreement to (i) limit the number of ADSs issuable as liquidated damages pursuant to the Registration Rights Agreement to such investors, and (ii) allow the Company to satisfy its obligations to pay liquidated damages to such investors by delivery of cash in lieu of ADSs. As a result of this amendment, the shares of Series B Preferred Stock that were issued to the investors in such private placement will be classified as shareholders’ equity and not as a liability for periods beginning with the second quarter of 2006 (see Note 9).

On April 25, 2006, our ADSs were delisted from the NASDAQ SmallCap Market and quotations for our ADSs currently appear in the National Daily Quotations Journal, often referred to as the “pink sheets”, where subscribing dealers can submit bid and ask prices on a daily basis. This delisting will likely reduce the liquidity of the Company’s securities, could cause investors not to trade in the Company’s securities and result in a lower stock price, and could have an adverse effect on the Company. Additionally, we may become subject to SEC rules that affect “penny stocks,” which are stocks priced below $5.00 per share that are not quoted on a NASDAQ market. These rules would make it more difficult for brokers to find buyers for our shares and could lower the net sales prices that our stockholders are able to obtain. If our share price remains low, we may not be willing or able to raise equity capital. While we intend to seek to have our ADSs quoted on the Over the Counter (OTC) Bulletin Board, there can be no assurances as to when, or whether, they will become quoted on the OTC Bulletin Board.

On April 26, 2006, we entered into a sub-lease agreement for our UK office in High Wycombe, United Kingdom with Norwest Holt Limited. The assigned lease is a 15 year lease originally signed on April 12, 1998 with an annual rent of 105,000 British Pounds that is subject to periodic price adjustments. Under the term of the sub-lease Agreement, Insignia will pay the first nine months of rent on the property for Norwest Holdings. Insignia will save approximately $1.2 million dollars in future rent payments from 2006 to 2013 as a result of this sub-lease agreement.

SCHEDULE II

Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of		Deductions	End of
	Period	Additions	(Write-Offs)	Period
	(In thousands)

Allowance for doubtful accounts:
Year ended December 31, 2005	$—	$175	$—	$175
Year ended December 31, 2004	$—	$—	$—	$—
Year ended December 31, 2003	$50	$—	$(50)	$—

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

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

The following table provides selected quarterly consolidated financial data for the twelve quarters ended December 31, 2005:

	Quarter Ended
	December 31	September 30	June 30	March 31
	(Unaudited, in thousands, except per share amounts)

2005:
Revenues	$1,180	$802	$734	$462
Gross profit	1,009	535	565	448
Net loss	(3,486)	(1,387)	(1,600)	$(1,889)
Net loss attributable to ordinary shareholders	(3,540)	(1,637)	(2,015)	(1,889)
Basic and diluted net loss per share	$(0.08)	$(0.04)	$(0.05)	$(0.05)
2004:
Revenues	$8	$107	$107	$319
Gross profit (loss)	(6)	107	102	296
Net income (loss)	(2,119)	(1,729)	(1,304)	(1,910)
Basic and diluted net income (loss) per share	$(0.06)	$(0.06)	$(0.04)	$(0.07)
2003:
Revenues	$130	$201	$—	$379
Gross profit	63	131	(36)	212
Net loss	(1,741)	(1,656)	2,273	(3,199)
Basic and diluted net income (loss) per share	$(0.07)	$(0.08)	$0.11	$(0.16)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Insignia Solutions plc:

We have audited the accompanying consolidated balance sheets of Insignia Solutions plc and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15(a)(2). The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insignia Solutions plc and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, net capital deficiency and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Burr, Pilger & Mayer LLP

Palo Alto, California
April 26, 2006

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A — Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

For the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal accounting and financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective as of the end of the period covered by this report due solely to the assessment of the material weakness described below.

A material weakness is a significant control deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with its audit for the year ended December 31, 2005, Burr, Pilger & Mayer LLP, our independent registered public accounting firm, identified material weaknesses in our internal control over financial reporting. Deficiencies noted related to our failure to complete, on a timely basis, proper analysis of, accounting for, and management review of (i) certain complex equity transactions, (ii) our acquisition of Mi4e, and (iii) activity related to Mi4e subsequent to the closing of our acquisition. In addition, a material weakness was noted in our ability to prepare and complete certain financial statements and disclosures required in our consolidated financial statements in our Form 10-K .

The existence of the above deficiencies in the design or operation of our internal control could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements. Such deficiencies primarily related to our lack of maintenance of effective controls over the financial reporting process because we did not have a sufficient complement of full-time personnel with technical accounting and financial reporting expertise commensurate with our financial reporting requirements, as a result of employee turnover, transition, and limited resources. We believe that remediation of this material weakness will be completed once we are able to employ sufficient full-time personnel to meet our financial reporting requirements.

Internal Control Over Financial Reporting.

Changes in internal control over financial reporting.  In response to our material weakness in internal control, in August 2005 we recruited a controller in Sweden to oversee the accounting for Insignia Solutions Sweden, formerly Mi4e, and we plan to obtain appropriate professional assistance at the time we engage in unusual and/or complex financial transactions. In addition, we are actively seeking a person to fill our Chief Financial Officer position and are working to hire other qualified finance staff and to increase the tenure of our finance personnel with the company. As these changes either did not occur in 2005 or are still in process, we believe that there was no significant improvement in our internal controls during the reporting period.

Item 9B — Other Information

The following information is being provided for purposes of Items 2.02 and 9.01 of Form 8-K. Such information, including the exhibit attached hereto as Exhibit 99.01, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section or Sections 11 or 12 (a) (2) of the Securities Act of 1933, as amended. The information contained herein and in the accompanying exhibit shall not be deemed to be incorporated by reference into any filing with the SEC whether before or after the date hereof, regardless of any general incorporation language contained in such filing (unless the registrant specifically states that the information or exhibit in this particular report is incorporated by reference).

On November 10, 2005, the Company issued a press release announcing anticipated revenue and preliminary expectations for operating expenses for the fiscal quarter ended September 30, 2005. The Company also provided guidance with respect to revenues and expenses for the fourth quarter of 2005 and first quarter of 2006.

PART III

Item 10 — Directors and Executive Officers of the Registrant

Executive Officers and Directors of the Registrant

The executive officers and directors of Insignia as of December 31, 2005 are as follows:

Name	Age	Position

Nicholas, Viscount Bearsted*(1)(2)	55	Director
David G. Frodsham(2)	49	Director
Richard M. Noling	57	Director
Vincent S. Pino(1)(2)	57	Director
Mark E. McMillan	42	Chief Executive Officer, President and a Director
John Davis(3)	50	Chief Financial Officer and Vice President of Finance

*	Chairman of the Board of Directors

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	John Davis resigned May 31, 2006

Nicholas, Viscount Bearsted has served as Director and Chairman of the Board of Directors of Insignia since December 1987. He was Insignia’s Chief Executive Officer from September 1988 until September 1993. He received a Bachelors degree in chemistry from Oxford University in 1972. He also serves as a Director of Mayborn Group plc.

David G. Frodsham was appointed a director of Insignia in August 1999. Since February 2000, he has served as Chief Executive Officer of Argo Interactive Group plc, a British software company specializing in device intelligence from wireless internet. He received a B. Sc. from Kings College, London and an MBA from INSEAD in France.

Richard M. Noling has served as a director of Insignia since March 1997. From October 1, 2005 to November 30, 2005, Mr. Noling served as Interim Chief Financial Officer of Insignia. From August 2003 to August 2005, he served as Chief Executive Officer of ThinGap, a California company that develops innovative electromotive coil technology. He was Insignia’s Chief Executive Officer from March 1997 to February 2003 and President from March 1997 to July 2001. He also served as Chief Financial Officer, Senior Vice President of Finance and Operations and Company Secretary between April 19, 1996 and October 1, 1997 and Chief Operations Officer between February and March 1997. He received a Bachelor of Arts degree in aerospace and mechanical engineering science from the University of California (San Diego) in 1970. He received an M.A. degree in theology from the Fuller Theological Seminary in 1972, and an M.S. degree in business administration in 1979 from the University of California (Irvine).

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

John Davis served as Insignia’s Chief Financial Officer and Vice President of Finance from December 8, 2005 until May 31, 2006. Prior to joining Insignia, Mr. Davis served as Chief Financial Officer of Wherify Wireless, Inc. from July 2005 to December 2005. From July 2004 to July 2005, Mr. Davis was the Chief Financial Officer of Wherify California, a subsidiary of Wherify Wireless, Inc. From September 1998 to January 2004, Mr. Davis served as Chief Operating Officer and Chief Financial Officer for ConnectCom Solutions, Inc. From 1997 to 1998, he served as Vice President and Corporate Controller for Southwall Technologies Inc. Mr. Davis is a certified public accountant and holds a B.S. in Accounting and a Masters degree in Business Administration.

Audit Committee and Audit Committee Financial Expert

The Audit Committee currently consists of three directors, Viscount Bearsted, Vincent S. Pino, and David G. Frodsham, each of whom qualifies as an “independent director” under NASDAQ MarketPlace Rule 4200(a)(15). The Board of Directors has determined that all Audit Committee members are financially literate under the current listing standards of The NASDAQ Stock Market, Inc. The Audit Committee is responsible for approving the services performed by our independent auditors and reviewing our accounting practices and systems of internal accounting controls. The Audit Committee is governed by a written charter approved by the Board of Directors.

The Company’s Board of Directors has determined that Mr. Pino qualifies as the Company’s “audit committee financial expert”, as defined in applicable SEC rules and meets the financial sophistication requirements of The NASDAQ Stock Market, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who own more than 10% of the Company’s ordinary shares to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements were met, except as follows:

Form 4s for Nicholas, Viscount Bearsted, Insignia’s Chairman of the Board, David Frodsham, Vincent Pino and Richard Noling, Directors of Insignia and Mark McMillan, Insignia’s Chief Executive Officer, President and Director were filed on August 24, 2005. The required filing date was February 14, 2005.

Form 5s for Mark McMillan, Insignia’s Chief Executive Officer, President and Director and Vincent Pino, a Director of Insignia were filed on August 24, 2005. The required filing date was February 14, 2005.

Forms 3 and 4, for Roger Friedberger who served as Insignia’s Interim Chief Financial Officer from May 1, 2005 to September 30, 2005, were filed on August 24, 2005. The required filing dates were May 10, 2005 and April 25, 2005 respectively.

Code of Ethics

The Company has adopted a code of ethics that applies to all officers and employees, including its principal executive officer, principal financial officer and controller. This code of ethics is filed as Exhibit 14.01 to this Annual Report on Form 10-K.

Item 11 — Executive Compensation

The following table sets forth all compensation awarded to, earned by or paid for services rendered in all capacities to Insignia and its subsidiaries during each of the years ended December 31, 2005, 2004 and 2003 by each of our “Named Executive Officers,” as such term is defined under SEC rules. Our Named Executive Officers consist of Insignia’s Chief Executive Officer (Mr. McMillan), Insignia’s two most highly compensated executive officers who were serving as executive officers as of December 31, 2005 (Mr. Doshi), and one former executive officer who left Insignia during 2005 (Mr. Anderson). This information includes the dollar values of base salaries and bonus awards, the number of shares subject to options granted and certain other compensation, whether paid or deferred.

Summary Compensation Table

					Long Term Compensation
					Securities
		Annual Compensation			Underlying
				Other Annual	Options	All Other
Name and Principal Positions	Year	Salary ($)	Bonus ($)(1)	Compensation ($)	Granted (#)	Compensation ($)

Mark E. McMillan	2005	230,000	37,748	—	100,000	1,080	(2)
Chief Executive Officer	2004	230,000	60,248	—	—	1,080	(2)
and President	2003	230,000	9,607	—	500,000	1,080	(2)
John Davis	2005	12,179	—	—	400,000	—
Chief Financial Officer, Senior Vice President and Secretary(6)
Priyen Doshi	2005	171,975	23,648	—	100,000	1,080	(2)
Vice President,	2004	140,000	21,723	—	12,000	1,080	(2)
Product Marketing(3)	2003	140,000	20,000	—	40,000	1,080	(2)
Ian Anderson	2005	127,417	—	—	—	17,128	(5)
Vice President,	2004	125,573	—	—	44,393	3,531	(5)
Engineering(4)	2003	31,500	—	—	50,000	—	(5)

(1)	Bonuses paid to the executive officers are based on a target bonus set for each officer each quarter, adjusted by Insignia’s operating results over plan and the executive officer’s performance against quarterly qualitative goals. All executive officer bonuses are at the discretion of the Compensation Committee of the Board.

(2)	Represents Insignia contributions to defined contribution employee benefit plans.

(3)	Mr. Doshi resigned from Insignia as of February 10, 2006.

(4)	Mr. Anderson joined Insignia in October 2003 and resigned on December 3, 2005.

(5)	Mr. Anderson was loaned a Company auto from October 2003 through October 2004. From October 2004 through his resignation in December 2005, Mr. Anderson received an auto allowance. The auto allowance totaled $17,128 for the year ended December 31, 2005 and $3,531 for the year ended December 31, 2004.

(6)	Mr. Davis joined Insignia on December 8, 2005 and resigned on May 31, 2006.

Option Grants in 2005

The following table sets forth further information regarding individual option grants to purchase ordinary shares during 2005 to each of the Named Executive Officers. In accordance with the rules of the SEC, the table sets forth the hypothetical gains or “option spreads” that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compounded share price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises depend upon the future performance of the ordinary shares and ADSs. There can be no assurance that the potential realizable values shown in this table will be achieved.

			Percent of			Potential Realizable
	Number of		Total			Value at Assumed
	Securities		Options			Annual Rates of Share
	Underlying		Granted to	Exercise		Price Appreciation for
	Options		Employees	Price	Expiration	Option Term(1)
Name	Granted (#)		in 2005	($/Sh)	Date	5% ($)	10% ($)

Mark E. McMillian	100,000	(2)	5.1%	0.75	2/10/2015	$47,167	$119,531
John Davis(4)	400,000	(3)	20.4%	0.39	12/8/2015	$98,108	$248,624
Priyen Doshi(4)	100,000	(2)	5.1%	0.41	10/20/2015	$25,785	$65,343
Ian Anderson	—		—	—	—	—	—

(1)	The 5% and 10% assumed annual compound rates of share price appreciation are mandated by rules of the SEC and do not represent Insignia’s estimate or projection of future ordinary share or ADS prices.

(2)	These incentive options were granted pursuant to Insignia’s 1995 Incentive Stock Option Plan for U.S. Employees. These options vest and become exercisable at the rate of 2.0833% of the shares for each full month that the optionee renders service to Insignia. The option exercise price is equal to the fair market value of Insignia’s ordinary shares on the date of grant and the options expire ten years from the date of grant, subject to earlier termination upon termination of employment.

(3)	These incentive options were granted pursuant to Insignia’s 1995 Incentive Stock Option Plan for U.S. Employees. These options vest and become exercisable as to 25% of the shares on the first anniversary of the date of the grant and thereafter at the rate of 2.0833% of the shares for each full month that the optionee renders service to Insignia. The option exercise price is equal to the fair market value of Insignia’s ordinary shares on the date of grant and the options expire ten years from the date of grant, subject to earlier termination upon termination of employment.

(4)	Mr. Davis resigned on May 31, 2006. Mr. Doshi resigned on February 10, 2006.

Aggregated Option Exercises in 2005 and Year-End Option Values

The following table sets forth certain information concerning the exercise of options by each of the Named Executive Officers during 2005, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable options to acquire shares as of December 31, 2005. Also reported are values of “in-the-money” options, which represents the positive spread between the respective exercise prices of outstanding options to acquire shares and $0.37 per share, which was the closing price of the ADSs as reported on the NASDAQ SmallCap Market on December 31, 2005.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money
	Acquired on	Value	Options at Year-End (#)		Options at Year-End ($)(2)
Name	Exercise (#)	Realized ($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Mark E. McMillan	—	—	805,333	204,167	—	—
Priyen Doshi(3)	—	—	43,250	104,167	—	—
Ian Anderson(4)	—	—	61,685	32,708	—	—

(1)	“Value Realized” represents the fair market value of the shares underlying the options on the date of exercise less the aggregate exercise price of the options.

(2)	For purposes of the table, all amounts in pounds sterling were converted to U.S. dollars using $1.89 per pound sterling, the exchange rate in effect as of December 31, 2005.

(3)	Mr. Doshi resigned from Insignia as of February 10, 2006.

(4)	Mr. Anderson resigned from Insignia on December 3, 2005.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

In connection with the termination of Richard M. Noling’s employment in February 2003, Insignia entered into a separation agreement with Mr. Noling pursuant to which Insignia agreed to pay as severance to Mr. Noling his regular monthly base salary for a six-month period, which severance would be reduced to 50% of his base salary in the event that Mr. Noling commenced new employment during such period. All stock options held by Mr. Noling will continue to vest for so long as he continues to serve as a member of the board of directors.

We have entered into a change of control severance agreement with Mark E. McMillan pursuant to which we will continue to pay his salary for up to six months if he is terminated in connection with a change of control of the Company.

On December 8, 2005, we entered into an employment offer letter with John Davis for the position of Vice President of Finance and Chief Financial Officer of the Company. Pursuant to his employment offer letter, in the event that Mr. Davis’ employment is terminated or he is demoted as a result of a change of control of the Company, he will be entitled to receive six months pay. In addition, Mr. Davis’ stock option for 400,000 shares granted to him upon commencement of employment will become fully vested in the event of Mr. Davis’ employment termination or demotion subsequent to a change of control of the Company. Mr. Davis resigned effective May 31, 2006.

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

With effect from April 1, 1997, Nicholas, Viscount Bearsted, Chairman of Insignia, entered into a Consulting Agreement with Insignia whereby he acts as consultant to Insignia providing advice and assistance as the Board may from time to time request. The agreement was amended April 20, 1998 and deleted his commitment to provide services to the Company and the Company’s commitment to pay him a minimum amount. He has agreed to remain available to perform services as requested by the Company. The agreement is terminable by either party upon six months’ advance written notice and by Insignia for cause at any time. In the event of any business combination resulting in a change of control of Insignia or in the event of disposal of a majority of the assets of Insignia, and termination or constructive termination of his consultancy, Viscount Bearsted will be entitled to receive an additional twenty-six weeks’ consultancy fees. No fees have been paid under this agreement in the past three fiscal years or in 2005.

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

Board Meetings and Committees

The Board met 16 times, including telephone conference meetings, during 2005. No director attended fewer than 81% of the aggregate of the total number of meetings of the Board (held during the period for which he was a director) and the total number of meetings held by all committees of the Board on which such director served (during the period that such director served).

The Board has determined that the following directors are “independent” under current NASDAQ Marketplace Rules: Nicholas, Viscount Bearsted, Vincent Pino and David Frodsham.

Standing committees of the Board include an Audit Committee and a Compensation Committee. The Board does not have a nominating committee or a committee performing similar functions.

Nicholas, Viscount Bearsted, Mr. Frodsham and Mr. Pino are the current members of the Audit Committee, which met 3 times during 2005. Mr. Pino is considered to be a financial expert under NASDAQ Marketplace Rules. The Audit Committee meets with Insignia’s independent registered public accounting firm to review the adequacy of Insignia’s internal control systems and financial reporting procedures; reviews the general scope of Insignia’s annual audit and the fees charged by the independent registered public accounting firm; reviews and monitors the performance of non-audit services by Insignia’s independent registered public accounting firm, reviews the fairness of any proposed transaction between any officer, director or other affiliate of Insignia and Insignia, and after such review, makes recommendations to the full Board; and performs such further functions as may be required by any stock exchange or over-the-counter market upon which Insignia’s shares may be listed.

Nicholas, Viscount Bearsted and Mr. Pino are the current members of the Compensation Committee. In 2004, the Compensation Committee consisted of John Fogelin and Vincent Pino. Nicholas, Viscount Bearsted was appointed to the Compensation Committee in April 2005, following Mr. Fogelin’s resignation in December 2004. The Compensation Committee met 1 time during 2005. The Compensation Committee recommends compensation for officers and employees of Insignia, grants options under Insignia’s employee option plans (other than grants to non-officers of options pursuant to guidelines established by the Board, which may be made by Nicholas, Viscount Bearsted, Insignia’s Chairman, and Mark E. McMillan, Insignia’s Chief Executive Officer) and reviews and recommends adoption of and amendments to share option and employee benefit plans.

Communications with Directors

Shareholders or other interested parties may communicate with any director or committee of the Board by writing to them c/o Audit Committee of the Board of Directors, Insignia Solutions plc, 51 East Campbell Avenue, Suite 130, Campbell, CA, USA 94538-3115, or by sending an e-mail to board@insignia.com. Comments or questions regarding the Company’s accounting, internal controls or auditing matters will be referred to members of the Audit Committee. Comments or questions regarding the nomination of directors and other corporate governance matters will be referred to members of the Board of Directors.

The Company has a policy of encouraging all directors to attend the annual shareholder meetings. One director attended our 2005 annual meeting of shareholders.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors makes all decisions involving the compensation of our executive officers. The Compensation Committee consists of the following non-employee directors: Vincent S. Pino and Nicholas, Viscount Bearsted. In 2004, the Compensation Committee consisted of John Fogelin and Vincent Pino. Nicholas, Viscount Bearsted was appointed to the Compensation Committee in April 2005, following Mr. Fogelin’s resignation in December 2004. In 2005, none of our executive officers served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2005, with respect to the beneficial ownership of Insignia’s ordinary shares by (i) each shareholder known by Insignia (based on filings with the Securities and Exchange Commission) to be the beneficial owner of more than 5% of Insignia’s ordinary shares, (ii) each director, (iii) each Named Executive Officer as of December 31, 2005, and (iv) all current directors and executive officers as a group. The address for each of the directors and officers of Insignia is: c/o Insignia Solutions Inc., 51 East Campbell Avenue, Suite 130, Campbell, California, 95008.

The percentage of shares beneficially owned is based on 42,897,776 ADSs (representing ordinary shares) outstanding as of December 31, 2005. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares subject to options that are currently exercisable or exercisable within 60 days of December 31, 2005 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership	Percent of Class

Fusion Capital Fund II LLC(1)	4,178,805	9.7%
222 Merchandise Mart Plaza, Suite 9-112 Chicago, IL 60654
Anders Furehed(2)	1,484,846	3.5%
Nicholas, Viscount Bearsted(3)	846,696	2.0%
Mark E. McMillan(4)	885,637	2.0%
Vincent S. Pino(5)	522,665	1.2%
Richard M. Noling(6)	671,505	1.5%
David G. Frodsham(7)	148,650	*
Priyen Doshi(8)	43,250	*
Ian Anderson(9)	61,685	*
All current directors and executive officers as group (6 persons)(10)	4,559,999	10.2%

*	Less than 1%

(1)	Does not include 2,397,031 ADSs issuable on exchange of preferred stock of Insignia Solutions Inc. (which number reflects accruable dividends at a rate of 15% per year compounded annually until June 30, 2007, at which time no further dividends will accrue) that was issued at the first closing of the private placement that took place on June 30, 2005 and a warrant issued at such closing to purchase 1,812,500 ADSs at an exercise price equal to the greater of the U.S. Dollar equivalent of 20.5 U.K. pence or U.S. $0.50 per share calculated upon exercise of such warrant. Also does not include a warrant issued in November 2005, as amended and reissued in March 2006, to purchase 562,500 ADSs at an exercise price equal to $0.35 per share, which was issued to Fusion Capital in connection with a loan by Fusion Capital to Insignia in the aggregate amount of $450,000. Also excludes up to $12 million of ADSs that may from time to time be sold and issued to Fusion Capital under the 2005 Fusion Capital securities subscription agreement and two warrants to purchase an aggregate of 4,000,000 ADSs issued to Fusion Capital under the 2005 Fusion Capital securities subscription agreement. In March 2006, Fusion Capital exercised such warrants with respect to 2,720,000 ADSs. Fusion Capital exercised a warrant to purchase 2,000,000 ADSs at $0.356 per share and a warrant to purchase 720,000 ADSs at $0.40 per share. Fusion Capital may not purchase shares under the 2005 Fusion Capital securities subscription agreement if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of our shares outstanding at the time of the purchase by Fusion Capital. If the 9.9% limitation is ever reached, we have the option to increase the limit above 9.9% upon twenty (20) trading days notice to Fusion Capital. Fusion Capital has the right at any time to sell any shares purchased under the 2005 Fusion Capital securities subscription agreement, which would allow it to avoid the 9.9% limitation. Steven G. Martin and Joshua B. Scheinfeld, the principals of Fusion Capital, are deemed to be beneficial owners of all of the shares owned by Fusion Capital. Messrs. Martin and Scheinfeld have shared voting and disposition power over the shares held by Fusion Capital.

(2)	Represents 1,484,846 shares issued to Mr. Furehed in connection with our acquisition of mi4e on March 16, 2005.

(3)	Includes 209,750 shares subject to options that are exercisable within 60 days after December 31, 2005.

(4)	Includes 805,333 shares subject to options that are exercisable within 60 days after December 31, 2005 and a warrant issued at the closing of the private placement that took place on October 18, 2004 to purchase 13,021 ADSs at an exercise price of $1.06 per share.

(5)	Includes 104,126 shares subject to options that are exercisable within 60 days after December 31, 2005.

(6)	Includes 659,517 shares subject to options that are exercisable within 60 days after December 31, 2005.

(7)	Includes 107,250 shares subject to options that are exercisable within 60 days after December 31, 2005.

(8)	Represents 43,250 shares subject to options that are exercisable within 60 days after December 31, 2005. Mr. Doshi resigned from Insignia as of February 10, 2006.

(9)	Represents 61,685 shares subject to options that are exercisable within 60 days after December 31, 2005. Mr. Anderson resigned from Insignia as of December 3, 2005.

(10)	Includes 1,885,976 shares subject to options exercisable within 60 days after December 31, 2005.

Equity Compensation Plan Information

The following table presents information as of December 31, 2005 with respect to equity compensation plans under which our ADSs may be issued upon the exercise of options. Each of these plans have been approved by our shareholders.

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available
	to be Issued	Weighted-Average	for Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a))

Equity compensation plans approved by security holders	24,542,417	$0.57	1,840,069
Equity compensation plans not approved by security holders	—	—	—
Total	24,542,417	$0.57	1,840,069

Item 13 — Certain Relationships and Related Transactions

At December 31, 2004, the Company had $190,000 of other receivables due from Fusion Capital relating to the purchase of ADSs under the 2002 Fusion Capital securities subscription agreement. This amount was received by the Company in January 2005. On February 9, 2005, Insignia and Fusion Capital entered into a mutual termination agreement pursuant to which the 2002 Fusion Capital securities subscription agreement was terminated.

On February 9, 2005, Insignia sold to Fusion Capital 3,220,801 ADSs at a purchase price of $0.40 per share, resulting in proceeds of approximately $1.3 million. These shares were issued to Fusion Capital in a private placement.

On February 10, 2005, Insignia entered into the 2005 Fusion Capital securities subscription agreement with Fusion Capital to sell up to $12 million in ADSs, representing ordinary shares, to Fusion Capital over a period of 30 months. The shares will be priced based on a market-based formula at the time of purchase. We only have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $1.00, in which case the daily amount may be increased under certain conditions as the price of our ADSs increases. In addition, Fusion Capital shall not have the right nor be obligated to subscribe for any ADSs on any trading days that the purchase price (as defined in the 2005 Fusion Capital securities subscription agreement) of our ADSs falls below $0.40 at any time during the trading day. We have not issued any ADSs to Fusion Capital under the 2005 Fusion Capital securities subscription agreement to date.

On March 16, 2005, we closed our acquisition of Mi4e. The consideration paid by the Company in the transaction was 3,959,588 ADSs. In addition, up to a maximum of 700,000 euros is payable in a potential earn out based on a percentage of future revenue collected from sales of existing Mi4e products. Anders Furehed, an indirect 50% shareholder of Mi4e who thus received 1,484,846 ADSs on the closing of the acquisition, became our senior vice president of European operations upon the closing.

On June 15, 2005, we entered into a license agreement with Insignia Chusik Hoesa (“Insignia Asia”), a Korean joint venture in which we own a 50% interest, for our OMC product with a total value of $187,500. Insignia Asia sublicensed the OMC product to Pantech, a Korean handset manufacture. The total amount of this invoice has been paid and the contract was taken as revenue in our quarter ended June 30, 2005.

On November 4, 2005, we issued a promissory note to Fusion Capital in the amount of $450,000 in connection with a loan by Fusion Capital to Insignia in the amount of $150,000 on September 22, 2005 and $300,000 on November 4, 2005. The annual interest rate of the loan is 17% on the outstanding balance computed on a basis of a 360-day year and the number of actual days lapsed. The maturity date of the loan is January 1, 2007. In connection with the loan, we issued to Fusion Capital a warrant to purchase 562,500 ADSs at a purchase price per share equal to the greater of the U.S. Dollar equivalent of 20.5 UK pence or U.S. $0.60, calculated upon exercise of such warrant. The warrant is exercisable immediately and expires on November 3, 2010. In March 2006, Insignia and Fusion Capital amended such warrant to reduce the exercise price to $0.35 per share. In addition, in March 2006, the promissory note to Fusion Capital in the amount of $450,000 was canceled, as Fusion Capital applied the outstanding principal balance plus unpaid accrued interest towards the exercise of warrants that were issued to Fusion Capital on February 10, 2005.

On December 12, 2005, Insignia Solutions, Inc., our subsidiary, loaned $50,000 to Insignia Asia, our Korean joint venture. The note is due in December 2006 and has a zero percent interest rate.

Item 14 — Principal Accountant Fees and Services

The aggregate fees billed by Burr, Pilger & Mayer LLP and their respective affiliates (collectively, “BPM”), our current independent public registered accounting firm, for professional services rendered for fiscal 2005 and 2004 are as follows:

	Total	Audit Fees	Tax Fees	All Other Fees

2005
BPM	$331,805	$311,805	$10,000	$10,000
MacIntyre Hudson	64,143	51,009	13,134	—
2004
BPM	$179,993	$125,955	$43,647	$10,391
MacIntyre Hudson	17,597	2,408	15,189	—

Fees for audit services include fees associated with the annual financial statement audit, the reviews of Quarterly Reports on Form 10-Q, and the audit of the interim six-month period ended June 30, 2005 and the related Form S-1 filing. Audit fees also include fees associated with a business acquisition, private placement/equity financings, and other SEC filings.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the Company’s independent public registered accounting firm. Each of the audit and permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee, other than de-minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements and Reports

The consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

2. Financial Statements Schedule

Schedule II — Valuation and Qualifying Accounts for the three years ended December 31, 2005 included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

All other financial statement schedules have been omitted because either the required information (i) is not present, (ii) is not present in amounts sufficient to require submission of the schedule or (iii) is included in the Consolidated Financial Statements and Notes thereto under Part II, Item 8 of this Annual Report on Form 10-K.

3. Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 6, 2006.

INSIGNIA SOLUTIONS PLC

By:	/s/ MARK E. MCMILLAN
Mark E. McMillan
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark E. McMillan as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Insignia Solutions plc, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ MARK E. MCMILLAN Mark E. McMillan	Chief Executive Officer, President and a Director (Principal Executive Officer, Director, Principal Financial Officer and Principal Accounting Officer)	July 6, 2006

Additional Directors:

/s/ NICHOLAS, VISCOUNT BEARSTED Nicholas, Viscount Bearsted	Director	July 6, 2006

/s/ VINCENT S. PINO Vincent S. Pino	Director	July 6, 2006

/s/ DAVID G. FRODSHAM David G. Frodsham	Director	July 6, 2006

/s/ RICHARD M. NOLING Richard M. Noling	Director	July 6, 2006

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Title

3	.02(1)	Registrant’s Articles of Association.

3	.04(1)	Registrant’s Memorandum of Association.

4	.01(1)	Form of Specimen Certificate for Registrant’s Ordinary Shares.

4	.02(2)	Deposit Agreement between Registrant and The Bank of New York.

4	.03(2)	Form of American Depositary Receipt (included in Exhibit 4.02).

4	.04(3)	American Depositary Shares Purchase Agreement dated January 5, 2004.

4	.05(3)	Registration Rights Agreement dated January 5, 2004.

4	.06(3)	Form of Warrant to Purchase American Depositary Shares dated January 5, 2004 and issued to the purchasers of American Depositary Shares.

4	.07(3)	Form of Warrant to Purchase American Depositary Shares dated January 5, 2004 and issued to the principals of Nash Fitzwilliams, Ltd., as placement agent.

4	.08†	Warrant dated February 10, 2005 (reissued on March 15, 2006) and issued to Fusion Capital Fund II, LLC.

4	.09†	Warrant dated November 4, 2005 (reissued on March 15, 2006) and issued to Fusion Capital Fund II, LLC.

4	.10†	Form of Warrant to Purchase American Depositary Shares dated July 18, 2005, issued to certain investors pursuant to the American Depositary Shares Purchase Agreement between the Registrant and the Purchasers, as defined therein, dated October 18, 2004.

10	.01(1)***	Registrant’s 1986 Executive Share Option Scheme, as amended, and related documents.

10	.02(1)***	Registrant’s 1988 U.S. Stock Option Plan, as amended, and related documents.

10	.03(5)***	Registrant’s 1995 Incentive Stock Option Plan for U.S. Employees and related documents, as amended.

10	.05(1)***	Insignia Solutions Inc. 401(k) Plan.

10	.06(1)***	Registrant’s Small Self-Administered Pension Plan Definitive Deed and Rules.

10	.14(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10	.28(6)***	Registrant’s U.K. Employee Share Option Scheme 1996, as amended.

10	.34(3)***	Consulting Agreement effective April 1, 1997 between Registrant and Nicholas, Viscount Bearsted.

10	.38(7)	Lease Agreement between Insignia Solutions, Inc. and Lincoln-Whitehall Pacific, LLC, dated December 22, 1997.

10	.42(5)***	Registrant’s 1995 Employee Share Purchase Plan, as amended.

10	.44(8)	Lease agreement between Registrant and Comland Industrial and Commercial Properties Limited dated August 12, 1998 for the Apollo House premises and the Saturn House premises.

10	.62(9)	Warrant Agreement, dated as of November 24, 2000, between Registrant and Jefferies & Company, Inc.

10	.63(10)	Form of ADSs Purchase Warrant issued November 24, 2000.

10	.64(11)	ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated November 24, 2000.

10	.67(12)	Warrant Agreement, dated as of February 12, 2001, between Registrant and Jefferies & Company, Inc.

10	.68(13)	Form of ADSs Purchase Warrant issued February 12, 2001.

10	.69(14)	ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated February 12, 2001.

10	.85(15)**	Warrant Agreement between the Registrant and International Business Machines Corporation dated November 24, 2003.

Exhibit
Number		Exhibit Title

10	.87(16)	American Depositary Shares Purchase Agreement between the Registrant and the Purchasers, as defined therein, dated October 18, 2004 (the “October 2004 ADS Purchase Agreement”).

10	.88(16)	Form of Warrant issued to Purchasers, as defined in the October 2004 ADS Purchase Agreement.

10	.89(16)	Registration Rights Agreement between the Registrant and the Purchasers, as defined in the October 2004 ADS Purchase Agreement, dated October 18, 2004.

10	.90(17)	Stock Purchase and Sale Agreement dated February 9, 2005 between, among others, the Registrant, Kenora Ltd and the Sellers (as defined therein).

10	.91(18)	Securities Subscription Agreement by and between the Registrant and Fusion Capital Fund II, LLC dated February 10, 2005.

10	.92(18)	Registration Rights Agreement by and between the Registrant and Fusion Capital Fund II, LLC dated February 10, 2005.

10	.93(18)	Warrant, dated as of February 10, 2005, by and between the Registrant and Fusion Capital Fund II, LLC.

10	.94(18)	Warrant, dated as of February 10, 2005, by and between the Registrant and Fusion Capital Fund II, LLC.

10	.96(19)	Termination and Waiver Agreement dated June 30, 2004 between the Registrant and Esmertec A.G.

10	.97(20)	Registration Rights Agreement, dated March 16, 2005, between the Registrant, Noel Mulkeen and Anders Furehed.

10	.98(21)	Agreement, dated May 21, 2005, amending the Securities Subscription Agreement by and between the Registrant and Fusion Capital Fund II, LLC dated February 10, 2005 and related warrants.

10	.99(22)	Form of Securities Subscription Agreement, dated as of June 30, 2005, by and among the Registrant, Insignia Solutions Inc. and the investors in the closings of the private placement that took place on June 30, 2005 and July 5, 2005 (the “June/July 2005 Private Placement”).

10	.100(23)	Form of Warrant, dated as of June 30, 2005, issued by the Registrant to each of the investors in the June/July 2005 Private Placement.

10	.101(24)	Form of Registration Rights Agreement, dated as of June 30, 2005, by and between the Registrant and each of the investors in the June/July 2005 Private Placement.

10	.102(25)	Agreement, dated June 30, 2005, amending the Securities Subscription Agreement by and between the Registrant and Fusion Capital Fund II, LLC dated February 10, 2005.

10	.103(26)	Agreement, dated August 31, 2005, amending the Securities Subscription Agreement by and between the Registrant and Fusion Capital Fund II, LLC dated February 10, 2005.

10	.104(31)***	Employment Offer Letter between the Registrant and Richard Noling dated September 14, 2005.

10	.105(31)	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated October 3, 2005.

10	.106(27)***	Employment Offer Letter between the Registrant and John Davis dated November 21, 2005.

10	.107(28)	Securities Subscription Agreement, dated as of December 29, 2005, by and among the Registrant, Insignia Solutions Inc. and the investors in the private placement that took place on December 29, 2005 (the “December 2005 Private Placement”).

10	.108(29)	Form of Warrant, dated as of December 29, 2005, issued by the Registrant to each of the investors in the December 2005 Private Placement.

10	.109(30)	Registration Rights Agreement, dated as of December 29, 2005, by and between the Registrant and each of the investors in the December 2005 Private Placement.

14	.01†	Code of Ethics.

21	.01†	Subsidiaries of the Registrant.

23	.01†	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.

24	.01†	Power of Attorney (included on signature page).

Exhibit
Number		Exhibit Title

31	.01†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.01†*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	.01†	Press release dated November 10, 2005.

†	Filed or furnished herewith.

*	This exhibit is being furnished, rather than filed, as shall not be deemed to be incorporated by reference into any filing of the Registrant, in accordance with Item 601 of Regulation S-K.

**	Confidential treatment has been granted with respect to certain portions of this agreement. Such portions were omitted from this filing and filed separately with the Securities and Exchange Commission.

***	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibit of the same number from Registrant’s Registration Statement on Form F-1 (File No. 33-98230) declared effective by the Commission on November 13, 1995.

(2)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(3)	Incorporated by reference to the exhibit of the same number from Registrant’s Registration Statement on Form S-3 (File No. 333-112607) filed on February 9, 2004.

(4)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(5)	Incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(6)	Incorporated by reference to Exhibit 4.05 from Registrant’s Registration Statement on Form S-8 (File No. 333-51760) filed on December 13, 2000.

(7)	Incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(8)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(9)	Incorporated by reference to Exhibit 10.53 from Registrant’s Current Report on Form 8-K filed on November 29, 2000.

(10)	Incorporated by reference to Exhibit 4.11 from Registrant’s Current Report on Form 8-K filed on November 29, 2000.

(11)	Incorporated by reference to Exhibit 4.12 from Registrant’s Current Report on Form 8-K filed on November 29, 2000.

(12)	Incorporated by reference to Exhibit 10.55 from Registrant’s Current Report on Form 8-K filed on February 15, 2001.

(13)	Incorporated by reference to Exhibit 4.13 from Registrant’s Current Report on Form 8-K filed on February 15, 2001.

(14)	Incorporated by reference to Exhibit 4.14 from Registrant’s Current Report on Form 8-K filed on February 15, 2001.

(15)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(16)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on October 22, 2004.

(17)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on February 10, 2005 (Items 1.01 and 9.01).

(18)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on February 10, 2005 (Items 1.01, 1.02 and 9.01).

(19)	Incorporated by reference to Exhibit 10.87 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(20)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on March 22, 2005, as amended on July 1, 2005.

(21)	Incorporated by reference to Exhibit 10.97 from Registrant’s Current Report on Form 8-K filed on May 20, 2005.

(22)	Incorporated by reference to Exhibit 10.01 from Registrant’s Current Report on Form 8-K filed on July 7, 2005.

(23)	Incorporated by reference to Exhibit 10.02 from Registrant’s Current Report on Form 8-K filed on July 7, 2005.

(24)	Incorporated by reference to Exhibit 10.03 from Registrant’s Current Report on Form 8-K filed on July 7, 2005.

(25)	Incorporated by reference to Exhibit 10.04 from Registrant’s Current Report on Form 8-K filed on July 7, 2005.

(26)	Incorporated by reference to Exhibit 10.01 from Registrant’s Current Report on Form 8-K filed on September 7, 2005.

(27)	Incorporated by reference to Exhibit 10.01 from Registrant’s Current Report on Form 8-K filed on December 12, 2005.

(28)	Incorporated by reference to Exhibit 10.01 from Registrant’s Current Report on Form 8-K filed on January 4, 2006.

(29)	Incorporated by reference to Exhibit 10.02 from Registrant’s Current Report on Form 8-K filed on January 4, 2006.

(30)	Incorporated by reference to Exhibit 10.03 from Registrant’s Current Report on Form 8-K filed on January 4, 2006.

(31)	Incorporated by reference to the exhibit of the same number from Registrant’s Registration Statement on Form S-1 filed on February 14, 2006.