Form 10-K
period 2007-12-31
INSIGNIA SOLUTIONS PLC
filed 2008-12-23
CIK 1002390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2006 and December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number 0-27012

Insignia Solutions plc
(Exact name of Registrant as specified in its charter)

England and Wales	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

7575 E. Redfield Road
Suite 201
Phoenix, AZ 85260

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $510,000 as of the last business day of the registrant’s most recently completed third fiscal quarter, based upon the closing sale price on the Pink Sheets reported for such date. Ordinary shares held by each officer and director and by each person who owns 10% or more of the outstanding ordinary share capital have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 15, 2008, there were 50,888,247 ordinary shares of 1p each nominal value outstanding.

TABLE OF CONTENTS [Pagination to be revised]

PART I

Forward-Looking Information

Unless otherwise indicated, the terms “Insignia,” the “Company,” “we,” “us,” and “our” refer to Insignia Solutions plc and its subsidiaries. In this Annual Report on Form 10-K, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the forward-looking information. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto.

The statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “could,” “is likely,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Item 1 — Business

Company and Product Overview

Insignia Solutions plc (“we”, “us”, “our” “Insignia”, or the “Company”) was incorporated under the laws of England and Wales on November 20, 1985 under the name Diplema Ninety Three Limited. We changed our name to Insignia Solutions Limited on March 5, 1986 and commenced operations on March 17, 1986 until April 4, 2007 developed, marketed and supported software technologies that enabled mobile operators and phone manufacturers to update, upgrade and configure the firmware of mobile devices using standard over-the-air (“OTA”) data networks. Before 2003, our principal product line was the Jeodetmplatform, based on our Embedded Virtual Machinetm(“EVM”) technology. The Jeodetmplatform was our implementation of Sun Microsystems, Inc.’s (“Sun”) Java® technology tailored for smart devices. During 2001, we began development of a range of products (“Secure System Provisioning” or “SSP” products and renamed in 2005 “Device Management Suite” or “IDMS” and “Open Management Client” or “OMC”) for the mobile phone and wireless operator industry. The IDMS and OMC products allowed wireless operators and phone manufacturers to reduce customer care and software recall costs, as well as increase subscriber revenue by automatically configuring mobile phones to support existing mobile data services and deploy new mobile services based on dynamically provisional capabilities. During 2007, we owned the following subsidiaries:

•	Jeode, Inc.
•	Insignia Solutions Chusic Hoese
•	Emulation Technologies, Inc.
•	Insignia Solutions International Ltd
•	Insignia Solutions France
•	Insignia Solutions Foreign Sales Inc.
•	Jeode, Ltd.
•	Kenora, Ltd
•	Insignia Solutions AB
•	Korroga Technologies Ltd

We shipped our first mobile device management product in December 2003. In March 2005, we closed our acquisition of Mi4e Device Management AB (“Mi4e”), a private company headquartered in Stockholm, Sweden. Its main product, a Device Management Server (“DMS”), is a mobile device management infrastructure solution for mobile operators that supports the Open Mobile Alliance (“OMA”) Client Provisioning Specification.

On February 11, 2007, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Smith Micro Software, Inc. (“Smith Micro” or “SMSI”), pursuant to which Smith Micro agreed to acquire substantially all of our assets (the “Acquisition”). The Acquisition was consummated on April 4, 2007. The aggregate consideration for the Acquisition was $18.575 million, consisting of:

•	$12.5 million in cash;
•	forgiveness of all indebtedness payable by us under the Promissory Note (the principal amount of which was $2.0 million on the closing date of the Acquisition), and
•
a cash sum equal to the difference of $2.575 million less the dollar amount of the Employee Liabilities (as defined in the Asset Purchase Agreement) assumed by Smith Micro at closing; provided that Smith Micro shall be entitled to withhold $500,000 of this amount until Insignia delivers to Smith Micro Insignia’s audited financial statements (including the opinion of Insignia’s independent accountants) as of and for the year ended December 31, 2006. We delivered the audited financial statements for the year ended December 31, 2006 subsequent to the sale date.

As a result of the Acquisition, until June 23, 2008, we had limited business operations, and our activities consisted of planning for either a liquidation or a merger with an operating company.  On June 23, 2008 we entered into a merger with an operating company - see “Item 9B – Other Information – Merger with Dollar Days International, Inc.”

In 2007 we maintained various subsidiaries in Korea, UK, France, Barbados, Hong Kong and Sweden that were created to support or conduct our software business.  As a result of the Acquisition, these subsidiaries now only conduct minor compliance related activities.  We are currently evaluating our corporate structure and intend to dissolve those entities that are no longer relevant to the conduct of our business

The Company held various patents and trademarks domestically and internationally in connection with its software products.  Substantially all intellectual property was transferred to SMSI per the Asset Purchase Agreement.

Research and Development

In 2007 and 2006, we spent approximately $0.4 million and $2.5 million, respectively, on research and development. Since April 4, 2007, we have not conducted any research and development activities.

Sales and Marketing

Prior to April 4, 2007, we were selling and marketing our products to mobile operators and device manufacturers worldwide through direct and indirect channels using a distributed sales force consisting of direct sales representatives and sales engineers. Our indirect sales channels included distributors and OEMs. In 2007 and 2006, indirect sales channels represented 59%, and 30% of net revenues, respectively.  We have had no sales activities since April 4, 2007.

Competition

The market for IDMS and OMC products is fragmented and highly competitive. This market is also rapidly changing, and there are many companies creating products that competed with ours. Our main competitors included Bitfone, InnoPath, Red Bend, mFormation, Smarttrust and Swapcom.  As of April 4, 2007, we exited this market and no longer compete with these entities.

During the year ended December 31, 2006, two customers accounted for approximately 53% of our revenues.  For the year ended December 31, 2007, one customer generated approximately 45% of our revenues.

Employees

As of December 31, 2006, we employed or contracted with 29 full-time persons, of which 8 were located in the United States, 15 were located in Europe (primarily in Sweden) and 6 were located in South Korea. Of these 29 individuals, 15 were in sales and marketing, 7 in research and development and 7 in administration and finance. Several of our Swedish employees were represented by labor unions.   From April 4, 2007 through December 31, 2007, we had one full-time employee, George Monk.  We believe our employee relations were good. We experienced no work stoppages. We expect that subsequent to the merger with Dollar Days International, Inc., we will employ additional staff.

Governmental Regulations

We were subject to government regulations in the European Union, Sweden, France, United Kingdom, Korea and the United States during the years ended December 31, 2006 and 2007.  Following the Acquisition and prior to the merger with Dollar Days International, Inc., we had limited business operations, and our principal governmental regulations were our SEC and United Kingdom filing requirements.

Facilities

Our principal executive offices in the United States are located at 7575 East Redfield Road, Suite 201, Scottsdale, AZ 85260. Our telephone number at that location is (480) 922-8155. Our registered office in the United Kingdom is located at The Estate Office, Farley Hall, Castle Road, Farley Hill, Berks. RG7 1UL. Our telephone number at that location is 011-44-118-973-0047.

Item 1A – Risk Factors

Not applicable

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

In March 2006, we relocated our headquarters and principal management facility to Campbell, California. In connection with the sale of substantially all of our assets in April 2007, Smith Micro assumed our lease obligations in Campbell, California, Stockholm, Sweden and in Seoul, South Korea, and contracted to allow us to occupy an office in the Campbell facility.  We no longer utilize the Campbell facility and subsequent to the merger with Dollar Days International, Inc.,,we relocated our headquarters to Scottsdale, AZ.  For a discussion of the merger with Dollar Days International, Inc., see “Item 9B – Other Information – Merger with Dollar Days International, Inc.”.

On April 26, 2006 we entered into a sub-lease agreement for our United Kingdom office in High Wycombe, United Kingdom with Norwest Holt Limited. The assigned lease was a 15 year lease originally signed on April 12, 1998 with an annual rent of 105,000 British Pounds that is subject to periodic price adjustments.

Item 3 — Legal Proceedings

None.

Item 4 — Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Ordinary Shares

Our American Depositary Shares (“ADSs”), each representing one ordinary share of 1 pence nominal value, have been traded under the symbol “INSGY” from Insignia’s initial public offering in November 1995 to December 24, 2000. Since December 24, 2000, our ADSs have traded under the symbol “INSG”, except between November 25, 2005 to December 21, 2005 when our trading symbol changed to “INSGE” due to a filing delinquency. Our stock traded on the NASDAQ National Market from November 1995 to January 2003, and then traded on the NASDAQ SmallCap Market until April 24, 2006. Our trading symbol changed to “INSGY” on April 25, 2006. Quotations for our stock currently appear in the National Daily Quotations Journal, often referred to as the “pink sheets”, where subscribing dealers can submit bid and ask prices on a daily basis. The following table sets forth, for the periods indicated, the high and low sales prices for our ADSs as reported by the NASDAQ National Market or NASDAQ SmallCap Market, or on the “pink sheets”, as applicable:

	2007 Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31
Quarterly per share stock price:
High	$0.08	$0.08	$0.09	$0.13
Low	$0.06	$0.06	$0.06	$0.05

	2006 Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31
Quarterly per share stock price:
High	$0.16	$0.23	$0.36	$0.42
Low	$0.08	$0.10	$0.08	$0.32

As of December 31, 2007 and September 30, 2008, our transfer agents reported there were approximately 226 holders of record of our ordinary shares and ADSs. In addition we believe a substantial number of holders of ADSs are held in nominee or street name by brokers.

Dividends

We have not declared or paid any cash dividends on our ordinary shares, and our present policy is to retain earnings for use in our business. Any payment of dividends would be subject, under English law, to the Companies Act 1985, and to our Memorandum and Articles of Association, and may only be paid from our retained earnings, determined on a pre-consolidated basis. As of December 31, 2006, we had an accumulated deficit of approximately $89.9 million. As of December 31, 2007, we had an accumulated deficit of approximately $81.0 million, and accordingly, we do not expect to have funds legally available to pay dividends on our ordinary shares for the foreseeable future.

Stock Option Plans

We have four stock option plans, which provide for the issuance of stock options to employees and outside consultants of Insignia to purchase ordinary shares. At December 31, 2007 and 2006 approximately 3,199,000 and 2,058,000 ordinary shares were available for future grants of stock options, respectively. Stock options are generally granted at prices of not less than 100% of the fair market value of the ordinary shares on the date of grant. Options granted under our option plans generally vest over a four year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date.

The following table summarizes our stock option activity (in thousands, except per share data):

	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	4,436,631	$1.39	5.7
Granted	2,290,000	0.20
Exercised	-	-
Lapsed	(2,796,728)	0.99
Outstanding at December 31, 2006	3,929,903	0.86	7.7	$-
Granted	600,000	0.12
Exercised	-	-
Lapsed	(1,741,527)	1.82
Outstanding at December 31, 2007	2,788,376	0.90	6.8	$-

Exercisable at December 31, 2007	1,713,376	$1.34	5.6	$-

Item 6 — Selected Unaudited Quarterly Financial Data

The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2007, and 2006 and the consolidated balance sheet data as of December 31, 2007 and 2006 are derived from our audited financial statements that are included elsewhere in this Report. The historical quarterly results presented below are not necessarily indicative of the results to be expected for any future fiscal year. In the opinion of our management, the quarterly information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	31-Dec	30-Sep	30-Jun	31-Mar
	(Unaudited, in thousands, except per share amounts)
2007
Revenues	$-	$-	$-	$883
Gross profit	-	-	-	657
Gain on sale of assets		-	13,132	-
Net income (loss)	(213)	(179)	11,619	(1,793)
Net income (loss) loss attributable to ordinary shareholders	(213)	(179)	11,132	(1,793)
Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$0.22	$(0.04)
2006
Revenues	$1,353	$258	$669	$558
Gross profit	1,175	74	478	428
Net loss	(600)	(1,705)	(2,328)	(2,353)
Net loss attributable to ordinary shareholders	(715)	(1,820)	(2,428)	(2,427)
Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.05)	$(0.05)

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

Overview

We commenced operations in 1986 and until April 4, 2007 developed, marketed and supported software technologies that enabled mobile operators and phone manufacturers to update, upgrade and configure the firmware of mobile devices using standard OTA data networks. Before 2003, our principal product line was the Jeodetmplatform, based on our EVM technology. The Jeode platform was our implementation of Sun’s Java® technology tailored for smart devices. During 2001, we began development of a range of products (“Secure System Provisioning” or “SSP” products and renamed in 2005 “Device Management Suite” or “IDMS” and “Open Management Client” or “OMC”) for the mobile phone and wireless operator industry. The IDMS and OMC products allowed wireless operators and phone manufacturers to reduce customer care and software recall costs, as well as increase subscriber revenue by automatically configuring mobile phones to support existing mobile data services and deploy new mobile services based on dynamically provisional capabilities.

We shipped our first mobile device management product in December 2003. In March 2005, we closed our acquisition of Mi4e, a private company headquartered in Stockholm, Sweden. Its main product, a DMS, is a mobile device management infrastructure solution for mobile operators that supports the OMA Client Provisioning Specification. In April 2007, we sold substantially all of our assets to Smith Micro Software, Inc. As of December 31, 2007, we had no ongoing revenue generating operations.

Sale of Assets to Smith Micro Software, Inc.

On February 11, 2007, we entered into the Asset Purchase Agreement whereby, among other things, we agreed to indemnify Smith Micro against any and all claims and losses incurred or suffered by Smith Micro as a result of, among other things, any inaccuracy of any representation or warranty of the Company contained in the Asset Purchase Agreement for a period of one year, subject to a cap on our indemnity obligation of $5 million. The Acquisition was consummated on April 4, 2007.  Under the terms of the Asset Purchase Agreement, the aggregate consideration for the Acquisition was $18.575 million, consisting of:

•	$12.5 million in cash;
•	forgiveness of $2.0 million of indebtedness payable by Insignia to Smith Micro under a December 2006 Promissory Note, and
•
a cash sum equal to the difference of $2.575 million less the dollar amount of the Employee Liabilities (as defined in the amended Asset Purchase Agreement) assumed by Smith Micro; provided that Smith Micro shall be entitled to withhold $0.5 million of this amount until Insignia delivers to Smith Micro Insignia’s audited financial statements (including the opinion of Insignia’s independent accountants) as of and for the year ended December 31, 2006.

Smith Micro held back $1.5 million of the Acquisition consideration for twelve months as security for satisfaction of our indemnification obligations under the Asset Purchase Agreement, as amended.  We and Smith Micro subsequently reached a settlement agreement and agreed to release all claims against each other pursuant to the Asset Purchase Agreement.

Since the April 2007 sale of substantially all of our assets, we have not generated any revenues from operations.  Through December 31, 2007, we operated as a holding company with limited operating activities and our operations generally consist of administrative expenses related to maintaining our corporate structure.

International

Our operations outside of the United States were primarily in the United Kingdom, Korea and Sweden. Sales to customers outside the United States represented 74% and 88% of total revenues in 2007 and 2006, respectively. The operating expenses of our operations outside the United States related primarily to our research and development and international sales activities. These do not fluctuate in direct proportion to revenues, and are also exposed to fluctuations in exchange rates. We did not enter into any currency option hedge contracts in 2007 or 2006.

In 2007 we maintained various subsidiaries in Korea, UK, France, Barbados, Hong Kong and Sweden that were created to support or conduct our software business.  As a result of the Acquisition, these subsidiaries are either dormant or are conducting minor compliance related activities.  We are currently evaluating our corporate structure and intend to close those entities that are no longer relevant to the conduct of our business

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. These estimates affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. By their nature, these judgments are subject to an inherent degree of uncertainty. The most significant estimates and assumptions are itemized below. Actual amounts could differ from these estimates.

Revenue recognition

As of December 31, 2007, we had no revenue generating operations.  Any resumption of revenue generating activities will result in us evaluating those activities in accordance with applicable standards of generally accepted accounting principles.

Our previous revenue generating activities during 2006 and 2007 are recognized in accordance with Statement of Position 97-2 “Software Revenue Recognition”, as amended (“SOP 97-2”).  SOP 97-2 requires that four basic criteria must be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services rendered; 3) the fee is fixed or determinable; and 4) collectibility is probable.

For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocated revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we deferred revenue equivalent to the fair value of the undelivered elements. Our arrangements did not generally include acceptance clauses. However, if an arrangement included an acceptance provision, recognition occurred upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

Accounts receivable and allowance for doubtful accounts

The preparation of financial statements requires us to make estimates of the collectibility of our accounts receivable. To evaluate the adequacy of the allowance for doubtful accounts, we specifically analyze accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms.  Substantially all of our trade accounts receivable were sold to Smith Micro on April 4, 2007.  At December 31, 2007 and 2006 the balance of the allowance for doubtful accounts was $0 and $100,000, respectively.

Goodwill and intangible assets

Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and the assumed liabilities. Acquired assets and liabilities are recorded based on an estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets are comprised of customer relationships and technology and are being amortized using the straight-line method over the estimated useful lives of ten and five years, respectively. For intangible assets other than goodwill, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We are required to test goodwill for impairment at least annually and more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable. We have determined that our consolidated results comprise one reporting unit for the purpose of impairment testing.

As of December 31, 2006, we performed our test for impairment of goodwill as required by Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). We completed our evaluation and concluded that goodwill was not impaired as of December 31, 2006 as the fair value of Insignia’s equity securities exceeded its carrying value. The amount of goodwill as of December 31, 2007 and 2006 was $0 and $1.1 million, respectively, and was included as a component of the sale transaction with Smith Micro.

Property and equipment

Property and equipment is recorded at cost, or if leased, at the lesser of the fair value or present value of the minimum lease payments, less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives which range from three to four years, or the lease term if shorter. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation were relieved from the accounts and the net gain or loss was included in the determination of income (loss). Improvements that extend the life of a specific asset are capitalized while normal repairs and maintenance costs are charged to operations as incurred.  The amount of property and equipment, net as of December 31, 2007 and 2006 is $0 and $102,000, respectively.  Substantially all of our property and equipment was sold to Smith Micro.

Impairment of long-lived assets

We evaluated our long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicated the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows. We have not identified any such impairment losses in the years ended December 31, 2007 or 2006.

Foreign currency translation

Our functional currency for our non-U.S. operations is the U.S. dollar. Certain monetary assets and liabilities of the non-U.S. operating companies are denominated in local currencies (i.e. not the U.S. dollar). Upon a change in the exchange rate between the non-U.S. currency and the U.S. dollar, we must remeasure the local non-U.S. denominated assets and liabilities to avoid carrying unrealized gains or losses on our consolidated balance sheet. Non-U.S. dollar denominated monetary assets and liabilities are remeasured using the exchange rate in effect at the balance sheet date, while nonmonetary items are remeasured at historical rates. Revenues and expenses are translated at the average exchange rates in effect during each period, except for those expenses related to balance sheet amounts, which are translated at historical exchange rates. Remeasurement adjustments and transaction gains or losses are recognized in the statement of operations during the period of occurrence. During our early years of existence, we used the pound sterling as the functional currency for our non-U.S. operations. Accordingly, translation gains and losses recognized during such periods have been included in the accumulated other comprehensive loss account. Foreign exchange transaction gains (losses) included in other income (expense), net on the consolidated statements of operations is $73,000 and ($255,000) in 2007 and 2006, respectively.

As the Company sold substantially all of its foreign assets and no longer generates revenue through foreign operations, the Company has reclassified amounts previously classified as Other Comprehensive Loss to current year other income and expense.

Software development costs

Prior to 2006, we capitalized internal software development costs incurred after technological feasibility has been demonstrated. We defined establishment of technological feasibility as the completion of a working model. Such capitalized amounts were amortized commencing with the introduction of that product at the greater of the straight-line basis utilizing its estimated economic life, generally six months to one year, or the ratio of actual revenues achieved to the total anticipated revenues over the life of the product. At December 31, 2007 and 2006, no software development costs were capitalized.  At December 31, 2007, we had no ongoing software development activities.

Research and development

We expensed the cost of research and development as incurred. Research and development expenses consisted primarily of personnel costs, overhead costs relating to occupancy, software support and maintenance and equipment depreciation.  Our research and development activities were sold to Smith Micro in April 2007 and at December 31, 2007, we had no ongoing research and development activities.

Stock-based compensation

We used the Black-Scholes option pricing model to estimate the fair value of stock options and employee stock purchase plan shares. The fair value of equity-based payment awards on the date of grant was determined by an option-pricing model using a number of complex and subjective variables. These variables included expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Estimated volatility of our ordinary shares for new grants was determined based on the historical volatility of our stock price. The expected term was determined using the simplified method outlined in Staff Accounting Bulletin No. 107. The risk-free interest rate used in the option valuation model is from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the option valuation model. In accordance with Statement of Financial Accounting Standards No. 123 (revised) (“SFAS 123(R)”), we estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from those estimates. We used historical data to estimate option forfeitures and record equity-based compensation expense only for those awards that were expected to vest. All equity-based payment awards granted after January 1, 2006 were amortized on a straight-line basis, net of expected forfeitures, over the vesting periods.

The assumptions used to value equity-based payments were as follows:

	Year ended December 31,
	2007	2006
Option Plans:
Expected Dividends	None	None
Expected term	4 years	6.08 years
Risk free interest rate	4.5%	4.5-6.0%
Expected volatility rate	424%	129-287%

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

Results of Operations

Revenue

Revenues decreased from $2.8 million during the year ended December 31, 2006 to $0.9 million during the year ended December 31, 2007, or 69%.  This decrease was due to the sale of substantially all revenue generating operations to Smith Micro on April 4, 2007.  Since that time, we have not had any revenue generating activities.

Cost of revenues and gross margin

Cost of revenues include the cost of software licenses paid to third parties, amortization of intangibles, and personnel and overhead costs.  Gross margins for the years ended December 31, 2007 and 2006 were 74% and 76%, respectively.

Operating expenses

Sales and marketing

Sales and marketing expenses decreased approximately 79% from $2.2 million for the year ended December 31, 2006 to $0.5 million during the year ended December 31, 2007.  This is due to the asset sale to Smith Micro on April 4, 2007 and the cessation of sales and marketing activities at that time.

Research and development

Our research and development operations were sold to Smith Micro on April 4, 2007 resulting in an approximately 86% reduction in costs from $2.5 million for the year ended December 31, 2006 to $0.4 million during the year ended December 31, 2007.

General and administrative

General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems, and general management.

General and administrative expenses increased approximately 13% from 2006 to 2007, from $3.1 million to $3.6 million.  This was primarily due to increases in our professional services expenditures and transaction costs incurred related to the Smith Micro transaction.

Amortization of intangible assets

Amortization of intangible assets decreased approximately 75% as substantially all our intangible assets were sold to Smith Micro on April 4, 2007.  We no longer hold any intangible assets.

Interest income (expense), net

We incurred approximately $153,000 of net interest expense during the year ended December 31, 2006 and generated approximately $180,000 of net interest income for the year ended December 31, 2007.  This was due to our increased liquidity and cash holdings as a result of the Smith Micro transaction and reduction in on-going debt due to payments made after the Smith Micro transaction.
.
Other income (expense), net

Other income (expense) increased from approximately $368,000 of expenses during the year ended December 31, 2006 to approximately $742,000 of expenses during the year ended December 31, 2007. This is primarily due to $250,000 in costs incurred related to cancellation of a joint venture and $461,000 write off of other comprehensive loss due to foreign currency exchange.

Gain on sale of assets

 We recognized a $13.1 million gain on the sale of assets in 2007 consisting of cash proceeds of $15.0 million and assumed liabilities of $2.1 million, offset by asset values of $3.4 million and $0.5 million related to a settlement agreement with Smith Micro.  There were no gains from asset sales in 2006.

Liquidated damages on subsidiary preferred stock

 We recognized a charge of approximately $680,000 in 2006 related to liquidated damages for which we were liable under the liquidated damages clause of the underlying preferred stock agreements.  In 2007, we reached a settlement with preferred stockholders to reduce the amount of liquidated damages to $66,000 and as a result, recorded a gain of $614,000.

Liquidity and capital resources

At December 31, 2006, we had cash, cash equivalents and restricted cash totaling $361,000, total current assets of $1,402,000 and total current liabilities of $6,410,000. Based upon our forecast and estimates at December 31, 2006, we determined that our forecasted cash and cash equivalents would not be sufficient to meet our operating and capital requirements for the next twelve months.

At December 31, 2006 we had a $750,000 loan outstanding under a bridge loan agreement with Smith Micro. In the first quarter of 2007 we borrowed an additional $1.25 million under this agreement.

On April 4, 2007, we sold substantially all of our assets and operations to Smith Micro for cash proceeds of $15.0 million and assumed liabilities of $2.1 million, offset by net asset values of $3.4 million and $0.5 million related to an additional settlement.

At December 31, 2007, we had cash and cash equivalents totaling $5.3 million total current assets of $5.4 million and total current liabilities of $0.9 million. The cash balance represents the remainder of the proceeds of the Acquisition. We have expended a portion of the Acquisition consideration and the cash advanced to us by Smith Micro prior to the Acquisition, including $3.0 million to repurchase all of our Series A and Series B Preferred Stock, $3.6 million to pay vendors and accrued costs and $1.0 million to pay amounts owed to our directors.

As of December 31, 2007, we had no operations and we anticipate we will not generate any revenue until we consummate a business combination, at the earliest.  We estimate our capital resources are adequate to fund our limited operating activities for twelve months from the balance sheet date.

Off-balance sheet arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2007.

New accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R requires acquisition costs be expensed instead of capitalized as is required currently under SFAS 141 and also establishes disclosure requirements for business combinations. SFAS 141R applies to business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008 and, as such, SFAS 141R is effective beginning in the Company’s fiscal year 2009.  We are still evaluating the potential impact on our consolidated financial statements upon adoption of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” — an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed “non-controlling interests.” SFAS 160 requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and, as such, will be effective beginning in the Company’s fiscal year 2009. The adoption of SFAS 160 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company is currently evaluating whether the adoption of SFAS 159 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” (“FSP 157-1”). FSP 157-1 amends SFAS 157 to exclude leasing transactions accounted for under SFAS 13 and related guidance from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 175-2”), “Effective Date of FASB Statement 157,” which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed as fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for fiscal year 2009, however, FSP 157-2 delays the effective date for certain items to fiscal year 2010. We are evaluating the potential impact on our consolidated financial statements upon adoption of SFAS 157.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and was effective beginning the first quarter of fiscal 2007. The adoption of FIN 48 did not result in a cumulative adjustment to accumulated deficit.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 was effective beginning with our 2007 fiscal year. The adoption of SFAS 155 did not have a material effect on our consolidated financial statements.

Item 8  — Financial Statements and Supplementary Data

The financial statements included in this report under this item are set forth beginning on Page F-1 of this report, immediately following the signature pages.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective September 12, 2008, we dismissed Burr, Pilger & Mayer LLP (“BPM”) as our independent registered public accounting firm and appointed Malone & Bailey, P.C. (“Malone & Bailey”) as our new independent registered public accounting firm for the fiscal year ended December 31, 2007. Our board of directors approved the dismissal of BPM and the appointment of Malone & Bailey as the Company’s new independent registered public accounting firm.

BPM has not performed any audit related services regarding the Company’s financial statements since June 1, 2007 relating to the consolidated financial statements for fiscal year ended December 31, 2006. BPM’s reports on the consolidated financial statements of the Company for the fiscal years ended December 31, 2006 and 2005 expressed an unqualified opinion and included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2006 and 2005 and through June 1, 2007, there have been no disagreements with BPM (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to BPM’s satisfaction, would have caused BPM to make reference thereto in their reports on the Company’s financial statements for such years ended.

During the fiscal year ended December 31, 2006, there were no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K) except for the following material weaknesses: In the course of the audit of the Company’s consolidated financial statements for the year ended December 31, 2006, BPM identified and reported the following material weaknesses in the Company’s internal control over financial reporting: “The Company failed to maintain effective controls over the financial reporting process because they lacked a sufficient complement of accounting personnel with both the technical knowledge of accounting principles generally accepted in the United States (“GAAP”) and the financial reporting expertise requirements necessary to record, process and report financial data consistent with the assertions of management in the financial statements, on a timely basis. The complexities of certain transactions and the GAAP rules covering such transactions that the Company entered into in the area of equity led to material audit adjustments. In addition, there were material audit adjustments as a result of our audit work on accrued liabilities, revenue and the consolidation process.”

During the fiscal year ended December 31, 2005, there were no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K) except for the following material weaknesses: In the course of the audit of the Company’s consolidated financial statements for the year ended December 31, 2005, BPM identified and reported the following material weaknesses in the Company’s internal control over financial reporting: “The Company failed to maintain effective controls over the financial reporting process because they lacked a sufficient complement of accounting personnel with both the technical knowledge of  GAAP and the financial reporting expertise requirements necessary to record, process, and report financial data consistent with the assertions of management in the consolidated financial statements, on a timely basis. A combination of employee turnover at the controller and chief financial officer level and the acquisition of an additional company in a foreign country led to additional workload with less accounting staff. In addition, the complexities of the transactions and the GAAP rules covering such transactions that the Company entered into during the period in the areas of equity and business combinations led to material audit adjustments. Lack of effective controls over the financial reporting process was noted resulting in material adjustments to the financial statements being made during the audit fieldwork process. During the audit for the six-month period ended June 30, 2005, four areas of significance were noted related to the Company’s failure to complete, on a timely basis, a proper analysis of, accounting for, and management review of (a) certain complex equity transactions, (b) the acquisition of Mi4e, and (c) activity related to Mi4e subsequent to the close of the acquisition.”

During the fiscal year ended December 31, 2007 and through September 12, 2008, neither the Company nor anyone on behalf of the Company has consulted with Malone & Bailey regarding either:

1.
The application of accounting principles to specified transactions, either completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements, and neither was a written report provided to the Company nor was oral advice provided that Malone & Bailey concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or

2.	Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

Item 9A — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  These controls were not effective based on the following factors:

•	We have recently experienced turnover in the finance organization including the Chief Financial Officer, Corporate Controller and Swedish Controller positions.
•
Because of our small size and limited financial resources, we have limited finance staff, who are not likely to be able to maintain a comprehensive knowledge of all relevant elements of changing reporting and accounting requirements, and who may not provide adequate resources in all circumstances to manage the complex accounting of a software company with operations in several countries.

•	We have had to rely on contract consulting staff who are less likely to remain with us over the long term.
•
Our accounting system and related infrastructure was acquired or built to handle the finances of a company significantly larger than we are currently, and any turnover in our finance staff may lead us to lose the ability to operate the system effectively.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures of our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

See “Changes in Internal Control Over Financial Reporting” for a discussion of remediation efforts that are currently underway to improve our disclosure controls and our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon that evaluation, our principal executive officer and principal accounting and financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report as follows:

•	We have recently experienced turnover in the finance organization including the Chief Financial Officer, Corporate Controller and Swedish Controller positions.

•
Because of our small size and limited financial resources, we have limited finance staff, who are not likely to be able to maintain a comprehensive knowledge of all relevant elements of changing reporting and accounting requirements, and who may not provide adequate resources in all circumstances to manage the complex accounting of a software company with operations in several countries.

•	We have had to rely on contract consulting staff who are less likely to remain with us over the long term.
•
Our accounting system and related infrastructure was acquired or built to handle the finances of a company significantly larger than we are currently, and any turnover in our finance staff may lead us to lose the ability to operate the system effectively.

These deficiencies have resulted, or contributed to the following observed or potential control weaknesses:

•
We have been delinquent in submitting many filings required pursuant to the Securities Exchange Acts.  Should any of our current finance staff leave, a critical amount of cumulative knowledge would likely leave the company and make it impractical for us to close our books or bring, or keep, our reporting with the SEC current,

•	We may not have internal capability to determine the appropriate accounting treatment of complex accounting transactions.
•	We continue to experience an unacceptable level of adjustments to our periodic reports

We believe that these are individually and in combination material weaknesses representing significant control deficiencies that could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements, and result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Because of these material weaknesses, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in “Internal Control -Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting.

In our efforts to continuously improve our internal controls, management is taking the following steps to enhance the following controls and procedures subsequent to the end of fiscal 2007 as part of our remediation efforts:

•	Maintaining competitive pay rates and retention incentives in an attempt to have current staff remain with us.
•	Simplifying where practical our legacy infrastructure.
•	Having a third party accounting firm to assist with audit preparation, closing procedures, the evaluation of complex accounting transactions and the preparation of periodic reports.

We have undertaken such activities in 2008 and expect continued enhancements to our internal control structure in the remainder of 2008 and throughout   2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B — Other Information

Recent Events

Merger Agreement with Dollar Days International, Inc.

On June 23, 2008, Insignia and its wholly-owned subsidiary, Jeode, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dollar Days International, Inc. (“Dollar Days”), providing for the merger of Dollar Days into Jeode, which was completed on June 23, 2008. Under the terms of the Merger Agreement, Insignia will (1) issue American Depositary Receipts (“ADR”s) for approximately 73.3 million ordinary shares to Dollar Days’ shareholders, (2) issue ADRs for approximately 7.7 million ordinary shares to an investor in Dollar Days representing repayment of a note payable, as well as an additional investment in Dollar Days, (3) issue a warrant to purchase  8.5 million ordinary shares at an exercise price of $0.01 to Peter Engel, the chief executive officer of Dollar Days, (4) issue a warrant to purchase 3.6 million ordinary shares at an exercise price of $0.13 per ADR to a financial advisor to Dollar Days, and (5) issue options to purchase approximately 6.0 million ADRs, in replacement and cancellation of  outstanding Dollar Days options. The closing of the Merger Agreement did not require Insignia shareholder approval.

Under the Merger Agreement, Insignia shareholders maintained approximately 37.1%, Dollar Days shareholders obtained 56.7%  and a new investor obtained 6.2% of the stock of the combined company.  The merger will be accounted for as a reverse merger whereby Dollar Days is the accounting acquirer resulting in a recapitalization of Dollar Days’ equity.  Approximately 64% of the ADRs contemplated by the Merger were to be issued subsequent to the closing of the Merger, and the remaining ADRs will be issued following shareholder authorization of either (i) a reverse split of the then issued and outstanding ordinary shares or (ii) an increase in Insignia’s authorized share capital.

    Release Agreement with Smith Micro Software, Inc.

On June 23, 2008, Insignia and certain of its subsidiaries entered into a Release Agreement with Smith Micro and DollarDays. Under the terms of the Release Agreement, Insignia and Smith Micro agreed to release all claims against each other pursuant to the Asset Purchase Agreement, including, but not limited to, claims made by Smith Micro under a holdback certificate dated March 31, 2008 whereby Smith Micro sought indemnification for various alleged breaches of representations and warranties in the Asset Purchase Agreement resulting in alleged aggregate losses of between $3.1 million and $6.5 million. Insignia has also agreed to release its claim for a $1.5 million purchase price holdback amount held by Smith Micro and to deliver a cash payment of $0.5 million to Smith Micro.

Changes to the Board of Directors

In connection with the transactions contemplated by the Merger Agreement, there was a change in Insignia’s Board of Directors and management.  Prior to the consummation of the transaction, Insignia’s Board of Directors consisted of Viscount Nicholas Bearsted, Mark McMillan and Vincent Pino.  Effective at the closing of the transactions contemplated by the Merger Agreement, Viscount Nicholas Bearsted, and Mark McMillan resigned from our Board of Directors.  Simultaneously at the closing, the Board of Directors appointed Peter Engel, Christopher Baker and Filipe Sobral to serve on the Board of Directors and Peter Engel was appointed Chief Executive Officer of Insignia.

Subsequent to, and in connection with, the Merger, George Monk also resigned from his positions as a Director and Chief Financial Officer.  The then current Board of Directors of Insignia appointed Larry Schafran as a director of Insignia.

Appointment of Mr. Engel as Chief Executive Officer

On June 23, 2008, pursuant to the transactions contemplated by the Merger Agreement and concurrent with the completion of the Merger, Peter Engel was appointed Chief Executive Officer of Insignia. Mr. Engel, 73, has served as the Chairman and Chief Executive Officer of DollarDays since February 2007. Mr. Engel also serves as Chairman and Chief Executive Officer of Affinity Media International Corporation, a position held from 2005 to present. Mr. Engel has been involved with the publishing industry since his first book, The Overachievers, was published by St. Martins Press in 1976. Since 1998, Mr. Engel has concentrated on building entrepreneurial enterprises, some of them in the publishing arena. From 1998 to 2000 he was the president of the audio book division of NewStar Media, Inc. (formerly a Nasdaq company). From 1992 to 1998 he was the president and CEO of Affinity Communications Corp., a West Coast publishing and book concept developer whose books were published by many major publishers including Crown, Harper Collins, Little Brown, McGraw Hill, Penguin, Pocket, Putnam, Random House, Regnery, St. Martins Press, Simon & Schuster and Viking. In 1980, Mr. Engel founded and became the president and CEO of The American Consulting Corporation (“ACC”), a marketing services firm. ACC’s clients included Campbell Soup, Carter-Wallace, Coors, Citicorp, Clorox, Dunkin’ Donuts, Frito-Lay, Gillette, Johnson and Johnson, Kraft, Mattel, Nestle, Nike, Ocean Spray, PepsiCo, Quaker, and Seagram as well as over forty other companies. Mr. Engel took ACC public in 1987 and sold it in 1988. From 1971 to 1980, Mr. Engel was a senior executive at Colgate-Palmolive, where he was Vice President Latin America and Canada, and Vice President of Marketing Services, eventually rising to Group Vice President, Cosmetics and Beauty Accessories Division and President and CEO of Helena Rubinstein. From 1968 to 1970, he was CEO of Candy Corporation of America (“CCA”) and its public parent, Lehigh Coal and Navigation. At CCA, he led the roll up of several candy companies (including such brands as Bonomo’s Turkish Taffy, Mason Mints, Mason Dots, and Cella’s Cherries) to form an integrated candy group. From 1966 to 1968, Mr. Engel was General Manager, General Products Division, Philip Morris, where he was responsible for non-tobacco products including: Personal razor blades, an industrial blades business, Burma Shave, Clark Chewing Gum, and the launch of Kit-Kat candy bars. Mr. Engel began his career in 1956 at Procter & Gamble, rising to Tide brand manager in Canada. He was then promoted to become one of the team of executives that opened P&G Germany. In 1964, Mr. Engel was moved to P&G’s Cincinnati headquarters. Mr. Engel is a former Associate Professor at the University of Southern California entrepreneurial program. Under his own name, he is the author of three novels ( High Gloss, A Controlling Interest, and Tender Offers), five business books  (The Overachievers, What’s Your Exit Strategy, The Exceptional Individual, Scam, and The SOHO Desk Reference, a Practical Guide for Entrepreneurs, ed. ), and several gift books. In addition, he has ghost-written a number of books on alternative health and other issues. Mr. Engel has also been granted patents covering cosmetics, health related products, promotional concepts, and an Internet concept. He holds a B.Com from McGill University in Montreal, and has completed the course work, but not the dissertation, for a PhD in history at New York’s Columbia University.

PART III

Item 10 — Directors and Executive Officers of the Registrant

Executive Officers and Directors of the Registrant

The executive officers and directors of Insignia as of December 31, 2007 were as follows:

Name	Age	Position
Nicholas, Viscount Bearsted*(1)(2)(5)	56	Director
David G. Frodsham(2)(3)	50	Director
Vincent S. Pino(1)(2)	58	Director
Mark E. McMillan (4)	43	Chief Executive Officer, President and a Director
George Monk (6)	53	Chief Financial Officer

*	Chairman of the Board of Directors

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	David G. Frodsham resigned effective June 30, 2007

(4)	Mark E. McMillan resigned as Chief Executive Officer and President on April 4, 2007. He remained a Director until June 23, 2008, when he resigned.

(5)	Nicholas, Viscount Bearsted resigned from the Board effective June 23, 2008.

(6)	George Monk resigned as Chief Financial Officer effective June 30, 2008.

(7)	Richard Noling resigned as a director of the Company effective July 21, 2006.

Nicholas, Viscount Bearsted served as Director and Chairman of the Board of Directors of Insignia since December 1987. He was Insignia’s Chief Executive Officer from September 1988 until September 1993. He received a Bachelors Degree in Chemistry from Oxford University in 1972. He also serves on the Boards of various private companies. Mr. Bearsted resigned from our Board of Directors on June 23, 2008.

David G. Frodsham was appointed a director of Insignia in August 1999. Since February 2000, he has served as Chief Executive Officer of Argo Interactive Group plc, a British software company specializing in device intelligence from wireless internet. He received a BSc. from Kings College, London and an MBA from INSEAD in France. Mr. Frodsham resigned from our Board of Directors on June 30, 2007.

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

Mark E. McMillan was named Chief Executive Officer and a director of Insignia in February 2003. Mr. McMillan joined Insignia in November 1999 as Senior Vice President of Worldwide Sales and Marketing, was promoted to Executive Vice President of Worldwide Sales and Marketing in May 2000 and Chief Operating Officer in October 2000. Mr. McMillan was promoted to President in July 2001. Before joining Insignia, Mr. McMillan served as Vice President of Sales, Internet Division, for Phoenix Technologies Ltd. Prior to that, Mr. McMillan served as Phoenix’s Vice President and General Manager of North American Operations. Mr. McMillan attend the University of Wisconsin Milwaukee.

George Monk served as our Chief Financial Officer since July 2006, after consulting for us since May 2006. From September 2005 to July 2006, he served as an independent financial consultant to various companies. From January 2005 to September 2005 Mr. Monk served as Chief Financial Officer of Macrovision, a provider of software and security applications. Previously he served as Vice President of Finance of Thoratec Corporation, a medical devices company, from October 2003 to January 2005. Prior to joining Thoratec, from September 2002 to September 2003, Mr. Monk served as an independent financial consultant to various companies. From March 2001 to August 2002, Mr. Monk served as Vice President of Finance and Controller of Redback Networks, a provider of broadband networking equipment, and from April 1997 to February 2001, Mr. Monk served as Corporate Controller of Aspect Communications, a provider of contact center solutions and services. Mr. Monk holds a B.S. in Mechanical Engineering from Leeds University in England.

Changes to the Board of Directors

Richard Noling resigned as a director effective July 21, 2006 and David Frodsham resigned as a director effective June 30, 2007.   See information included in “Recent Events,” with overall changes to the Board of Directors relating to the merger with Dollar Days.

Audit Committee and Audit Committee Financial Expert

The Audit Committee as of December 31, 2007 consisted of two directors, Viscount Bearsted and Vincent S. Pino, each of whom qualifies as an “independent director” under NASDAQ MarketPlace Rule 4200(a)(15). The Board of Directors determined that all Audit Committee members are financially literate under the current listing standards of The NASDAQ Stock Market, Inc. The Audit Committee is responsible for approving the services performed by our independent auditors and reviewing our accounting practices and systems of internal accounting controls. The Audit Committee is governed by a written charter approved by the Board of Directors.

The Company’s Board of Directors has determined that Mr. Pino qualifies as the Company’s “audit committee financial expert”, as defined in applicable SEC rules and meets the financial sophistication requirements of The NASDAQ Stock Market, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who own more than 10% of the Company’s ordinary shares to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements were met in 2007, except that a Form 4 was filed late for an option granted to Mark McMillan on November 17, 2006.

Code of Ethics

The Company has adopted a code of ethics that applies to all officers and employees, including its principal executive officer, principal financial officer and controller. This code of ethics was filed as Exhibit 14.01 to our 2005 Annual Report on Form 10-K.

Item 11 — Executive Compensation

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2007, and 2006. The named executive officers were not entitled to receive payments which would characterized as “non-equity incentive plan compensation” for the fiscal years ended December 31, 2007, and 2006. We do not administer a pension plan program. We have a 401(k) program, but currently do not match employee contributions.

					Other Annual		Total
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Compensation ($)		Compensation ($)
Mark E. McMillan (4)(6)	2007	333,203	512,227	26,334	164		871,928
Chief Executive Officer	2006	230,000	29,750	1, 572	1,492	(2)	332,652
and President
George Monk	2007	240,000	469,227	16,576	2,587		728,390
Chief Financial Officer(3)(6)	2006	124,615	_	—	47,625	(5)	172,240
John Davis	2006	82,750	-	-	-		82,750
Chief Financial Officer (7)
Priyen Doshi, VP of Marketing (8)	2006	28,750	-	-	-		28,750

(1)
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments” (SFAS No. 123(R)), requiring us to recognize expense related to the fair value of our stock-based compensation awards. Stock-based compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2006 in accordance with SFAS 123(R). Assumptions used in the calculation of these amounts are included in the footnotes to our audited financial statements for the fiscal year ended December 31, 2007, included in this Annual Report on Form 10-K.

(2)	Represents Insignia contributions to certain benefit programs.

(3)	Mr. Monk joined Insignia on July 10, 2006. He previously was a consultant to the Company commencing May 4, 2006.

(4)	Mr. McMillan resigned on April 4, 2007.

(5)	Represents the amount Mr. Monk received for consulting with the Company from May 4 through July 10, 2006 before he was appointed as CFO.

(6)
On April 24, 2008 we amended the compensation agreement of Mr. Monk to provide that an amount equal to one year’s salary of $240,000 and a targeted bonus of $96,000 would be due and payable to Mr. Monk within seven days of a change of control of Insignia, regardless of whether or not Mr. Monk were terminated upon such a change of control. No further termination payment would be due if he was subsequently terminated. Prior to this amendment, this payment would be made upon a termination of employment or a demotion following a change of control.

Additionally, related to potential change in control, Insignia agreed to pay a bonus to Mr. Monk and Vincent Pino, a director of Insignia, equal to a total of $250,000, less any payments made to obtain a fairness opinion, to be split equally between Mr. Monk and Mr. Pino, and payable within seven days of the closing of a merger with DollarDays.

Finally, Insignia agreed to pay bonuses of $30,000 to each of Mark McMillan, former chief executive officer and director of Insignia, and Mr. Monk, within seven days of the closing of the Merger with DollarDays, as full and final settlement of amounts payable to them related to the deferred portion of the consideration that may have been payable by Smith Micro under the Asset Purchase Agreement had Insignia not entered into the Release Agreement with Smith as described in the Recent Events section of this document.

On June 23, 2008, we completed the Merger Agreement with DollarDays as discussed in the Recent Events section of this document. Payments under these compensation agreements were paid as follows during fiscal 2008: an aggregate of approximately $488,000 to Mr. Monk, $125,500 to Mr. Pino, and $34,500 to Mr. McMillan. These amounts are not reflected in the table above as they occurred subsequent to December 31, 2007.

(7)	Mr. Davis resigned effective May 31, 2006.
(8)	Mr. Doshi resigned effective February 10, 2006.

Compensation Philosophy and Objectives

Insignia Solutions compensation strategy is aimed at providing sufficient incentive to current staff to remain with Insignia through the wind up of the business or the merger of the Company with an operating business, in order to maximize shareholder value. Elements of this compensation are:

Base Salary intended to provide a competitive annual salary for employees based on their job scope, level and experience and is intended to recognize and reward the day-to-day performance of one’s duties. We generally review base salary levels annually to assess whether we have met our target positioning relative to the market in which we compete for employees. We also review individual executive performance to assess whether a merit increase is warranted based on individual and company-wide performance. Mr. McMillan’s salary remained unchanged from his salary in the prior year as he continued to manage the company’s launch into the MDM (mobile device management) business. Mr. Monk’s salary was based on the market salary for the Chief Financial Officer position at the time he was hired in 2006.

Bonuses intended to provide a variable cash compensation element to the Company’s compensation plans and to allow the Company to reward senior executives on a quarterly basis. Our objective is to have an incentive program competitive with the market, aligns focus, ties to results and rewards performance. Each executive’s compensation agreement includes a bonus target percentage (50% of base salary for Mr. McMillan and 40% of base salary for Mr. Monk) established by the Compensation Committee. The Compensation Committee assessed quarterly performance of each executive and awarded each a bonus based around these percentages. The Company does not use any formulaic basis to calculate executive bonuses and these amounts were established by the Compensation Committee based on their qualitative assessment of the efforts of the executives in securing the future of the Company.

Stock Options intended to provide a long term incentive compensation element to the Company’s compensation plans and to allow the Company to reward senior executives for increases in the value of the Company’s share price. The goal of the Company’s stock option program is to align management and employee performance with the longer-term interests of investors through stock options, and we continue to believe that equity in the form of stock options is both a motivator as well as a recruiting and retention tool. We also believe it is a superior instrument in our compensation portfolio to align executive performance with the longer term goals of the company. Those goals in turn align with the longer term stockholder interests. Mr. McMillan was awarded 700,000 options priced at $0.15 cents, which was the stock price at the time the options were awarded. This number of options was based on the 600,000 options included in Mr. Monk’s offer letter when he joined the Company as CFO, and which were issued to him in 2007.

401K Defined Contribution Plan intended to provide a vehicle for tax deferred savings. The Company did not provide any match for employee contributions through the end of 2007.

Employee Stock Purchase Plan (ESPP).   The Company has historically offered an Employee Stock Purchase Program (ESPP) that enabled employees, including executives, to purchase stock at a discount. In the first quarter of 2006 we suspended the plan. We do not offer a defined benefit retirement plan.

Deferred Compensation.   We do not currently have any deferred compensation programs for employees or executives.

GRANTS OF PLAN-BASED AWARDS TABLE (2007)

The table below provides information with respect to each stock option granted to each named executive officer during 2007. The stock options set forth below were granted for fixed amounts of shares and unless noted otherwise below, vesting under such stock options is contingent only upon continued service with Insignia and not achievement of other performance-related targets or conditions.

		All Other Option
		Awards: Number of	Exercise or Base	Grant Date Fair
		Securities	Price of Option	Value of Stock and
		Underlying Options	Awards	Option Awards
Name	Grant Date	(#)	($/Sh)	($)(1)
Mark McMillan (1)(2)	11/17/06	700,000	$$0.15	$$0.15
George Monk (1)(2)	3/16/07	600,000	$$0.12	$$0.12

(1)
We estimate the fair value of stock options, consistent with the provisions of SFAS No. 123(R) and SAB 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach. For a detailed discussion about the computation please refer to our audited financial statements for the fiscal year ended December 31, 2007, included in this Annual Report on Form 10-K.

(2)
These options become vested and exercisable with respect to 25% of the shares on first anniversary of the award and 2.083% of the shares in each of the 47 months thereafter. These options become exercisable upon a change of control of the Company and expire 10 years from the date of grant.  As a result of the merger with DollarDays in June 2008, these options became exercisable in 2008.

AGGREGATED OPTION EXERCISES IN 2007 AND YEAR-END OPTION VALUES

The following table sets forth certain information concerning the exercise of options by each of the Named Executive Officers during 2007 including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable options to acquire shares as of December 31, 2007. Also reported are values of “in-the-money” options, which represents the positive spread between the respective exercise prices of outstanding options to acquire shares and $0.07 per share, which was the closing price of the ADSs as reported on the Pink Sheets on December 31, 2007.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money
	Acquired on	Value	Options at Year-End (#)		Options at Year-End ($)(2)
Name	Exercise (#)	Realized ($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark E. McMillan	—	—	1,234,500	675,000	—	—
George Monk	—	—	225,000	375,000	—	—

OUTSTANDING EQUITY AWARDS AT YEAR END TABLE (2007)

The table below provides information regarding each unexercised stock option held by each of our named executive officers as of December 31, 2007. No named executive officer is the holder of unvested shares of stock or unvested shares of stock, units or other rights awarded under any equity incentive plan as of December 31, 2007.

	Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration
Name	(#) Exercisable	(#) Unexercisable	(#)		($)	Date
Mark McMillan	150,000	—	—	(1)	$4.594	11/4/09
	75,000	—	—	(2)	5.750	10/17/10
	100,000	—	—	(3)	3.550	7/2/11
	34,500	—	—	(4)	2.000	10/15/11
	50,000	—	—	(5)	1.340	1/24/12
	200,000	—	—	(6)	0.371	4/5/13
	100,000	—	—	(7)	0.371	4/5/13
	200,000	—	—	(8)	0.610	7/29/13
	50,000	50,000	50,000	(9)	0.750	2/10/15
	100,000	100,000	100,000	(10)	0.410	10/20/15
	175,000	525,000	525,000	(11)	0.150	11/17/16

George Monk	225,000	375,000	375,000	(12)	0.12	3/16/17

(1)	No options have been exercised.
(2)	This option was originally granted for 125,000 shares. No options have been exercised. In 2004 Mr. McMillan returned 50,000 of these options to the Company.
(3)	No options have been exercised.
(4)	No options have been exercised.
(5)	No options have been exercised.
(6)	No options have been exercised.
(7)	No options have been exercised.
(8)	No options have been exercised.
(9)	This option was originally granted for 100,000 shares. No options have been exercised.

(10)	This option was originally granted for 200,000 shares. No options have been exercised.
(11)	No options have been exercised.
(12)	No options have been exercised.

 DIRECTOR COMPENSATION

Board of Directors Compensation Practices

We compensate our non-employee board members with the goal of being competitive in the market for directors.

In addition to the initial stock option grant and annual stock option grants for non-employee directors, non-employee directors are eligible to receive discretionary grants of stock options. No options were issued to non-employee directors in 2007.

Director Compensation Plan

We pay each outside director $1,000 for every regular meeting attended, $2,500 per quarter of service on the Board, $500 per quarter for service on each committee, plus $500 for each committee meeting attended, and reimburses outside directors for reasonable expenses in attending meetings of the Board. The Chairman of the Board receives an additional $1,500 per quarter. In addition, each new outside director is granted an option to purchase 25,000 shares and each outside director is granted an option to purchase 10,000 shares annually for so long as he serves as an outside director. No options were issued to outside directors in 2007 or 2006.

DIRECTOR COMPENSATION TABLE (2007)

The table below sets forth the amounts of total compensation awarded to or, earned by non-employee directors of Insignia Solutions in 2007 for membership on the Board, committees of the Board and/or attendance at meetings of the Board and Board committees, pursuant to the Director Compensation Plan. The non-employee directors were not entitled to receive payments which would characterized as “non-equity incentive plan compensation” for the fiscal year ended December 31, 2007. We do not administer a pension plan program.

	Fees Earned		Option	All Other
	or Paid in Cash	Stock Awards	Awards	Compensation	Total
Name	($)	($)	($)	($)	($)
Nicholas, Viscount Bearsted	$32,000	—	$—	—	$32,000
Vincent Pino	26,000	—	—	—	26,000
David Frodsham	10,000	—	—	—	10,000
Mark McMillan	15,500	—	—	—	15,500

TRANSACTIONS WITH RELATED PERSONS

We have adopted and maintain a code of ethics that applies to all directors, executive officers and employees. The code covers matters that we believe are supportive of high standards of ethical business conduct, including those regarding legal compliance, conflicts of interest, insider trading, corporate opportunities, competition and fair dealing, maintenance of corporate books and records, gifts and entertainment, political contributions, international business laws, confidentiality, protection of company assets, public communications, special obligations applicable to our Chief Executive Officer and senior financial officers, and standards and procedures for compliance with the code. The code has been filed with the SEC at www.sec.gov.

At December 31, 2006, we owed a total of $873,000 principal plus accrued interest to Viscount Bearsted and Vincent Pino, members of our board of directors. The notes were repayable within 30 days of a change of control of Insignia or the sale of substantially all of our assets. In December 2006 in consideration for subordinating these loans to bridge funding from Smith Micro, we agreed to pay these lenders additional interest in an amount equal to ten percent of the principal amount of the loans.  These notes were repaid upon sale of assets to Smith Micro and no amounts are outstanding.

Effective April 1, 1997, Nicholas, Viscount Bearsted, Chairman of Insignia, entered into a Consulting Agreement with us whereby he acts as a consultant to us providing advice and assistance as the Board may from time to time request. The agreement was amended April 20, 1998 and deleted his commitment to provide us services and our commitment to pay him a minimum amount. He agreed to remain available to perform services as requested by us. The agreement is terminable by either party upon six months’ advance written notice and by us for cause at any time. In the event of any business combination resulting in a change of control of Insignia or in the event of disposal of a majority of the assets of Insignia, and termination or constructive termination of his consultancy, Viscount Bearsted will be entitled to receive an additional twenty-six weeks’ consultancy fees. In September 2007, we and the consultant mutually agreed to terminate the agreement. No fees have been paid under this agreement in the past three fiscal years or in 2007.

DIRECTORS’ ATTENDANCE AT ANNUAL STOCKHOLDER MEETINGS

We invite our Board members to attend our annual stockholder meetings, but do not require attendance. In 2007, we did not hold a Stockholders Meeting.

CODE OF CONDUCT AND ETHICS

We have adopted a code of conduct and ethics that applies to our directors, executive officers and employees, including our Chief Executive Officer and Chief Financial Officer. The code of conduct and ethics is available at www.sec.gov.

Board Composition

Our Articles of Association stipulate that the minimum number of directors is two, but do not set any maximum number. Directors may be elected by the shareholders, or appointed by the Board, and remain in office until they resign or are removed by the shareholders. In addition, at each Annual General Meeting one-third of the directors who have been in office longest since their last election, as well as any directors appointed by the Board during the preceding year, are required to resign and are then considered for re-election, assuming they wish to stand for re-election. In the election of directors, each shareholder is entitled on a poll to one vote for each ordinary share held. Shares may not be voted cumulatively. The executive officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers.

Communications with Directors

Shareholders or other interested parties may communicate with any director or committee of the Board by writing to them c/o Audit Committee of the Board of Directors, Insignia Solutions plc, 7575 E. Redfield Road, Suite 201, Phoenix, AZ 85260, or by sending an e-mail to board@insignia.com. Comments or questions regarding our accounting, internal controls or auditing matters will be referred to members of the Audit Committee. Comments or questions regarding the nomination of directors and other corporate governance matters will be referred to members of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors makes all decisions involving the compensation of our executive officers. The Compensation Committee consists of the following non-employee directors: Vincent S. Pino and Nicholas, Viscount Bearsted. In 2007, none of our executive officers served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2007, with respect to the beneficial ownership of our ordinary shares by (i) each shareholder known by Insignia (based on filings with the Securities and Exchange Commission) to be the beneficial owner of more than 5% of ordinary shares, (ii) each director, (iii) each Named Executive Officer as of December 31, 2007, and (iv) all directors and executive officers as of December 31, 2007 as a group. The address for each of our directors and officers is: c/o Insignia Solutions Inc., 7575 E. Redfield Road, Suite 201, Phoenix, AZ 85260.

The percentage of shares beneficially owned is based on  50,438,247 ordinary shares outstanding as of December 31, 2007. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares subject to options that are currently exercisable or exercisable within 60 days of December 31, 2007 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Nicholas, Viscount Bearsted(1)	789,196	1.6%
Mark E. McMillan(2)	1,315,745	2.5%
Vincent S. Pino(3)	520,165	1.0%
George Monk(4)	249,996	0.5%

All directors and executive officers as group (4 persons)(5)	2,875,102	5.5%

(1)	Includes 152,250 options that are exercisable within 60 days after December 31, 2007.

(2)	Includes 1,263,662 options that are exercisable within 60 days after December 31, 2007

(3)	Includes 101,626 options that are exercisable within 60 days after December 31, 2007.

(4)	Includes 249,996 options that are exercisable within 60 days after December 31, 2007.

(5)	Includes 1,767,534 options that are exercisable within 60 days after December 31, 2007.

Equity Compensation Plan Information

The following table presents information as of December 31, 2007 with respect to equity compensation plans under which our ADSs may be issued upon the exercise of options. Each of these plans have been approved by our shareholders.

(Thousands of ADS’s) Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	2,788	$0.90	3,199
Equity compensation plans not approved by security holders	—	—	—
Total	2,788	$0.90	3,199

Item 13 — Certain Relationships and Related Transactions

On April 4, 2007, we paid Mr. McMillan the amount of his target bonuses for 2005 and 2006 and for the first quarter of 2007, which bonuses had not previously been paid to Mr. McMillan for such periods, and which had been accrued by us. The total amount of such bonuses was $151,748. In addition, on April 4, 2007, the Company paid George Monk (our chief financial officer) a bonus for 2006 and the first quarter of 2007 of $72,000, which was the amount of his target bonus for the period of his employment.

Item 14 — Principal Accountant Fees and Services

Burr, Pilger & Mayer LLP and their respective affiliates (collectively, “BPM”) was our independent public registered accounting firm until September 12, 2008.  Effective September 12, 2008, we retained Malone & Bailey, PC as our independent registered accounting firm.

Audit Fees

The aggregate fees billed or expected to be billed for professional services related to the audit of the financial statements as of and for the year ended December 31, 2007 by Malone & Bailey, PC is $70,000 The aggregate fees billed or expected to be billed for professional services rendered by Burr, Pilger & Mayer LLP for the years ended December 31, 2006 for the annual audit of our financial statements for such year amounted to approximately $213,000.

Effective September 12, 2008, we retained Malone & Bailey, PC as our independent public registered accounting firm. See further discussion of this change in Item 9 of this Report on Form 10-K.

Audit-Related Fees

There were no aggregate fees billed or expected to be billed for audit–related services not reported as audit fees rendered by Malone and Bailey, PC and Burr, Pilger & Mayer LLP for the years ended December 31, 2007 and 2006, respectively, for (a) the audit of our financial statements and other documents presented to Companies House  and (b) reviews of SEC filings.

Tax Fees

The aggregate fees billed or expected to be billed for tax services rendered by Malone and Bailey, PC and Burr, Pilger & Mayer LLP for the years ended December 31, 2007 and 2006 amounted to approximately $0 and $40,000, respectively .

All Other Fees

We did not receive products and services provided by Malone and Bailey, PC or Burr, Piger & Mayer LLP, other than those discussed above, for the fiscal years ended December 31, 2007 and 2006, respectively.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by our independent public registered accounting firm. Each of the audit and permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee, other than de-minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements and Reports

The consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

2. Financial Statements Schedule

Schedule II — Valuation and Qualifying Accounts for the two years ended December 31, 2007 included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 23, 2008.

INSIGNIA SOLUTIONS PLC

By:	/s/ Peter Engel
Peter Engel
President, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Moore
Michael Moore
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George M. Monk as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Insignia Solutions plc, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

Additional Directors:

/s/ CHRISTOPHER BAKER	Director	December 23, 2008
Christopher Baker

/s/ Vincent PINO	Director	December 23, 2008
Vincent Pino

/s/ LARRY SCHAFRAN	Director	December 23, 2008
Larry Schafran

/s/ FILIPE SOBRAL	Director	December 23, 2008
Filipe Sobral

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Insignia Solutions plc

We have audited the accompanying consolidated balance sheet of Insignia Solutions plc (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONE & BAILEY, PC

www.malone-bailey.com
Houston, Texas
December 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Insignia Solutions plc:

We have audited the accompanying consolidated balance sheet of Insignia Solutions plc and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insignia Solutions plc and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in April 2007 the Company sold substantially all of its assets to Smith Micro Software, Inc. As a result of this transaction, the Company has no ongoing business operations.  Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" applying the modified prospective method.

/s/ Burr, Pilger & Mayer LLP

San Jose, California
June 1, 2007

INSIGNIA SOLUTIONS PLC
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except for share and per share data)

	December 31,	December 31,
	2007	2006

Assets

Cash and equivalents	$5,340	$341
Restricted cash	-	20
Accounts receivable, net of allowance for doubtful accounts of $0 in 2007 and $100 in 2006	-	926
Other Receivables	7	-
Prepaid expenses	37	115
Total current assets	5,384	1,402

Property and equipment, net	-	102
Intangible assets, net	-	1,703
Goodwill	-	1,115
Other assets	-	42
Total assets	$5,384	$4,364

Liabilities and Shareholders' Equity (Deficit)

Accounts payable	$59	$1,544
Accrued liabilities	867	2,562
Deferred revenue	-	153
Short-term debt	-	1,278
Notes payable to related parties	-	873
Total current liabilities	926	6,410
Commitments and contingencies (Note 9)
Shareholders' equity (deficit):
Preferred shares, 1 pence par value, 3,000,000 shares authorized, no shares issued or outstanding	-	-
Ordinary shares, 1 pence par value, 110,000,000 shares authorized, 50,438,247 shares issued and outstanding	14,750	14,750
Additional paid in capital	70,545	72,769
Ordinary share subscription	160	840
Accumulated deficit	(80,997)	(89,944)
Accumulated other comprehensive loss	-	(461)
Total shareholders' equity (deficit)	4,458	(2,046)
Total liabilities and shareholders' equity (deficit)	$5,384	$4,364

See accompanying notes to consolidated financial statements

INSIGNIA SOLUTIONS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for share and per share data)

	Year ended December 31,
	2007	2006

Net revenues:
License	$508	$1,813
Service	375	1,025
Total net revenues	883	2,838

Cost of net revenues:
License	74	300
Service	152	383
Total cost of net revenues	226	683
Gross Profit	657	2,155

Operating expenses:
Sales and marketing	467	2,193
Research and development	354	2,511
General and administrative	3,551	3,135
Amortization of intangible assets	23	92
Total operating expenses	4,395	7,931

Operating loss	(3,738)	(5,776)
Other income (expense):
Interest income (expense), net	180	(153)
Other income (expense), net	(742)	(368)
Gain on sale of assets	13,132	-
Liquidated gain (damages) on subsidiary preferred stock	614	(680)
Total other income (expense)	13,184	(1,201)

Income (loss) before income tax expense	9,446	(6,977)
Income tax expense	12	9
Net income (loss)	9,434	(6,986)

Accretion of dividend on subsidiary preferred stock	-	(404)
Dividends paid on subsidiary preferred stock	(487)	-

Net income (loss) attributable to ordinary shareholders	$8,947	$(7,390)

Net income (loss) per share:
Basic and diluted	$0.18	$(0.15)

Weighted average common shares outstanding:
Basic and diluted	50,438,247	48,864,799

See accompanying notes to consolidated financial statements

INSIGNIA SOLUTIONS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except for share and per share data)

						Accumulated
			Additional	Ordinary		Other
	Ordinary Shares		Paid in	Share	Accumulated	Comprehensive
	Shares	Amount	Capital	Subscription	Deficit	Loss	Total

Balance at January 1, 2006	42,897,776	$14,634	$66,850	$729	$(82,958)	$(461)	$(1,206)
Shares issued upon conversion of subsidiary shares to parent company shares	2,627,183	47	(47)	-	-	-	-
Shares issued upon exercise of warrants, net of issuance costs and unamortized debt discount	3,923,392	52	1,032	-	-	-	1,084
Reclassification of subsidiary preferred stock and warrant liabilities	-	-	3,950	-	-	-	3,950
Shares issued for acquired business	989,896	17	670	(687)	-	-	-
Employee stock based compensation	-	-	314	-	-	-	314
Shares issuable in connection with consulting agreements	-	-	-	118	-	-	118
Shares issuable for liquidated damages on subsidiary preferred stock	-	-	-	680	-	-	680
Accretion of dividend related to subsidiary preferred stock			404
Accretion of dividend related to subsidiary preferred stock			(404)
Net loss	-	-	-	-	(6,986)	-	(6,986)
Balance at December 31, 2006	50,438,247	14,750	72,769	840	(89,944)	(461)	(2,046)
Employee stock based compensation	-	-	161	-	-	-	161
Preferred share redemption	-	-	(2,385)	(680)	-	-	(3,065)
Write-off other comprehensive loss	-	-	-	-	-	461	461
Preferred share dividend	-	-	-	-	(487)	-	(487)
Net income	-	-	-	-	9,434	-	9,434
Balance at December 31, 2007	50,438,247	$14,750	$70,545	$160	$(80,997)	$-	$4,458

See accompanying notes to consolidated financial statements.

INSIGNIA SOLUTIONS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,434	$(6,986)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	120	437
Allowance for doubtful accounts	-	(75)
Stock based compensation	161	314
Non-cash interest expense	-	198
Gain on sale of assets	(13,132)	-
Reclassification of other comprehensive loss	461	-
Non-cash charge for issuance of equity instruments	-	118
Loss on sale of property and equipment	-	25
Impairment of note receivable from related party	-	50
Liquidated (gain) damages on subsidiary preferred stock	(614)	680
Changes in assets and liabilities:
Accounts receivable	241	420
Prepaid expenses and other current assets	71	217
Other assets	42	172
Tax receivable	-	192
Accounts payable	(1,485)	304
Accrued liabilities	(2,097)	512
Deferred revenue	17	(30)

Net cash used in operating activities	(6,781)	(3,452)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in restricted cash	20	48
Proceeds from sale of assets, net of cash transferred to Smith Micro	14,968	-
Purchases of property and equipment	(19)	(85)
Goodwill additions	(100)	-
Net cash provided by (used in) investing activities	14,869	(37)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred stock redemption	(2,938)	-
Net changes in line of credit with Silicon Valley Bank	(508)	508
Proceeds from the issuance of notes to related parties	-	895
Repayments of notes to related parties	(873)	(61)
Proceed from short-term debt	1,250	750
Repayment of short-term debt	(20)	(168)
Proceed from issuance of shares, net of issuance costs	-	690

Net cash provided by (used in) financing activities	(3,089)	2,614

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,999	(875)

CASH AND CASH EQUIVALENTS, beginning of year	341	1,216

CASH AND CASH EQUIVALENTS, end of year	$5,340	$341

Non-cash investing and financing activities
Accrual of acquisition earn-out	$-	$523
Reclassification of subsidiary preferred stock liability to equity	-	1,975
Reclassification of warrant liability to equity	-	1,975
Note payable converted to common stock	-	394
Note payable forgiveness by Smith Micro from the sale of assets	2,000
Supplemental cash flow information
Cash paid for interest	152	-
Cash paid for dividend	487	-

See accompanying notes to consolidated financial statements.

INSIGNIA SOLUTIONS PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data)

NOTE 1: BACKGROUND

Insignia Solutions plc (the “Company”), commenced operations in 1986 and until April 2007 developed, marketed and supported Mobile Device Management (“MDM”) software technologies that enable mobile operators and phone manufacturers to configure, update and upgrade mobile devices using standard over-the-air data networks.

In April 2007 the Company sold substantially all of the assets of the Company to Smith Micro Software, Inc. (Smith Micro) (Note 4).  Pursuant to terms of the sale agreement, the Company agreed to indemnify Smith Micro against claims and losses incurred or suffered by Smith Micro as a result of, among other things, any inaccuracy of any representation or warranty contained in the sale agreement of the Company for a period of one year.  Under terms of the sale which was amended and consummated April 4, 2007, the aggregate consideration for the sale was $18,575, consisting of:

•	$12,500 in cash;

•	Forgiveness of all indebtedness payable by Insignia under a promissory note to Smith Micro, the principal amount of which was $2,000 on the closing date

•
$2,575 in cash less employee liabilities assumed by Smith Micro at closing; provided that Smith Micro is entitled to withhold $1,500 of the sale consideration for twelve months as security for satisfaction of the Company’s indemnification obligations (see Note 13, Subsequent Events).

Since the April 2007 sale of substantially all of the Company’s assets, the Company has not generated any revenues from operations.  The Company now operates as a holding company with limited operating activities.  For the remainder of 2007, the Company’s ongoing operating activities generally consist of administrative and legal functions to maintain the Company’s corporate structure in order to identify a prospective operating entity to merge with.  As the Company sold substantially all of its foreign assets and no longer generates revenue through foreign operations, the Company has reclassified amounts previously classified as Other Comprehensive Loss to current year other income and expense.

In June 2008, the Company entered into an Agreement and Plan of Merger with DollarDays International, LLC,  (see Note 17, Subsequent Events).

 NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist primarily of amounts held in U.S. financial institutions.  At times, balances may exceed federally insured limits.  Short-term investments with original maturities of three months or less are considered to be cash equivalents.

Restricted cash

At December 31, 2006, restricted cash of $20 represents a rental deposit for space leased in a building.  At December 31, 2007, $0 of cash is restricted.

Revenue recognition

Subsequent to the sale to Smith Micro of all its operations, the Company did not have any revenue generating operations.  If the Company resumes revenue generating activities, the Company will evaluate those activities in accordance with applicable standards of generally accepted accounting principles.

Prior to the sale in April 2007, the Company’s previous revenue generating activities were recognized in accordance with Statement of Position 97-2 “Software Revenue Recognition”, as amended (“SOP 97-2”).  SOP 97-2 requires that four basic criteria must be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services rendered; 3) the fee is fixed or determinable; and 4) collectibility is probable.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

At the time of the transaction, the Company assessed whether the fee associated with its revenue transaction is fixed or determinable and whether or not collection is probable. The Company assessed whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the normal payment terms, which are 30 to 90 days from invoice date, we accounted for the fee as not being fixed or determinable. In these cases, the Company recognized revenue on the earlier of due date or cash collected.

The Company assessed collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company did not request collateral from its customers. If the Company determined that collection of a fee is not reasonably assured, it deferred the fee and recognized revenue at the time collection became probable, which was generally upon receipt of cash.

For all sales, the Company used either a signed license agreement or a binding purchase order (primarily for maintenance renewals) as evidence of an arrangement.

For arrangements with multiple obligations (for example, undelivered maintenance and support), the Company allocated revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to the Company, and it deferred revenue equivalent to the fair value of the undelivered elements. Fair value for the ongoing maintenance and support obligation was based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, was based upon separate sales of these services to other customers.

The Company’s arrangements did not generally include acceptance clauses. However, if an arrangement included an acceptance provision, recognition occurred upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

The Company recognized revenue for maintenance and hosting services ratably over the contract term. The Company’s training and consulting services were billed based on hourly rates, and it generally recognized revenue as these services were performed. However, at the time of entering into a transaction, the Company assessed whether or not any services included within the arrangement required it to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performed as the customer requested. If these services were included as part of an arrangement, the Company recognized the entire fee using the percentage of completion method. The Company estimated the percentage of completion based on its estimate of the total costs to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.

Revenue is presented on the consolidated statement of operations net of returns and allowances.

Accounts receivable and allowance for doubtful accounts

The preparation of consolidated financial statements require the Company to make estimates of the uncollectibility of accounts receivable.  To evaluate the adequacy of the allowance for doubtful accounts, the Company specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms.  The Company’s trade accounts receivable were sold to Smith Micro in April 2007.

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination.  Intangible assets are comprised of customer relationships and technology and are amortized using the straight-line method over the estimated useful lives of ten and five years, respectively.   The amount of goodwill as of December 31, 2006 was $1,115. Substantially all of the Company’s goodwill and intangible assets were sold to Smith Micro in April 2007.  Amortization of intangible assets was $97 and $392 for the years ended December 31, 2007 and 2006, respectively.

 The Company is required to test goodwill for impairment annually, and at December 31, 2006 the Company performed its test for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).  The Company increased its goodwill balance by approximately $100 in 2007 and $523 in 2006 due to additional earn-out payment arrangements made in accordance with the original purchase agreement between the Company and Mi4e. The Company concluded that goodwill was not impaired at December 31, 2006 and all goodwill was sold to Smith Micro during 2007 resulting in $0 balance at December 31, 2007.

Property and equipment

Property and equipment is recorded at cost, or if leased, at the lesser of the fair value or present value of the minimum lease payments, less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets, which range from three to four years or the lease term if shorter.  Substantially all of the Company’s property and equipment were sold to Smith Micro.  Depreciation and amortization expense was $22 for the year ended December 31, 2007.

Impairment of long-lived assets

The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows.  The Company has not identified any such impairment losses in the years ended December 31, 2007 or 2006.

Foreign currency translation

The Company’s functional currency for its non-U.S. operations is the U.S. dollar. Certain monetary assets and liabilities of the non-U.S. operating companies are denominated in local currencies (i.e. not the U.S. dollar). Upon a change in the exchange rate between the non-U.S. currency and the U.S. dollar, the Company must remeasure the local non-U.S. denominated assets and liabilities to avoid carrying unrealized gains or losses on its consolidated balance sheet. Non-U.S. dollar denominated monetary assets and liabilities are remeasured using the exchange rate in effect at the balance sheet date, while nonmonetary items are remeasured at historical rates. Revenues and expenses are translated at the average exchange rates in effect during each period, except for those expenses related to balance sheet amounts, which are translated at historical exchange rates. Remeasurement adjustments and transaction gains or losses are recognized in the statement of operations during the period of occurrence. During our early years of existence, the Company used the pound sterling as the functional currency for its non-U.S. operations. Accordingly, translation gains and losses recognized during such periods have been included in the accumulated other comprehensive loss account. Gains and losses from foreign currency transactions are included in the statements of operations. Foreign exchange transaction gains (losses) included in other income (expense), net on the consolidated statements of operations is $73 and ($255) in 2007 and 2006, respectively.  As the Company sold substantially all of its foreign assets and no longer generates revenue through foreign operations, the Company has reclassified amounts previously classified as Other Comprehensive Loss to current year other income and expense

Research and development

The Company expenses the cost of research and development costs as incurred.  Research and development expenses consist primarily of personnel costs, overhead costs relating to occupancy, software support and maintenance and equipment depreciation.

Stock-based compensation

Equity-based payments

Effective January 1, 2006 the Company adopted the provisions of, and accounts for equity-based compensation in accordance with, SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which revised SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  In accordance with SFAS 123R, equity based compensation cost is measured at the grant date based on the fair value of the award.  The Company elected the modified-prospective method.  Under this transition method, equity-based compensation includes the amortized value of vesting equity-based payments granted prior to January 1, 2006, based on the grant date fair value as determined under SFAS 123, and those granted subsequently in accordance with SFAS 123R.  Results for prior periods have not been restated.

The effect of adopting SFAS 123R on the Company’s loss before taxes and net loss for the year ended December 31, 2006 (the year of adoption) is as follows:

Employee stock-based compensation	$314
Tax effect	-
Increase to net loss	$314

The adoption of SFAS 123R did not have any impact on the Company’s cash flows during the years ended December 31, 2007 or 2006.

Valuation and assumptions

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares based on the assumptions in Note 6. The assumption for the expected term was determined using the simplified method outlined in Staff Accounting Bulletin No. 107.  The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of Company’s stock is used as the basis for the volatility assumption.

Income taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns.  In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade accounts receivable. The Company invests its excess cash primarily in institutional money market funds with quality financial institutions.  At December 31, 2007, the Company’s cash in financial institutions exceeded the federally insured deposits limit by approximately $5,287.  At December 31, 2007, the Company had no trade accounts receivable and at December 31, 2006 two customers accounted for 54% of trade accounts receivable.

The Company’s had one product line accounted which for 100% of revenues for the years ended December 31, 2007 and 2006.

Comprehensive income (loss)

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires that all items recognized under accounting standards as components of comprehensive income (loss), be reported in an annual statement that is displayed with the same prominence as other annual financial statements. SFAS 130 also requires that an entity classify items of other comprehensive income (loss) by their nature in an annual financial statement. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. The comprehensive loss is equal to the net loss for all periods presented.

Recently issued accounting pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”), “Accounting Principles Board 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis, as such, will be effective beginning in the Company’s fiscal year 2009. The Company is evaluating the potential impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, as such, will be effective beginning in the Company’s fiscal year 2009. The Company is evaluating the disclosure requirements of SFAS 161; however, the adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R requires acquisition costs be expensed instead of capitalized as is required currently under SFAS 141 and also establishes disclosure requirements for business combinations. SFAS 141R applies to business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008, as such, SFAS 141R is effective beginning in the Company’s fiscal year 2009.  The Company is still evaluating the potential impact on its consolidated financial statements upon adoption of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed “non-controlling interests.” SFAS 160 requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, as such, will be effective beginning in the Company’s fiscal year 2009. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company is currently evaluating whether the adoption of SFAS 159 will have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” (“FSP 157-1”). FSP 157-1 amends SFAS 157 to exclude leasing transactions accounted for under SFAS 13 and related guidance from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 175-2”), “Effective Date of FASB Statement 157,” which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed as fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for fiscal year 2009, however, FSP 157-2 delays the effective date for certain items to fiscal year 2010. The Company is evaluating the potential impact on its consolidated financial statements upon adoption of SFAS 157.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and was effective beginning the first quarter of fiscal 2007. The adoption of FIN 48 did not result in a cumulative adjustment to accumulated deficit (see Note 9).

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 was effective beginning fiscal 2007. The adoption of SFAS 155 did not have a material effect on the Company’s consolidated financial statements.

NOTE 3: INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted income (loss) per share reflect potential dilution from the exercise or conversion of securities into common stock. The effects of certain stock options and warrants are excluded from the determination of the weighted average common shares outstanding for diluted income per share in each of the periods presented as the effects were antidilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s common stock.

The following common shares were excluded from the computation of net income (loss) per share because the effects were antidilutive:

	Year ended December 31,
	2007	2006
Warrants	4,348,211	16,157,394
Stock options	1,713,376	3,929,903
Total	6,061,587	20,087,297

NOTE 4: GAIN ON SALE OF ASSETS

The Company recorded a gain on sale of assets totaling $13,132 during the year ended December 31, 2007 related to the sale of substantially all of the assets of the Company to Smith Micro (Note 1). A portion of the sale consideration was used for the retirement of the Bridge Loan between the Company and Smith Micro (Note 11).   In addition, Smith Micro agreed to assume certain liabilities of the Company relating to the transferred assets.   The Company and Smith Micro completed the transaction in April 2007 and entered into a settlement agreement in June 2008 related to the sale (Note 13).   The Company included the gain in other income as the asset sale was part of the Company’s effort to pursue strategic opportunities, which include the merger with any potential prospect (Note 13).  A summary of the gain related to the asset sale to Smith Micro is as follows:

Cash proceeds	$14,977
Settlement costs	(500)

Net proceeds	14,477

Net assets sold	(1,345)

Gain	$13,132

NOTE 5: OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists primarily of approximately $250 of expenses to cancel a joint venture with J-Tek Corporation and approximately $461 to write off other comprehensive loss related to foreign currency exchange (Note 1).  In 2003, the Company entered into a joint venture agreement with J-Tek Corporation to form Asia Chusik Hocsa and, because there were no ongoing activities with the joint venture, the Company paid $250 to cancel the joint venture agreement with J-Tek in 2007.

NOTE 6: STOCK PLANS

The Company has four stock option plans, which provide for the issuance of stock options to employees and outside consultants of Insignia to purchase ordinary shares. At December 31, 2007 and 2006 approximately 3,199,000 and 2,058,000 ordinary shares were available for future grants of stock options, respectively. Stock options are generally granted at prices of not less than 100% of the fair market value of the ordinary shares on the date of grant. Options granted under the Company’s option plans generally vest over a four year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date.

During 2007, the Company granted 600,000 options exercisable at $0.12 with a fair value of $66 to an employee for services.  The options vest 25% per year for 4 years and expire in 10 years.  The Company recognized $17 of expense during the year ended December 31, 2007 related to this option grant.

The following table summarizes the Company’s stock option activity:

	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	4,436,631	$1.39	5.7
Granted	2,290,000	0.20
Exercised	-	-
Lapsed	(2,796,728)	0.99
Outstanding at December 31, 2006	3,929,903	0.86	7.7	$-
Granted	600,000	0.12
Exercised	-	-
Lapsed	(1,741,527)	1.82
Outstanding at December 31, 2007	2,788,376	0.90	6.8	$-

Exercisable at December 31, 2007	1,713,376	$1.34	5.6	$-

The assumptions used to value equity-based payments are as follows:

	Year ended December 31,
	2007	2006
Option plans:
Expected dividends	None	None
Expected term	4 years	6.08 years
Risk free interest rate	4.5%	4.5 - 6.0%
Expected volitility rate	424%	129 - 287%

The weighted average grant date fair value of options granted during the years ended December 31, 2007 and 2006 was $0.12 and $0.19 per share, respectively.

As of December 31, 2007, there was approximately $172 of unrecognized compensation cost, net of for estimated forfeitures, related to non-vested equity-based payments granted to employees.  Total unrecognized compensation cost is expected to be recognized over a weighted average period of 2.37 years.

In March 1995, the Company’s shareholders adopted the 1995 Employee Share Purchase Plan (the “Purchase Plan”) with 275,000 ordinary shares reserved for issuance thereunder. The Purchase Plan qualifies as an “employee stock purchase plan” under section 423 of the U.S. Internal Revenue Code. At December 31, 2006, 289,430 ordinary shares were reserved for future Purchase Plan issuances.

In the second quarter of 2006 the Company suspended contributions to the Purchase Plan and returned payroll deductions already made back to employees. No shares were issued during 2006 under the Purchase Plan. There were no liabilities outstanding related to the Purchase Plan at December 31, 2007 or 2006.

NOTE 7: EMPLOYEE BENEFIT AND PENSION PLANS

The Company has a 401(k) plan covering all of its U.S. employees and a defined contribution pension plan covering all its United Kingdom employees. Under both of these plans, employees may contribute a percentage of their compensation and the Company makes certain matching contributions. Both the employees’ and the Company’s contributions are fully vested and nonforfeitable at all times. The assets of both these plans are held separately from those of the Company in independently managed and administered funds. The Company’s contributions to these plans aggregated approximately $6 in 2007 and $10 in 2006.

NOTE 8: INCOME TAXES

The components of net deferred income tax assets are as follows:

	Year Ended December 31,
	2007	2006
Net operating loss carry forwards	$23,229	$23,229
Tax credit carry forwards applied	(4,291)	-
Accrued expenses, allowance and other temporary differences	274	319
Net deferred income tax assets before valuation allowance	19,212	23,548
Deferred income tax asset valuation allowance	(19,212)	(23,548)
Net deferred income tax asset	$-	$-

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2007	2006
United States	$4,320	$(4,308)
United Kingdom and other countries	5,126	(2,669)
	$9,446	$(6,977)

The components of the income tax expense (benefit) are as follows:

	Year Ended December 31,
	2007	2006
Current:
U.S. federal	$118	$-
U.S. state and local	3	-
United Kingdom and other countries	(109)	9
Total provision (benefit)	$12	$9

Our actual provision from income taxes differs from the provision computed by applying the statutory federal income tax rate to loss before income taxes as follows:

	Year Ended December 31,
	2007	2006
U.S. federal statutory rate	34.0%	(34.0)%
State and local taxes, net of U.S. federal benefit	-	-
Foreign income taxes at other than U.S. rate	(1.9)	0.1
Net operating losses applied	(32.0)	-
Valuation allowance for net deferred income tax assets	-	34.0
Effective tax rate	0.1%	0.1%

As of December 31, 2007, we had available net operating loss (“NOL”) carry forwards of approximately $53,000 for U.S. federal tax purposes, which expire in various years from 2017 to 2026.

Based on the available objective evidence, management believes it is more likely than not that the net deferred income tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2007 and 2006.

The tax reform act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations where changes occur in stock ownership of a company.  As the Company experienced a change of control subsequent to December 31, 2007 (as described in Note 17), utilization of the federal and state carry forwards are expected to be limited.

NOTE 9:  COMMITMENTS AND CONTIGENCIES

Commitments

The Company had no non-cancelable operating leases as of December 31, 2007.

On April 26, 2006 the Company entered into a sub-lease agreement for its United Kingdom office in High Wycombe, United Kingdom with Norwest Holt Limited. The assigned lease is a 15 year lease originally signed on April 12, 1998 with an annual rent of 105,000 British Pounds (approximately $210,000 at December 31, 2007) that is subject to periodic price adjustments.  The following table sets forth the minimum amounts payable under the Company’s original lease, which is currently assigned to the sub-lessee:

2008	$210
2009	210
2010	210
2011	210
2012	210
Thereafter	128
Total	$1,178

Guarantees

In the Company’s sales agreements, it typically agreed to indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits.  Since April 2007, the Company has not entered into sales agreements.

The Company, on a limited basis, had granted price protection for the Jeode product line. The terms of these agreements were generally perpetual. The Company has not recorded any liabilities for these potential future payments either because they are not probable or it has yet to incur the expense.  Since April 2007, the Company has not sold Jeode products.

The Company warrants its software products against defects in material and workmanship under normal use and service for a period of ninety days. There is no warranty accrual recorded because potential future payments either are not probable or it has yet to incur any expense.  Since April 2007, the Company has not sold software products.

Contingencies

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management is not currently aware of any matters that could have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 10:  WARRANTS

The following table summarizes activity of the Company’s warrants:

	Warrants Outstanding and	Weighted Average Exercise	Weighted Average Remaining Contractual
	Exercisable	Price	term (years)
Outstanding at January 1, 2006	20,105,786	$0.46	4.6
Granted	-	-
Exercised	(3,923,392)	0.33
Lapsed	(25,000)	5.00
Outstanding at December 31, 2006	16,157,394	0.48	3.7
Granted	-	-
Exercised	-	-
Lapsed	(11,809,183)	0.49
Outstanding at December 31, 2007	4,348,211	0.43	2.5

Exercisable at December 31, 2007	4,348,211	$0.43	2.5

Warrants outstanding at December 31, 2007 had no intrinsic value.

NOTE 11:  NOTES PAYABLE TO RELATED PARTIES AND SHORT-TERM DEBT

On October 3, 2005, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) pursuant to which the Company may request that SVB finance certain eligible accounts receivable (each, a “financed receivable”) by extending credit to the Company in an amount equal to 80% of such financed receivable (subject to certain adjustments). The aggregate amount of financed receivables outstanding at any time may not exceed $1,250. On the maximum receivables of $1,250, it can borrow up to $1,000. The Company must pay a finance charge on each financed receivable in the amount equal to 2% plus the greater of 6.5% or SVB’s most recently announced prime rate (annualized), multiplied by the total outstanding gross face amount for such financed receivable. As security for the loan, the Company granted SVB a first priority security interest in substantially all of its assets, including intellectual property. Upon execution of the Loan and Security Agreement, the Company paid SVB a non-refundable facility fee of $15. In October 2006 and January 2007 this facility was extended in 3 month increments, with the Company paying SVB a non-refundable facility fee each time of $4.  As of December 31, 2007 and 2006, approximately $0 and $508, respectively, was outstanding.

The Company had a note payable to ALMI Företags Partner (“ALMI”) for a total loan amount of Swedish Krona (“SEK”) 700 or approximately $88. This note was to be repaid by May 31, 2007 in quarterly installments of approximately SEK 54 or approximately $7. The interest rate on this note was originally 9.25% which was revised to 8.75% per annum on July 1, 2005. As of December 31, 2006, the outstanding balance of the ALMI note was approximately SEK 129 or $19. This loan was secured by a chattel mortgage in the amount of SEK 700 or approximately $88.  This note was repaid in the first quarter of 2007.

The Company also had a note payable to Skandinaviska Enskilda Banken (“SEB”) in the total amount of SEK 300 or approximately $38. The interest rate on the SEB note is approximately 6.75% per annum. This loan is secured by a chattel mortgage in the amount of SEK 500 or approximately $63.  As of December 31, 2006, the outstanding balance was approximately SEK 8 or approximately $1. This note matured in January 2007 and was repaid in the first quarter of 2007.

Between June 26 and September 11, 2006, Viscount Bearsted and Vincent Pino, members of the Board of Directors of the Company, advanced to the Company and its subsidiaries amounts (in US Dollars, English Pounds and Swedish Krona) totaling approximately $895. These advances carried interest rates varying between 10% and 18%. In August 2006, the Company repaid approximately $61 of the advances, and at November 1, 2006 the net amounts owing under these various advances, including interest, was approximately $873 in the aggregate which was converted at that time into two loans to a subsidiary of the Company.  The outstanding balance at December 31, 2006 was approximately $873.  The loans were secured by all of the assets of the Company (subordinated to any financing under the current bank line of credit) of approximately $689 (in the case of Viscount Bearsted) and $184 (in the case of Mr. Pino) with a term of one year and carrying an annual interest rate of 10%. The notes were repayable within 30 days of a change of control of the Company or the sale of substantially all of the Company’s assets. If not repaid when due, the interest rate on the notes increased to 20% retroactive to November 1, 2006. In December 2006 in consideration for subordinating these loans to bridge funding from Smith Micro, the Company agreed to pay these lenders additional interest in an amount equal to ten percent of the principal amount of the loans.  These notes were repaid in April 2007 upon sale of assets to Smith Micro.

On December 22, 2006, The Company entered into a Bridge Loan Agreement with Smith Micro pursuant to which The Company borrowed $750 on December 22, 2006. Under this agreement, the lender agreed to lend up to an additional $750 in the event that a definitive agreement (the “Definitive Agreement”) between the parties was executed regarding the acquisition of substantially all of the assets of the Company by Smith Micro (the “Acquisition”). The loans were secured by substantially all of the assets of the Company and certain of its subsidiaries, including its intellectual property, and payment of the loans and performance of the Bridge Loan Agreement were guaranteed by the Company and certain of its subsidiaries. Pursuant to the Bridge Loan Agreement, The Company has agreed to pay interest on the unpaid principal amount of the loans on a quarterly basis in the amount of ten percent (10%) per annum. The total principal amount of the loans was due and payable on the earlier of (i) the date on which the Acquisition is consummated, (ii) December 22, 2007, (iii) the date that is sixty (60) days after termination of the Definitive Agreement by the lender under certain circumstances, or (iv) October 1, 2007, if the Definitive Agreement was not executed by the Company and lender by January 30, 2007. In February 2007, Smith Micro increased the amount of the facility to $2,000 and advanced an additional $1,250 to the Company under this bridge financing facility.  The bridge loan indebtedness was repaid in April 2007 in connection with the asset sale to Smith Micro and there are currently no amounts owed to Smith Micro.

NOTE 12:  EQUITY TRANSACTIONS

Series A Preferred Stock

On June 30, 2005 and July 5, 2005, the Company and its wholly-owned subsidiary, Insignia Solutions, Inc., entered into securities subscription agreements with certain investors (the Series A Investors) pursuant to which the subsidiary issued its Series A Preferred Stock, no par value per share, to the investors for $1,440 (including exchange of $275 in bridge notes). The shares of Series A Preferred Stock (plus all accrued and unpaid dividends thereon) held by each investor are exchangeable for American Depositary Shares (“ADS”s) (i) at any time at the election of such investor, (ii) automatically upon written notice by us to such investor in the event that the sale price of the ADSs on the Nasdaq SmallCap Market is greater than $1.50 per share for a period of ten consecutive trading days, and certain other conditions are met, and (iii) automatically to the extent any shares of the Series A Preferred Stock have not been exchanged prior to June 30, 2007. The Series A Preferred Stock will accrue dividends at a rate of 15% per year compounded annually until June 30, 2007, at which time no further dividends will accrue, and are payable in the form of additional ADSs. Including accruable dividends, the shares of Series A Preferred Stock issued on June 30, 2005 and on July 5, 2005 will be exchangeable for 3,306,251 and 1,456,075 ADSs, respectively, at an initial purchase price of $0.40 per ADS. For the years ended December 31, 2007 and 2006, approximately $25 and $84, respectively, of dividends became payable to Series A Investors.  Pursuant to the subscription agreements, we also issued to the investors on June 30, 2005 and July 5, 2005, warrants to purchase an aggregate of 2,500,000 and 1,101,000 ADSs, respectively, at an exercise price per share equal to the greater of $0.50 or the U.S. Dollar equivalent of 20.5 U.K. pence. These warrants are immediately exercisable and expire on June 30, 2010. We also entered into registration rights agreements with the investors pursuant to which we agreed to file a registration statement with the SEC covering the resale of (i) the ADSs issued to the investors upon exchange of the Series A Preferred Stock under their subscription agreements and (ii) the ADSs issuable upon exercise of their warrants.

In 2006, several of the Series A Investors converted 9,564 shares of Series A Preferred Stock into 2,627,183 ADSs.

In 2007, the Company reached a settlement agreement with the remaining Series A Investors to redeem the outstanding Series A Preferred Stock for $410, waive any accrued interest and dividends, and cancel any remaining outstanding warrants.

Series B Preferred Stock

On December 29, 2005, the Company and its subsidiary, Insignia Solutions Inc., entered into a subscription agreement with certain investors (the “Series B Investors”), pursuant to which we and our subsidiary completed a private placement of our subsidiary’s Series B Preferred Stock and received aggregate proceeds of $1,975 (including exchange of $250 in bridge notes).  The shares of Series B Preferred Stock (plus all accrued and unpaid dividends thereon) held by each December 2005 Investor are exchangeable for ADSs (i) at any time at the election of the investor or (ii) automatically upon written notice by the Company to the December 2005 Investor in the event that the sale price of the ADSs on the NASDAQ SmallCap Market is greater than $0.80 per share for a period of twenty consecutive trading days and certain other conditions are met. The Series B Preferred Stock accrues dividends at a rate of 7.5% per year; the first year’s dividends are payable in the form of additional ADSs upon exchange, and subsequent accrued dividends are payable only if declared by our subsidiary’s board of directors.  If the Company’s stock is delisted from the Nasdaq National Market, which occurred on April 25, 2006, the dividend rate changes from 7.5% to 20%. Including accruable dividends, the shares of Series B Preferred Stock will be exchangeable for an aggregate of 9,178,068 ADSs, representing an initial purchase price of $0.25 per ADS. For the years ended December 31, 2007 and 2006, approximately $167 and $320 of dividends became payable to Series B Investors.

Pursuant to the December 2005 Subscription Agreement, we also issued warrants to purchase an aggregate of 9,085,000 ADSs to the December 2005 Investors at an exercise price of $0.37 per share. These warrants are exercisable from June 29, 2006 until December 29, 2010. In connection with the private placement, we also issued warrants to purchase an aggregate of 635,950 ADSs to Next Level Capital, Inc., as partial compensation for its services as placement agent, on substantially similar terms as the warrants issued to the December 2005 Investors in such private placement. The additional compensation to Next Level Capital, Inc. consisted of cash payment equal to 7% of the gross investment proceeds of $1,975 or $138.

In addition, we entered into a registration rights agreement with the Series B Investors pursuant to which we agreed to file a registration statement with the SEC. The registration rights agreement provides that if a registration statement covering resale of the shares issued in the December 2005 private placement  has not been filed with the SEC on the specified timetable , then we would make pro rata payments to each investor, as liquidated damages and not as a penalty, in an amount equal to 2% of the sum of (i) the aggregate purchase price paid by the investors for the shares of Series B Preferred Stock of our subsidiary, ADSs issuable upon exchange of such Series B Preferred Stock and warrants issued at the December 2005 private placement and (ii) the aggregate exercise price of the shares subject to warrants then issuable upon exercise of outstanding warrants then held by such investors, for each monthly anniversary following the date by which such registration statement should have been filed or have been declared effective by the SEC, as applicable.

The Company determined that these liquidated damages were onerous and thus, could result in net-cash settlement of the transaction in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  Accordingly, the Company determined that the Series B Preferred Stock should be accounted for as a liability and thus recorded the proceeds received from the issuance of the Series B Preferred Stock as a preferred stock liability on the consolidated balance sheet in the amount of $1,975. Since the warrants issued to the investors were also covered by the registration rights agreement they were also determined to be liabilities in accordance with EITF 00-19. The Company valued the warrants using the Black-Scholes option pricing model and recorded $1,975 as a discount to the Series B Preferred Stock. In accordance with EITF 00-27, the Company compared the amount allocated to the Series B Preferred Stock to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. The Company determined that a beneficial conversion feature of $1,975 existed and, in accordance with EITF 00-27, amortized that amount immediately to the value of the Series B Preferred Stock, as the Series B Preferred Stock is immediately convertible. This amount was also included in non-cash interest expense since the Series B Preferred Stock was recorded as a liability.

On April 18, 2006, the Company entered into an agreement with the Series B Investors to amend the registration rights agreement. The amendment caps potential liquidated damages resulting from any potential late effectiveness of the registration statement and allows the Company to pay any potential liquidated damages in cash or shares, at the Company’s option.  As a result of this amendment, the value of the shares of Series B Preferred Stock ($1,975) and the value of the warrants ($1,975) that were issued to the investors in such private placement were reclassified to additional paid-in capital on the consolidated balance sheet.  In 2006, we expensed $680 related to the liquidated damages which represents the maximum amount for which the Company is liable under the liquidated damages clause.

In 2007, the Company reached a settlement with the Series B Investors to redeem the outstanding series B preferred stock for $2,528, comprised of a face value of $1,975, accrued dividends of $487 and liquidated damages of $66.  The Series B Investors agreed to waive $614 of liquidated damages and cancel all unexercised warrants.  The Company recorded a corresponding gain of $614 in 2007 related to the reduction in liquidated damages previously accrued.

Warrant Exercises

In March 2006, an investor exercised two warrants to acquire 2,720,000 ADSs, pursuant to a securities subscription agreement.  The investor paid for the exercise of such warrants partly in cash and partly through the cancellation of a promissory note in the principal amount of $450, plus unpaid accrued interest.  The Company received proceeds of $523 in cash, net of share issuance costs.

In March and July 2006, Insignia and certain investors amended the warrants issued to them to reduce the exercise price of such warrants to $0.25 per share and exercised warrants to purchase an aggregate of 1,203,392 ADSs, which resulted in approximately $300 in cash, net of share issuance costs.

Total proceeds, net of issuance costs, from the 2006 warrant exercises totaled approximately $1,084.

Other Share Transactions

In connections with the Company’s acquisition of Mi4e, a private company headquartered in Stockholm, Sweden, in March 2005, the Company agreed to issue 3,959,588 shares to the owners of Mi4e of which 2,969,692 were issued in 2005 and 989,896 were issued in 2006.

During 2006 the Company agreed to issue shares valued at $118 to certain consultants and recorded the transactions as an ordinary share subscription on the consolidated balance sheet.

NOTE 13:  Mi4E ACQUISITION

On March 16, 2005, the Company acquired 100% of Mi4e, a private company headquartered in Stockholm, Sweden. The consideration paid in the transaction was 3,959,588 ADSs representing ordinary shares. In addition, up to a maximum of 700 Euros (approximately $1,100 at December 31, 2006) was payable in cash in a potential earn-out based on a percentage of future revenue collected from sales of existing Mi4e products. As of December 31, 2006 $721 had been earned and accrued for in the accompanying consolidated financial statements. During the year ended December 31, 2007, an additional $100 was earned and there are no amounts payable at December 31, 2007.   Mi4e developed, marketed and supported software technologies that enable mobile operators and phone manufacturers to update firmware of mobile devices using standards over-the-air data networks. Its main product DMS is a mobile device management infrastructure solution for mobile operators that support the OMA Client Provisioning Specification. Mi4e has been reorganized and renamed as a wholly-owned subsidiary, Insignia Solutions Sweden.

The initial purchase price of approximately $3,000 consisted of 3,959,588 ordinary shares (including 989,896 shares issued in March 2006) with a value of approximately $2,749 and acquisition costs of approximately $267. The fair value of the Company’s ordinary shares was determined using an average value of $0.6943 per share, which was the average closing price of the Company’s ordinary shares three days before and after the measurement date of February 10, 2005. The shares issuable in March 2006 were recorded as an ordinary share subscription on the consolidated balance sheet. These shares were issued in April 2006 and represent the final issuance of stock related to the acquisition. Earn-out amounts payable by Insignia to Mi4e’s shareholders are recorded as additional purchase price and an increase to goodwill when they are earned, and such amounts were not included in the initial purchase price. Insignia allocated the initial purchase price to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values.

The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired and liabilities assumed of $1,115 at December 31, 2006 was assigned to goodwill.  In accordance with SFAS 142, goodwill will not be amortized but is tested for impairment at least annually. This amount is not deductible for tax purposes.  All goodwill was removed from the Company’s books in connection with the asset sale to Smith Micro in April 2007.

NOTE 14:  BALANCE SHEET DETAIL

Accruals

	Year ended December 31,
	2007	2006
Accrued liabilities:
Accrued legal and professional services	$274	$427
Accrued earn-out for Mi4e acquisition	-	721
Accrued compensation and payroll taxes	13	591
Accrued interest on note payable	-	102
Accrued Smith Micro settlement charges	500	-
Other	80	721
	$867	$2,562

Goodwill

Insignia increased its goodwill balance by $523 in 2006 to a balance of $1,115 as of December 31, 2006 due to an accrual for an earn-out provision in the purchase agreement.   An additional $100 was earned during 2007.  All goodwill was removed from the Company’s books in connection with the asset sale to Smith Micro during 2007 and at December 31, 2007, the Company had no goodwill recorded in the accompanying consolidated financial statements.

Intangible assets

The components of intangible assets as of December 31, 2006 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$1,500	$(534)	$966
Customer relationships	900	(163)	737
Intangible assets	$2,400	$(697)	$1,703

The identifiable intangible assets are subject to amortization and have approximate original estimated useful lives as follows: technology - five years and customer relationships - ten years.

The following table presents details of the amortization expense of intangible assets as reported in the consolidated statements of operations (in thousands):

	Year ended December 31,
	2007	2006
Reported as:
Costs of net revenues	$74	$300
Operating expenses	23	92
Total	$97	$392

Substantially all intangible assets were disposed of in connection with the asset sale to Smith Micro in April 2007 and at December 31, 2007, the Company had no intangible assets recorded in the accompany financial statements.

NOTE 15:  SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), provides for segment reporting based upon the “management” approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of Insignia’s reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

Until April 2007 the Company operated in a single industry segment providing MDM software technologies that enable mobile operators and phone manufacturers to configure, update and upgrade mobile devices using standard over-the-air data networks. In 2007 and 2006, the MDM product accounted for 100% of total revenue. In 2007, one customer accounting for 45% of total revenue.  In 2006 one customer accounted for 39% of total revenue and a second customer generated, 14% of the total revenue.

Revenue by geographic area is as follows (in thousands):

	Year Ended December 31,
	2007	2006
U.S.	$226	$348
Asia Pacific	404	687
EMEA	253	1,803
	$883	$2,838
Percentage of total revenue
U.S.	25%	12%
Asia Pacific	29%	24%
EMEA	46%	64%
	100%	100%

Revenues are attributed to countries based on the principal address of the customer.

As of December 31, 2006 the majority of the Company’s long-lived assets were located outside the United States, principally in Sweden. As of December 31, 2006, all of its net intangible assets ($1,703) and goodwill ($1,115) were located outside the United States and $92 of its net property and equipment were located outside the United States. As of December 31, 2007, the Company did not have long-lived assets.

NOTE 16:  JOINT VENTURE AGREEMENT

On December 31, 2003, the Company entered into a joint venture agreement with J-Tek Corporation to form Insignia Asia Chusik Hoesa (“Insignia Asia”). The Company owned 50% of the entity and was accounting for this investment under the equity method of accounting. During 2004, the Company made two investments of $75 each and recognized its share of losses of approximately $82. During 2005, its share of losses recognized was $68, leaving us with a zero balance in our investment in this joint venture. During 2005, the Company also recognized license and maintenance revenue of $193 from Insignia Asia, and Insignia Solutions, Inc., the Company’s subsidiary, loaned $50 to Insignia Asia. The note was due in December 2006 and had a zero percent interest rate. In 2006, Insignia Solutions Inc. wrote-off this note and, while not contractually obligated to do so, funded additional amounts totaling approximately $341 to Insignia Asia to allow them to continue operating. The entire amount of the advances was recorded as general and administrative expense on the consolidated statement of operations in 2006. No revenue was recognized for transactions with Insignia Asia in 2006.  In March 2007, the Company purchased the remaining outstanding shares of Insignia Asia from J-Tek Corporation for $250 and recognized a corresponding expense in Other income (expense), net, in the accompanying consolidated financial statements.

NOTE 17:  SUBSEQUENT EVENTS

On June 23, 2008, the Company entered into an Agreement and Plan of Merger with Dollar Days International, LLC (“DDI”), a Delaware corporation (the “Merger Agreement”).  Under the term of the Merger Agreement, these transactions consisted of the following:

•	DDI formed a wholly-owned Delaware Corporation, Dollar Days International, Inc. (“DDI Inc.”) and contributed all its assets and liabilities in exchange for 100% of the stock of the Corporation
•	DDI Inc. merged with the Company, whereby the Company agreed to issue 73,333,333 ADRs, which are common stock equivalents of the Company for all of the outstanding common stock of DDI.
•	The combined entity agreed to issue an aggregate of 7,682,926 ADRs to a new investor in exchange for cash of $1,000.

The Company did not immediately issue the ADRs as agreed to under the terms of the Merger Agreement as the Company did not have sufficient authorized shares to permit such issuances.  The Company expects to resolve this issue through a shareholder vote in 2009 to enact a reverse split.  There can be no assurance that such measures will be approved by the shareholders.

Under the agreement and plan of merger, the Company’s shareholders maintained approximately 37.1%, DDI’s shareholders obtained 56.7%, and a new investor obtained 6.2% of the combined company stock.  The merger will be accounted for as a reverse merger whereby DDI is the accounting acquirer resulting in a recapitalization of DDI’s equity.

In connection with the reverse merger, the surviving corporation agreed to issue the following dilutive securities:

•	Warrants to purchase approximately 6 million ADRs are to be issued in exchange for the cancellation of the outstanding options of the Company.
•	Warrants to purchase approximately 3.6 million ADRs are to be issued with an exercise price of $0.13 per ADR to an investment bank in exchange for services related to the merger.
•	Warrants to purchase approximately 8.6 million ADRs at an exercise price of $0.01 per ADR are to be issued to the Company’s Chairman.

On June 23, 2008, the Company and certain of its subsidiaries entered into a Release Agreement with Smith Micro and DDI (the “Release Agreement”). Under the terms of the release agreement, the Company and Smith Micro agreed to release all claims against each other pursuant to that certain Asset Purchase Agreement between the Company, Smith Micro, and the other parties thereto dated February 11, 2007, as amended April 4, 2007 (the “Asset Purchase Agreement”), including, but not limited to, claims made by Smith Micro under a holdback certificate dated March 31, 2008 whereby Smith Micro sought indemnification for various alleged breaches of representations and warranties in the Asset Purchase Agreement resulting in alleged aggregate losses of between approximately $3,100 and $6,500 (as disclosed on Form 8-K dated June 23, 2008). Insignia has also agreed to release its claim for a $1,500 purchase price holdback amount held by Smith Micro and to deliver a cash payment of $500 to Smith Micro.

SCHEDULE II

Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions	Deductions (Write-Offs)	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2007	$100	$—	$(100)	$—
Year ended December 31, 2006	$175	$—	$(75)	$100

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
3.02(1)	Registrant’s Articles of Association.

3.04(1)	Registrant’s Memorandum of Association.

4.01(1)	Form of Specimen Certificate for Registrant’s Ordinary Shares.

4.02(2)	Deposit Agreement between Registrant and The Bank of New York.

4.03(2)	Form of American Depositary Receipt (included in Exhibit 4.02).

4.04(3)	American Depositary Shares Purchase Agreement dated January 5, 2004.

4.05(3)	Registration Rights Agreement dated January 5, 2004.

4.06(3)	Form of Warrant to Purchase American Depositary Shares dated January 5, 2004 and issued to the purchasers of American Depositary Shares.

4.07(3)	Form of Warrant to Purchase American Depositary Shares dated January 5, 2004 and issued to the principals of Nash Fitzwilliams, Ltd., as placement agent.

4.08(32)	Warrant dated February 10, 2005 (reissued on March 15, 2006) and issued to Fusion Capital Fund II, LLC.

4.09(32)	Warrant dated November 4, 2005 (reissued on March 15, 2006) and issued to Fusion Capital Fund II, LLC.

4.10(32)
Form of Warrant to Purchase American Depositary Shares dated July 18, 2005, issued to certain investors pursuant to the American Depositary Shares Purchase Agreement between the Registrant and the Purchasers, as defined therein, dated October 18, 2004.

10.01(1)	Registrant’s 1986 Executive Share Option Scheme, as amended, and related documents.

10.02(1)	Registrant’s 1988 U.S. Stock Option Plan, as amended, and related documents.

10.03(5)	Registrant’s 1995 Incentive Stock Option Plan for U.S. Employees and related documents, as amended.

10.05(1)	Insignia Solutions Inc. 401(k) Plan.

10.06(1)	Registrant’s Small Self-Administered Pension Plan Definitive Deed and Rules.

10.14(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.28(6)	Registrant’s U.K. Employee Share Option Scheme 1996, as amended.

10.38(7)	Lease Agreement between Insignia Solutions, Inc. and Lincoln-Whitehall Pacific, LLC, dated December 22, 1997.

10.42(5)	Registrant’s 1995 Employee Share Purchase Plan, as amended.

10.44(8)	Lease agreement between Registrant and Comland Industrial and Commercial Properties Limited dated August 12, 1998 for the Apollo House premises and the Saturn House premises.

10.62(9)	Warrant Agreement, dated as of November 24, 2000, between Registrant and Jefferies & Company, Inc.

10.63(10)	Form of ADSs Purchase Warrant issued November 24, 2000.

10.64(11)	ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated November 24, 2000.

10.67(12)	Warrant Agreement, dated as of February 12, 2001, between Registrant and Jefferies & Company, Inc.

10.68(13)	Form of ADSs Purchase Warrant issued February 12, 2001.

10.69(14)	ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated February 12, 2001.

10.85(15)*	Warrant Agreement between the Registrant and International Business Machines Corporation dated November 24, 2003.

10.87(16)	American Depositary Shares Purchase Agreement between the Registrant and the Purchasers, as defined therein, dated October 18, 2004 (the “October 2004 ADS Purchase Agreement”).

10.88(16)	Form of Warrant issued to Purchasers, as defined in the October 2004 ADS Purchase Agreement.

10.89(16)	Registration Rights Agreement between the Registrant and the Purchasers, as defined in the October 2004 ADS Purchase Agreement, dated October 18, 2004.

10.90(17)	Stock Purchase and Sale Agreement dated February 9, 2005 between, among others, the Registrant, Kenora Ltd and the Sellers (as defined therein).

10.91(18)	Securities Subscription Agreement by and between the Registrant and Fusion Capital Fund II, LLC dated February 10, 2005.

10.92(18)	Registration Rights Agreement by and between the Registrant and Fusion Capital Fund II, LLC dated February 10, 2005.

10.93(18)	Warrant, dated as of February 10, 2005, by and between the Registrant and Fusion Capital Fund II, LLC.

10.94(18)	Warrant, dated as of February 10, 2005, by and between the Registrant and Fusion Capital Fund II, LLC.

10.96(19)	Termination and Waiver Agreement dated June 30, 2004 between the Registrant and Esmertec A.G.

10.97(20)	Registration Rights Agreement, dated March 16, 2005, between the Registrant, Noel Mulkeen and Anders Furehed.

10.98(21)	Agreement, dated May 21, 2005, amending the Securities Subscription Agreement by and between the Registrant and Fusion Capital Fund II, LLC dated February 10, 2005 and related warrants.

10.99(22)
Form of Securities Subscription Agreement, dated as of June 30, 2005, by and among the Registrant, Insignia Solutions Inc. and the investors in the closings of the private placement that took place on June 30, 2005 and July 5, 2005 (the “June/July 2005 Private Placement”).

10.100(23)	Form of Warrant, dated as of June 30, 2005, issued by the Registrant to each of the investors in the June/July 2005 Private Placement.

10.101(24)	Form of Registration Rights Agreement, dated as of June 30, 2005, by and between the Registrant and each of the investors in the June/July 2005 Private Placement.

10.102(25)	Agreement, dated June 30, 2005, amending the Securities Subscription Agreement by and between the Registrant and Fusion Capital Fund II, LLC dated February 10, 2005.

10.103(26)	Agreement, dated August 31, 2005, amending the Securities Subscription Agreement by and between the Registrant and Fusion Capital Fund II, LLC dated February 10, 2005.

10.104(31)	Employment Offer Letter between the Registrant and Richard Noling dated September 14, 2005.

10.105(31)	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated October 3, 2005.

10.106(27)	Employment Offer Letter between the Registrant and John Davis dated November 21, 2005.

10.107(28)
Securities Subscription Agreement, dated as of December 29, 2005, by and among the Registrant, Insignia Solutions Inc. and the investors in the private placement that took place on December 29, 2005 (the “December 2005 Private Placement”).

10.108(29)	Form of Warrant, dated as of December 29, 2005, issued by the Registrant to each of the investors in the December 2005 Private Placement.

10.109(30)	Registration Rights Agreement, dated as of December 29, 2005, by and between the Registrant and each of the investors in the December 2005 Private Placement.

14.01(32)	Code of Ethics.

21.01(32)	Subsidiaries of the Registrant.

23.01†	Consent of Malone & Bailey, PC, Independent Registered Public Accounting Firm.

23.02†	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.

24.01†	Power of Attorney (included on signature page).

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01(32)	Press release dated November 10, 2005.

____________

†	Filed or furnished herewith.

*
Confidential treatment has been granted with respect to certain portions of this agreement. Such portions were omitted from this filing and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the exhibit of the same number from Registrant’s Registration Statement on Form F-1 (File No. 33-98230) declared effective by the Commission on November 13, 1995.

(2)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(3)	Incorporated by reference to the exhibit of the same number from Registrant’s Registration Statement on Form S-3 (File No. 333-112607) filed on February 9, 2004.

(4)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(5)	Incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(6)	Incorporated by reference to Exhibit 4.05 from Registrant’s Registration Statement on Form S-8 (File No. 333-51760) filed on December 13, 2000.

(7)	Incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(8)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(9)	Incorporated by reference to Exhibit 10.53 from Registrant’s Current Report on Form 8-K filed on November 29, 2000.

(10)	Incorporated by reference to Exhibit 4.11 from Registrant’s Current Report on Form 8-K filed on November 29, 2000.

(11)	Incorporated by reference to Exhibit 4.12 from Registrant’s Current Report on Form 8-K filed on November 29, 2000.

(12)	Incorporated by reference to Exhibit 10.55 from Registrant’s Current Report on Form 8-K filed on February 15, 2001.

(13)	Incorporated by reference to Exhibit 4.13 from Registrant’s Current Report on Form 8-K filed on February 15, 2001.

(14)	Incorporated by reference to Exhibit 4.14 from Registrant’s Current Report on Form 8-K filed on February 15, 2001.

(15)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(16)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on October 22, 2004.

(17)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on February 10, 2005 (Items 1.01 and 9.01).

(18)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on February 10, 2005 (Items 1.01, 1.02 and 9.01).

(19)	Incorporated by reference to Exhibit 10.87 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(20)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on March 22, 2005, as amended on July 1, 2005.

(21)	Incorporated by reference to Exhibit 10.97 from Registrant’s Current Report on Form 8-K filed on May 20, 2005.

(22)	Incorporated by reference to Exhibit 10.01 from Registrant’s Current Report on Form 8-K filed on July 7, 2005.

(23)	Incorporated by reference to Exhibit 10.02 from Registrant’s Current Report on Form 8-K filed on July 7, 2005.

(24)	Incorporated by reference to Exhibit 10.03 from Registrant’s Current Report on Form 8-K filed on July 7, 2005.

(25)	Incorporated by reference to Exhibit 10.04 from Registrant’s Current Report on Form 8-K filed on July 7, 2005.

(26)	Incorporated by reference to Exhibit 10.01 from Registrant’s Current Report on Form 8-K filed on September 7, 2005.

(27)	Incorporated by reference to Exhibit 10.01 from Registrant’s Current Report on Form 8-K filed on December 12, 2005.

(28)	Incorporated by reference to Exhibit 10.01 from Registrant’s Current Report on Form 8-K filed on January 4, 2006.

(29)	Incorporated by reference to Exhibit 10.02 from Registrant’s Current Report on Form 8-K filed on January 4, 2006.

(30)	Incorporated by reference to Exhibit 10.03 from Registrant’s Current Report on Form 8-K filed on January 4, 2006.

(31)	Incorporated by reference to the exhibit of the same number from Registrant’s Registration Statement on Form S-1 filed on February 14, 2006.

(32)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on July 7, 2006.