Form 10-Q
period 2008-03-31
INSIGNIA SOLUTIONS PLC
filed 2009-01-28
CIK 1002390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 0-27012

Insignia Solutions plc

(Exact name of small business issuer as specified in its charter)

England and Wales	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7575 E. Redfield Road Suite 201 Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

(480) 922-8155
(Issuer's telephone number)

________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☒ No ☐

Indicate the number of shares outstanding of the issuer’s ordinary shares, as of the latest practicable date:  50,934,080 as of December 31, 2008.

ii

INSIGNIA SOLUTIONS PLC

iii

PART I – FINANCIAL INFORMATION

Forward-Looking Information

Unless otherwise indicated, the terms “Insignia,” the “Company,” “we,” “us,” and “our” refer to Insignia Solutions plc and its subsidiaries. In this Quarterly Report on Form 10-Q, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the forward-looking information. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto.

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “could,” “is likely,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Item 1.  Financial Statements.

INSIGNIA SOLUTIONS PLC
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except for share and per share data)
(unaudited)

	March 31,	December 31,
	2008	2007

Assets

Cash and equivalents	$5,167	$5,340
Other receivables	13	7
Prepaid expenses and other current assets	38	37
Total assets	$5,218	$5,384

Liabilities and Stockholders' Equity

Accounts payable	$72	$59
Accrued liabilities	879	867
Total liabilities	951	926

Stockholders' equity:
Preferred shares, 1 pence par value, 3,000,000 shares authorized, no stated interest rate or dividend preference, no shares issued or outstanding.	-	-
Ordinary shares, 1 pence par value, 110,000,000 shares authorized, 50,934,080 and 50,438,247 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	14,757	14,750
Ordinary share subscription	53	160
Paid-in capital	70,664	70,545
Accumulated deficit	(81,207)	(80,997)
Total stockholders' equity	4,267	4,458

Total liabilities and stockholders' equity	$5,218	$5,384

See accompanying notes to unaudited financial statements.

INSIGNIA SOLUTIONS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenues	$-	$883
Cost of goods sold	-	226
Gross profit	-	657
Operating expenses:
Sales and marketing	-	467
Research and development	-	354
General and administrative	259	1,210
Amortization of intangible assets	-	23

Total operating expenses	259	2,054

Operating loss	(259)	(1,397)
Other income (expense):
Interest income (expense), net	52	(28)
Other income (expense), net	(3)	(368)
Total other income (expense)	49	(396)

Loss before income tax provision	(210)	(1,793)
Income tax provision	-	-
Net loss	$(210)	$(1,793)

Net loss per share:
Basic and diluted	$(0.00)	$(0.04)

Weighted average common shares outstanding
Basic and diluted	50,904,455	50,438,247

See accompanying notes to unaudited financial statements.

INSIGNIA SOLUTIONS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:

Net loss	$(210)	$(1,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	120
Reclassification of other comprehensive loss	-	461
Stock-based compensation	20	72
Changes in assets and liabilities:
Accounts receivable	-	(384)
Other receivables	(6)	-
Prepaid expenses and other current assets	(1)	27
Other assets	-	(6)
Accounts payable	13	18
Accrued liabilities	12	(31)
Deferred revenue	-	20
Net cash used in operating activities	(172)	(1,496)

Cash flows from investing activities:
Purchases of property and equipment	-	(19)
Additional cash payment for business acquisition	-	(100)
Net cash used in investing activities	-	(119)

Cash flows from financing activities:
Net change in line of credit	-	99
Issuance costs of ordinary shares	(1)	-
Proceeds from third party debt	-	1,250
Repayment of third party debt	-	(20)
Cash flows from financing activities	(1)	1,329

Change in cash and equivalents	(173)	(286)

Cash and equivalents, beginning of period	5,340	341

Cash and equivalents, end of period	$5,167	$55

Supplemental cash flow information
Cash paid for interest	$-	$14

See accompanying notes to unaudited financial statements.

NOTE 1: BUSINESS

Insignia Solutions plc (the “Company”) commenced operations in 1986 and until April 2007 developed, marketed and supported Mobile Device Management (“MDM”) software technologies that enabled mobile operators and phone manufacturers to configure, update and upgrade mobile devices using standard over-the-air data networks.

In April 2007, the Company sold substantially all of its assets to Smith Micro Software, Inc. (Smith Micro) The Company now operates as a holding company with limited operating activities.  For the remainder of 2007, the Company’s ongoing operating activities consists of administrative and legal functions to maintain the Company’s corporate structure in order to identify a prospective operating entity to merge with.

In June 2008, the Company entered into an Agreement and Plan of Merger with DollarDays International, Inc. (see Note 5, Subsequent Events).

NOTE 2: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of Insignia Solutions plc have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2007 as reported in the Form 10-K, have been omitted.

Use of estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from the estimates.

Cash and Cash Equivalents–For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

NOTE 3: INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed based on the weighted average number of ordinary shares outstanding and excludes any potential dilution. Diluted income (loss) per share reflect potential dilution from the exercise or conversion of securities into ordinary shares. The effects of certain stock options and warrants are excluded from the determination of the weighted average ordinary shares outstanding for diluted income per share in each of the periods presented as the effects were antidilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s ordinary shares.

The following ordinary shares were excluded from the computation of net income (loss) per share because the effects were antidilutive:

	Three months ended March 31,
	2008	2007
Warrants	4,348,211	15,957,394
Stock options	2,788,376	3,928,403
Total	7,136,587	19,885,797

NOTE 4: EQUITY

During the three months ended March 31, 2008, the Company did not grant any options.

In January 2008, the Company issued 495,833 shares to certain warrant holders for previous warrant exercises and services rendered to the Company.  The issuances did not result in any proceeds to the Company in January 2008.

Total stock based compensation was approximately $20 and $72 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 5:  SUBSEQUENT EVENTS

On June 23, 2008, the Company entered into an Agreement and Plan of Merger with Dollar Days International, LLC (“DDI”), a Delaware corporation (the “Merger Agreement”).  Under the terms of the Merger Agreement, these transactions consisted of the following:

•	DDI formed a wholly-owned Delaware corporation, Dollar Days International, Inc. (“DDI Inc.”) and contributed all its assets and liabilities in exchange for 100% of the stock of DDI Inc.
•
DDI Inc. merged with the Company, whereby the Company agreed to issue 73,333,333 American Depository Receipts (ADRs), which are ordinary share equivalents of the Company for all of the outstanding common stock of DDI.

•	The combined entity agreed to issue an aggregate of 7,682,926 ADRs to a new investor in exchange for cash of $1,000.

The Company did not immediately issue all of the ADRs as the Company did not have sufficient authorized shares to permit such issuances.  The Company expects to resolve this issue through a shareholder vote in 2009 either to enact a reverse split or to increase the number of authorized shares the Company may issue.  There can be no assurance either such measure will be approved by the shareholders.

Under the Merger Agreement, the Company’s shareholders maintained approximately 37.1% ownership interest in the Company, DDI’s shareholders obtained 56.7%, and a new investor obtained 6.2% of the combined company stock.  The merger will be accounted for as a reverse merger whereby DDI is the accounting acquirer, resulting in a recapitalization of DDI’s equity.

Pursuant to the Merger Agreement, the surviving corporation agreed to issue the following dilutive securities:

•	Warrants to purchase approximately 6 million ADRs are to be issued in exchange for the cancellation of the outstanding options of DDI.
•	Warrants to purchase approximately 3.6 million ADRs are to be issued with an exercise price of $0.13 per ADR to an investment bank in exchange for services related to the merger.
•	Warrants to purchase approximately 8.6 million ADRs at an exercise price of $0.01 per ADR are to be issued to the Company’s Chairman.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.  The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.  This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on December 23, 2008.

Overview

We were incorporated under the laws of England and Wales on November 20, 1985 under the name Diplema Ninety Three Limited. We changed our name to Insignia Solutions Limited on March 5, 1986 and commenced operations on March 17, 1986 and, until April 4, 2007, developed, marketed and supported software technologies that enabled mobile operators and phone manufacturers to update, upgrade and configure the firmware of mobile devices using standard OTA data networks. Before 2003, our principal product line was the Jeode tm platform, based on our EVM technology. The Jeode platform was our implementation of Sun’s Java® technology tailored for smart devices. During 2001, we began development of a range of products (“Secure System Provisioning” or “SSP” products and renamed in 2005 “Device Management Suite” or “IDMS” and “Open Management Client” or “OMC”) for the mobile phone and wireless operator industry. The IDMS and OMC products allowed wireless operators and phone manufacturers to reduce customer care and software recall costs, as well as increase subscriber revenue by automatically configuring mobile phones to support existing mobile data services and deploy new mobile services based on dynamically provisional capabilities.

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

Sale of Assets to Smith Micro Software, Inc.

On February 11, 2007, we entered into the Asset Purchase Agreement (the “Asset Purchase Agreement”) with Smith Micro, pursuant to which Smith Micro agreed to acquire substantially all of our assets (the “Acquisition”).  Pursuant to the terms of the Acquisition, we agreed to indemnify Smith Micro against any and all claims and losses incurred or suffered by Smith Micro as a result of, among other things, any inaccuracy of any representation or warranty of the Company contained in the Asset Purchase Agreement for a period of one year, subject to a cap on our indemnity obligation of $5 million. The Acquisition was consummated on April 4, 2007.  Under the terms of the Asset Purchase Agreement, the aggregate consideration for the Acquisition was $18.575 million, consisting of:

•	$12.5 million in cash;
•	forgiveness of $2.0 million of indebtedness payable by Insignia to Smith Micro under a December 2006 Promissory Note; and
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

Smith Micro held back $1.5 million of the Acquisition consideration for twelve months as security for satisfaction of our indemnification obligations under the Asset Purchase Agreement, as amended.  On June 23, 2008, we and Smith Micro subsequently reached a settlement agreement and agreed to release all claims against each other pursuant to the Asset Purchase Agreement.

Since the April 2007 sale of substantially all of our assets, we have not generated any revenues from operations.  Through March 31, 2008, we operated as a holding company with limited operating activities and our operations generally consist of administrative expenses related to maintaining our corporate structure.

Results of Operations

Due to the sale of substantially all of our assets to Smith Micro in April 2007, we have had no revenue generating activities since that time and limited operating expenses.

Revenues

Revenues decreased 100%, from $883,000 for the three months ended March 31, 2007 to $0 for the three months ended March 31, 2008 as a result of the sale of revenue generating operations to Smith Micro in April 2007.  We currently do not have revenue generating operations.

Cost of revenue and gross margin

Cost of revenues include the cost of software licenses paid to third parties, amortization of intangibles, and personnel and overhead costs.  Gross margins for the three months ended March 31, 2008 and 2007 were 0% and 74%, respectively.

Operating expenses

Sales and marketing

Sales and marketing expenses decreased approximately 100% from $467,000 for the three months ended March 31, 2007 to $0 during the three months ended March 31, 2008.  This is due to the Acquisition and the cessation of sales and marketing activities at that time.

Research and development

Our research and development operations were sold to Smith Micro on April 4, 2007 resulting in a 100% decrease in costs from $354,000 for the quarter ended March 31, 2007 to $0 during the quarter ended March 31, 2008.

General and administrative

General and administrative expenses consist primarily of personnel and related overhead costs for finance, information systems and general management.  General and administrative expenses decreased 79% from $1,210,000 during the quarter ended March 31, 2007 to $259,000 for the quarter ended March 31, 2008.  The decrease is a result of the cessation of operating activities in April 2007 and the related reduction in personnel, overhead, information systems and management expenses.

Amortization of intangible assets

Amortization of intangible assets decreased 100% from $22,000 to $0 for the three months ended March 31, 2007 and 2008, respectively.  This is due to the Acquisition.

Interest income (expense), net

We incurred approximately $28,000 of net interest expense during the three months ended March 31, 2007 and generated approximately $52,000 of net interest income for the three months ended March 31, 2008.  This was due to our increased liquidity and cash holdings as a result of the Acquisition and reduction in on-going debt due to payments made after the Acquisition.

Other income (expense), net

Other income (expense) decreased from approximately $368,000 of expenses during the three months ended December 31, 2007 to approximately $3,000 of expenses during the three months ended March 31, 2008. This is primarily due to $250,000 in costs incurred related to cancellation of a joint venture in March 2007.

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents totaling $5.3 million, current assets of $5.4 million and total current liabilities of $0.9 million.

At March 31, 2008, we had cash and cash equivalents totaling $5.2 million total current assets of $5.2 million and total current liabilities of $1.0 million. The cash balance represents the remainder of the proceeds of the Acquisition.

As of March 31, 2008, we had no operations and we anticipate we will not generate any revenue until we consummate a business combination, at the earliest.  We estimate our capital resources are adequate to fund our limited operating activities for twelve months from the balance sheet date.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at March 31, 2008.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “ Fair Value Measurements ” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position 157-1, “ Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. ” (“FSP 157-1”). FSP 157-1 amends SFAS 157 to exclude leasing transactions accounted for under SFAS 13 and related guidance from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 175-2”), “ Effective Date of FASB Statement 157, ” which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed as fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for fiscal year 2009, however, FSP 157-2 delays the effective date for certain items to fiscal year 2010. We are evaluating the potential impact on our consolidated financial statements upon adoption of SFAS 157.

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

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  These controls were not effective based on the following factors:

•	We recently experienced turnover in the finance part of our organization, including the Chief Financial Officer, Corporate Controller and Swedish Controller positions.
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

Changes in Internal Control Over Financial Reporting.

In our efforts to continuously improve our internal controls, management is taking the following steps to enhance the following controls and procedures subsequent to the end of the fiscal quarter reported on this Form 10-Q as part of our remediation efforts:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this report, the Company is not currently involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	By Reference from Document

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGNIA SOLUTIONS PLC

January 28,2009	By:	/s/ Peter Engel
Date		Peter Engel
President, Chairman and Chief Executive Officer
(Principal Executive Officer)

January 28,2009	By:	/s/ Michael Moore
Date		Michael Moore
Chief Financial Officer
(Principal Financial Officer)