Form 10-Q
period 2008-06-30
INSIGNIA SOLUTIONS PLC
filed 2009-03-19
CIK 1002390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

__________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

Indicate the number of shares issued of each of the issuer’s classes of common stock, as of the latest practicable date: 101,227,045 as of March 17, 2009.

ii

INSIGNIA SOLUTIONS PLC

Table of Contents

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

Item 1. Financial Statements.

Insignia Solutions plc
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2008	2007

Assets
Cash and cash equivalents	$3,444,350	$18,265
Accounts receivable, net	45,901	50,227
Prepaid expenses and other current assets	51,792	22,475
Total current assets	3,542,043	90,967
Property and equipment, net	170,182	127,287
Deposits and other assets	61,848	45,199
Total assets	$3,774,073	$263,453

Liabilities and Shareholders' Equity (Deficit)

Accounts payable	$1,100,631	$1,230,674
Accrued expenses	519,368	96,432
Accrued interest	81,185	732,926
Deferred revenue	53,072	33,259
Convertible debt and other notes payable (including $0 and $5,569,525 due to related parties), net of discount	600,000	6,263,972
Liability for unauthorized, unissued shares	521,485	-
Other liabilities	2,452	698
Total current liabilities	2,878,193	8,357,961

Shareholders' equity (deficit):
Ordinary shares, 1 pence par value, 110,000,000 shares authorized, 126,682,430 shares to be issued and outstanding at June 30 and 16,209,663 issued and outstanding at December 31 (see Note 1)	2,503,878	320,384
Additional paid in capital	4,226,339	(2,211,698)
Accumulated deficit	(5,834,337)	(6,203,194)
Total shareholders' equity (deficit)	895,880	(8,094,508)

Total liabilities and shareholders' equity (deficit)	$3,774,073	$263,453

See accompanying notes to unaudited consolidated financial statements.

Insignia Solutions plc
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net revenues	$2,863,477	$2,852,759	$5,234,647	$5,138,609
Cost of goods sold	2,035,087	1,958,944	3,708,590	3,601,273
Gross profit	828,390	893,815	1,526,057	1,537,336
Operating expenses:
Sales and marketing	549,631	506,685	1,041,902	917,217
General and administrative	573,159	595,027	971,551	1,192,404
Total operating expenses	1,122,790	1,101,712	2,013,453	2,109,621

Operating loss	(294,400)	(207,897)	(487,396)	(572,285)
Other income (expense):
Interest expense	86,529	(191,164)	(174,233)	(434,536)
Gain on debt conversion	1,113,849	-	1,113,849	-
Mark to market gains (losses) on liability for unauthorized shares	(179,896)		(179,896)
Advertising revenue and other	59,229	35,100	96,533	38,900
Total other income (expense)	1,079,711	(156,064)	856,253	(395,636)

Net income (loss)	$785,311	$(363,961)	$368,857	$(967,921)

Net income (loss) per share:
Basic	$0.03	$(0.02)	$0.02	$(0.06)
Diluted	$0.03	$(0.02)	$0.02	$(0.06)

Weighted average common shares outstanding
Basic	24,707,568	16,209,663	20,458,616	16,209,663
Diluted	25,146,104	16,209,663	20,705,292	16,209,663

See accompanying notes to unaudited consolidated financial statements.

Insignia Solutions plc
Consolidated Statement of Shareholders’ Equity (Deficit)
(unaudited)

			Additional
	Ordinary Shares		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2007	16,209,663	$320,384	$(2,211,698)	$(6,203,194)	$(8,094,508)

Net income	-	-	-	368,857	368,857
Shares issued in connection with debt conversion	51,855,761	1,024,929	4,117,268	-	5,142,197
Recapitalization from reverse merger – shares retained by Insignia’s shareholders	50,934,080	1,006,712	1,763,078	-	2,769,790
Shares issued for cash, net of offering costs of $80,000	4,225,609	83,519	386,481	-	470,000
Shares issued as satisfaction of shareholder advance	3,457,317	68,334	381,666	-	450,000
Amortization of stock based compensation awards	-	-	131,133	-	131,133
Reclassification for liability associated with
unauthorized, unissued shares	-	-	(341,589)	-	(341,589)
Balance at June 30, 2008	126,682,430	$2,503,878	$4,226,339	$(5,834,337)	$895,880

See accompanying notes to unaudited consolidated financial statements.

Insignia Solutions plc
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:

Net income (loss)	$368,857	$(967,921)
Adjustments to reconcile net income (loss )to net cash used in operating activities:
Interest paid-in-kind	-	138,756
Gain on debt conversion	(1,113,849)	-

Mark to market gains /losses on liability for unauthorized shares	179,896	-
Depreciation and amortization	19,036	25,693
Amortization of debt discount	12,480	3,358
Bad debt expense	3,236	26,786
Stock-based compensation	131,133	30,681
Stock options issued for interest expense	-	64,096
Changes in assets and liabilities:
Accounts receivable	1,090	(72,280)
Inventory	-	124,630
Prepaid and other current assets	(12,670)	11,768
Deposits and other assets	28,757	-
Accounts payable	(204,083)	(307,254)
Accrued expenses	71,021	(55,333)
Accrued interest	125,354	190,129
Deferred revenue	19,813	17,689
Other liabilities	1,754	6,596
Net cash used in operating activities	(368,175)	(762,606)

Cash flows from investing activities:
Cash acquired in connection with reverse merger, net of acquisition costs	3,133,692	-
Purchases of equipment	(61,932)	-
Net cash provided by investing activities	3,071,760	-

Cash flows from financing activities:
Proceeds from equity issuance, net of offering costs	470,000	-
Advances on line of credit	-	34,581
Proceeds from issuance of debt	517,500	546,278
Repayments of debt	(265,000)	-
Net cash provided by financing activities	722,500	580,859

Change in cash and cash equivalents	3,426,085	(181,747)

Cash and cash equivalents, beginning of period	18,265	-

Cash and cash equivalents, end of period	$3,444,350	$(181,747)

Supplemental cash flow disclosures:
Noncash financing and investing activities - conversion of convertible debt and other notes payable to equity	$6,256,046	$202,668

Conversion of shareholder advance to equity	$450,000	$20,921

Net noncash liabilities assumed in reverse merger	$(363,903)	$-

Cash paid for interest	$36,423	$102,294

See accompanying notes to unaudited consolidated financial statements.

Note 1:  Background and Basis of Presentation

Until June 23, 2008, Insignia Solutions plc, a corporation organized under the laws of England and Wales (“Insignia”) operated as a shell company.  On June 23, 2008, DollarDays International LLC (“DollarDays”) entered into a series of transactions to effect a reverse merger with Insignia (the “Merger”).  These transactions consisted of the following:

•	DollarDays formed a wholly owned Delaware corporation DollarDays International, Inc. (“DDI Inc.”) and contributed all its assets and liabilities in exchange for 100% of the stock of DDI Inc.

•
DDI Inc. merged with Joede, Inc., a Delaware corporation and a wholly-owned subsidiary of Insignia, whereby DDI Inc. was the surviving corporation and a wholly-owned subsidiary of Insignia and Insignia agreed to issue 73,333,333 American Depository Receipts (“ADRs”), which are common stock equivalents of Insignia in exchange for all of the outstanding common stock of DDI Inc.

•	The combined entity was to issue an aggregate of 7,682,926 ADRs to a new investor in exchange for cash of $550,000 and the conversion of note payable of $450,000.

Under the agreement and plan of merger, Insignia shareholders maintained approximately 37.1% ownership of the combined company, DDI Inc. shareholders obtained 56.7%, and a new investor obtained 6.2% of the combined company stock.  The Merger is accounted for as a reverse merger whereby DDI Inc is the accounting acquirer resulting in a recapitalization of DDI Inc. equity.  Accordingly, the Company has retroactively restated all equity and per share amounts for periods prior to the Merger to reflect the equivalent amounts based on the exchange ratio set forth in the Merger. See Note 3 for a complete description of these transactions.

DDI Inc., through its website, www.DollarDays.com is an Internet based wholesaler of general merchandise to small independent resellers.  Orders are placed by customers through the website where, upon successful payment, the merchandise is shipped directly from the vendors’ warehouses.

The financial statements set forth herein include the accounts and results of DDI Inc. and include the results of Insignia and its subsidiaries beginning with the date of acquisition (collectively the “Company”).  Because DDI Inc. is the accounting acquirer, all historical financial information for periods prior to June 23, 2008 are those of DDI Inc. and do not reflect the activities of Insignia.  All intercompany amounts are eliminated in consolidation.

As indicated in Note 3, the Company has not issued all of the consideration required to be issued in connection with the Merger.  However, the accompanying financial statements reflect as shares outstanding all amounts that are to be issued under the terms of the Merger and the Company is presenting a liability for the shares in excess of the authorized shares.  The Company believes this presentation provides the most meaningful information to investors with respect to the Company’s financial position, capitalization and per share financial information.

Certain reclassifications have been made to prior period reported amounts to conform to current year presentation.

Note 2:  Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a recent history of operating losses and negative operating cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Note 3:  Business Combinations

On June 23, 2008, Insignia and its wholly-owned subsidiary, Joede, Inc., a Delaware corporation (“Joede”), entered into an agreement and plan of merger (the “Merger Agreement”) with DDI Inc and all of the stockholders of DollarDays (the “DollarDays Stockholders”), whereby Joede was merged with and into DollarDays, with DollarDays being the surviving entity.

Pursuant to the Merger, Insignia acquired all of the issued and outstanding capital stock of DDI Inc. (the “DollarDays Capital Stock”).  In exchange for all of the DollarDays Capital Stock, Insignia was required to: (1) issue 73,333,333 American Depository Shares (“ADSs”), as evidenced by American Depository Receipts (“ADRs”), of Insignia to DollarDays’ Stockholders, with each ADS representing one ordinary share of Insignia, (2) issue a warrant for 8,551,450 ADSs at a price of $0.01 per ADS to Peter Engel, the chief executive officer of DDI Inc., (3) issue a warrant for 3,603,876 ADSs at a price of $0.13 per ADS to a financial advisor to DDI Inc., and (4) issue options to purchase 7,360,533 ADSs, in replacement of outstanding DDI Inc. options.  In addition, Insignia agreed to issue 7,682,926 ADSs at a price of $0.13 to an investor in Dollardays (“Amorim”) in repayment of a note of $450,000 and for cash of $550,000.   Also, the Company intends to issue warrants to purchase 570,962 shares at an exercise price of $0.12 per share to an investment bank for merger related services.

As a result of Insignia not having enough authorized capital to issue all of the consideration due pursuant to the Merger Agreement, as a closing condition to the Merger Agreement, Insignia was required to (1) issue 46,978,375 ADSs to Dollardays’ Stockholders at the time of the closing of the Merger, (2) issue 4,921,791 ADSs to Amorim and (3) take all necessary actions, including obtaining stockholder approval as may be necessary, to authorize and deliver the remaining consideration due under the terms of the Merger Agreement.

As of the date of this Report on Form 10-Q, Insignia has issued 44,695,981 ADSs to DollarDays Stockholders and 5,596,984 ADSs to Amorim, representing approximately 49.7% of the issued and outstanding ordinary shares of Insignia.  Insignia intends to propose to stockholders, for their approval, a resolution to increase the authorized capital of the Company at its next Annual General Meeting so that Insignia can fulfill its obligations to issue the remaining consideration under the terms of the Merger Agreement.  On November 12, 2008, our Board of Directors approved an increase of the authorized capital from 110,000,000 ordinary shares to 300,000,000 ordinary shares, which it intends to submit for stockholder approval.  Assuming the increased authorized share capital is approved and the remaining Merger consideration is issued, the DollarDays Stockholders will own approximately 63% of the issued and outstanding ordinary shares of Insignia.

As the total number of ordinary shares to be issued, 126,682,430, exceeds the currently authorized number of ordinary shares, the Company recognized a liability of $521,485 at June 30, 2008 for the fair value of unauthorized, unissued shares.  The fair value of the liability for unauthorized, unissued shares has been recorded at market value as of June 30, 2008, and a corresponding loss of $179,896 has been recognized due to changes in the fair value of the liability during the period presented.

In connection with accounting for the Merger as a reverse merger whereby DDI Inc is the accounting acquirer resulting in a recapitalization of DDI Inc. equity, the Company has retroactively restated all equity and per share amounts for periods prior to the Merger to reflect DDI Inc. shares of 16,209,663 and Insignia shares of 50,943,080.  The Insignia shares were recast at a value of $2,769,790.

Note 4:  Net Income (Loss) Per Share

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted per share reflect potential dilution from the exercise or conversion of securities into common stock. The effects of certain stock options and warrants are excluded from the determination of the weighted average common shares outstanding for diluted income per share in each of the periods presented as the effects were antidilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s common stock.    The following table includes the stock options and warrants that are dilutive for each of the periods presented and are therefore included in the Company’s diluted earnings per share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$785,311	$(363,961)	$368,857	$(967,921)

Basic weighted average common shares outstanding	24,707,568	16,209,663	20,458,616	16,209,663
Add incremental shares for:
Stock options	-	-	-	-
Warrants	438,536	-	246,676	-
Diluted weighted average common shares outstanding	25,146,104	16,209,663	20,705,292	16,209,663

Net income per share:
Basic	$0.03	$(0.02)	$0.02	$(0.06)
Diluted	$0.03	$(0.02)	$0.02	$(0.06)

 Note 5:  Stock Options

The Company has historically granted stock options to certain vendors and employees as well as in connection with certain financing transactions.

The following table summarizes the Company’s stock option activity:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2007	7,360,533	$0.22
Grants	2,788,376	0.90
Forfeitures	(1,345,568)	0.24
Exercises	-	-

Outstanding at June 30, 2008	8,803,341	$0.43	2.4

Exerciseable at June 30, 2008	8,803,341	$0.43	2.4

 The 7,360,533 options outstanding at December 31, 2007 represent the replacement options granted to existing option holders of DDI Inc. as set forth in the Merger Agreement.

The grants set forth in the table above represent the existing pre-Merger outstanding options of Insignia that are reflected as grants beginning with the date of the Merger.  As these represent existing outstanding awards for which the requisite service period has already been rendered, no compensation expense has been recorded during the six months ended June 30, 2008.

The options have no intrinsic value as of June 30, 2008.

The following table sets forth exercise prices of outstanding options at June 30, 2008:

Exercise Price	Number of Shares

$0.09 - $0.20	5,234,244
$0.21 - $0.40	2,052,951
$0.41 - $0.70	917,146
$0.71 - $1.00	120,000
> $1.00	479,000

Note 6:  Warrants

The following table summarizes the Company’s warrant activity:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2007	-	$-
Grants	17,074,499	0.15
Forfeitures	-	-
Exercises	-	-

Outstanding at June 30, 2008	17,074,499	$0.15	4.2

Exerciseable at June 30, 2008	17,074,499	$0.15	4.2

Grants for the six months ended June 30, 2008 include the following:

•
Warrants to purchase 4,348,211 shares that represent existing pre-Merger outstanding warrants that are reflected as grants as of the date of Merger.  As these represent existing outstanding awards for which the requisite service period has already been rendered, no compensation expense has been recorded during the six months ended June 30, 2008.

•
Warrants to purchase 8,551,450 shares at an exercise price of $0.01 per share that were granted to the Company’s Chairman in connection with Merger related services.  All warrants were fully vested at the date of grant.  The Company recorded stock based compensation expense of $115,445 during the three and six months ended June 30, 2008 associated with this award based on the following assumptions used in the Black Scholes model:

o	Stock price: $0.02
o	Volatility: 58%
o	Expected life: 5 years
o	Risk free rate: 3.5%
•
Warrants to purchase 3,603,876 shares at an exercise price of $0.13 per share that were granted to an investment bank for Merger related services.  As these amounts were consideration associated with the recapitalization, they were recorded as part of the recapitalization accounting and no expense was recognized during the three or six months ended June 30, 2008.

•
Warrants to purchase 570,962 shares at an exercise price of $0.12 per share that were granted to an investment bank for Merger related services.  As these amounts were consideration associated with the recapitalization, they were recorded as part of the recapitalization accounting and no expense was recognized during the three or six months ended June 30, 2008.

All warrants granted during the six months ended June 30, 2008 are immediately vested.  All pre-Merger outstanding warrants expire between February 2010 and December 2010, and the warrants granted for Merger related services expire on June 23, 2013.  The warrants had an intrinsic value of $171,029 at June 30, 2009.

Note 7:  Debt Conversion

During the quarter certain noteholders of the Company converted their principal and accrued interest to ordinary shares of the Company.  The conversion of debt to equity resulted in a conversion of $6,256,046 debt to 51,855,761 of ordinary shares of the Company.  The Company also recognized a gain of $1,113,849 related to the conversion of debt to equity from non-related parties.

Note 8:  Subsequent Events

On February 25, 2009, the Company’s Board of Directors approved the grant of an aggregate of 14,756,360 shares of restricted stock vesting as follows:
•	Twenty percent at the date of grant
•
Twenty percent on the first anniversary of the date of grant conditional upon the achievement of a closing price not less than $0.06 and daily volume of 50,000 shares for 25 days of the 30 day period immediately prior to the anniversary date

•
Thirty percent on the second anniversary of the date of grant conditional upon the achievement of a closing price not less than $0.10 and daily volume of 50,000 shares for 25 days of the 30 day period immediately prior to the anniversary date

•
Thirty percent on the third anniversary of the date of grant conditional upon the achievement of a closing price not less than $0.15 and daily volume of 50,000 shares for 25 days of the 30 day period immediately prior to the anniversary date

As the Company did not have available authorized shares available for the grant of restricted stock, the Company will issue the shares at a future date when shares are available.

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

Overview

We provide general merchandise for resale to smaller, independent businesses through our Internet website at www.DollarDays.com.  Our objective is to provide a one-stop discount shopping destination for general merchandise for distributors, retailers and non-profits nationwide seeking case-sized lots at bulk pricing.  We launched our first website through which customers could purchase products in October 2001.  The site offers customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative sales channel.  We believe our website offers a unique benefit to smaller businesses in that they are able to purchase goods from wholesalers and importers in single discounted case lots, with no minimum purchase requirements.  We believe the prevailing reason our business has been able to obtain bulk pricing for single case lots is our sales channel and ability to reach smaller distributors, retailers and non-profits that most general merchandise suppliers cannot economically reach. We provide all the logistics and customer support to serve this sales channel and are responsible for growing our customer base.

We continually add new, limited inventory products to our website in order to create an atmosphere that encourages customers to visit frequently and purchase products before the inventory sells out.  Through our Internet catalog, we offer approximately 25,000 products, including up to 10,000 closeout items at further discounted prices.  Closeout merchandise is typically available in inconsistent quantities and prices.

We accept orders, either online or via telephone sales staff, collect payment in the form of credit or debit card, PayPal or similar means, and coordinate with manufacturers, importers and close-out specialists regarding delivery particulars.  PayPal refers to the online payment platform located at www.paypal.com and its localized counterparts.  Our proprietary software and service procedures allow us to sell merchandise to a single customer, and bill as a singer order, items purchased and delivered from multiple suppliers.  We do not take possession of inventory, but we are responsible for processing customer claims and returns.

Our website has a registered base of approximately 1,250,000 small businesses and receives approximately 2 million monthly page views.  We receive an average of approximately 3,000 orders per month.  Our target audience, typically smaller businesses, accounts for approximately 20% of overall US retail market.

Our historical success has resulted largely from the size of our community of active users.  We had approximately 29,000 active users at the end of 2007, compared to approximately 26,000 users at the end of 2006.  We define an active user as any user who bought or sold an item during the most recent 12-month period.

We believe our sales and marketing efforts make inefficient markets more efficient because:

•      Our website includes more than 25,000 items on any given day and makes available to our users a wide variety of goods; and
•      We bring buyers and sellers together for lower costs than traditional intermediaries.

We have had increased success throughout the years attracting repeat customers.  In 2006, approximately 27% of our sales volume was purchased by individuals who purchased through our website four times or more.  In 2007 and 2008, the sales volume of individuals who purchased through our website four times or more increased to 31% and 40%, respectively.

Reverse Merger with Insignia Solutions plc

On June 23, 2008, we entered into a series of transactions to effect a reverse merger with Insignia (the “Merger”).  These transactions consisted of the following:

•      We formed a wholly owned Delaware corporation DollarDays International, Inc. (“DDI Inc.”) and contributed all our assets and liabilities in exchange for 100% of the stock of DDI Inc.

     •   DDI Inc. merged with Joede, Inc., a Delaware corporation and a wholly-owned subsidiary of Insignia, whereby DDI Inc. was the surviving corporation and a wholly-owned subsidiary of Insignia and Insignia agreed to issue 73,333,333 American Depository Receipts (“ADRs”), which are common stock equivalents of Insignia in exchange for all of the outstanding common stock of DDI Inc.

•      The combined entity was to issue an aggregate of 7,682,926 ADRs to Amorim in exchange for cash of $550,000 and the conversion of note payable of $450,000.

Under the agreement and plan of merger, Insignia shareholders maintained approximately 37.1% ownership of the combined company, DDI Inc. shareholders obtained 56.7%, and Amorim obtained 6.2% of the combined company stock.  The Merger is accounted for as a reverse merger whereby DDI Inc. is the accounting acquirer resulting in a recapitalization of DDI Inc. equity.  Accordingly, the Company has retroactively restated all equity and per share amounts for periods prior to the Merger to reflect the equivalent amounts based on the exchange ratio set forth in the Merger Agreement.

As a result of Insignia not having enough authorized capital to issue all of the consideration due pursuant to the Merger Agreement, as a closing condition to the Merger Agreement, Insignia was required to (1) issue 46,978,375 ADSs to Dollardays’ Stockholders at the time of the closing of the Merger, (2) issue 4,921,791 ADSs to Amorim and (3) take all necessary actions, including obtaining stockholder approval as may be necessary, to authorize and deliver the remaining consideration due under the terms of the Merger Agreement.

As of the date of this Report on Form 10-Q, Insignia has issued 44,695,981 ADSs to DollarDays Stockholders and 5,596,984 ADSs to Amorim, representing approximately 49.7% of the issued and outstanding ordinary shares of Insignia.  Insignia intends to propose to stockholders, for their approval, to increase the authorized capital of the Company at its next Annual General Meeting so that Insignia can fulfill its obligations to issue the remaining consideration under the terms of the Merger Agreement.  On November 12, 2008, our Board of Directors approved an increase of the authorized capital from 110,000,000 ordinary shares to 300,000,000 ordinary shares, which it intends to submit for stockholder approval.  Assuming the increased authorized share capital is approved and the remaining Merger consideration is issued, the DollarDays Stockholders will own approximately 63% of the issued and outstanding ordinary shares of Insignia.

Because DDI Inc. is the accounting acquirer, all historical financial information for periods prior to June 23, 2008 are those of DDI Inc. and do not reflect the activities of Insignia.

Results of Operations

Net Revenues

			Change from	Percent Change
Net revenues	2008	2007	Prior Year	from Prior Year
Three months ended June 30,	2,863,477	2,852,759	10,718	0.4%
Six months ended June 30,	5,234,647	5,138,609	96,038	1.9%

Net revenues increased slightly during the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007, but could not be traced to any single defining factor.

Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Cost of Goods Sold

			Change from	Percent Change
Cost of goods sold	2008	2007	Prior Year	from Prior Year
Three months ended June 30,	2,035,087	1,958,944	76,143	3.9%
Six months ended June 30,	3,708,590	3,601,273	107,317	3.0%

Cost of goods sold increased during the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 due primarily to increased shipping costs related to higher fuel costs.

Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Sales and Marketing

			Change from	Percent Change
Sales and marketing	2008	2007	Prior Year	from Prior Year
Three months ended June 30,	549,631	506,685	42,946	8.5%
Six months ended June 30,	1,041,902	917,217	124,685	13.6%

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users.  Sales and marketing expenses increased in the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 due to an increase in promotional campaigns and increased search engine optimization fees.  We believe that this shift in marketing activities provides a more focused, cost-efficient means of attracting customers.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

			Change from	Percent Change
General and administrative	2008	2007	Prior Year	from Prior Year
Three months ended June 30,	573,159	595,027	(21,868)	-3.7%
Six months ended June 30,	971,551	1,192,404	(220,853)	-18.5%

General and administrative expenses decreased in the three and six months ended June 30, 2008 as compared to the three months ended June 30, 2007 based on the following:

•	A decrease in management, IT salaries, and management fees as we streamlined our organizational structure and brought certain activities in-house; partially offset by

•
An increase in stock based compensation expense primarily attributable to $1,041,567 incurred in the three months ended June 30, 2008 related to the granting of warrants to our Chairman in connection with the Merger transaction; partially offset by $115,445 recorded as stock based compensation expenses.

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Interest Expense

			Change from	Percent Change
Interest expense	2008	2007	Prior Year	from Prior Year
Three months ended June 30,	86,529	(191,164)	277,694	-145.3%
Six months ended June 30,	(174,233)	(434,536)	260,303	-59.9%

Interest expense represents interest incurred on our convertible notes and other notes payable.   In June 2008, our debtholders agreed to convert all but $600,000 of our outstanding debt into shares of common stock in connection with the Merger.  As part of this transaction, the participating debtholders agreed to waive interest incurred after February 29, 2008, resulting in a reversal of approximately $138,679 of interest expense in the three and six months ended June 30, 2008.

Advertising Revenue and Other

			Change from	Percent Change
Advertising revenue and other	2008	2007	Prior Year	from Prior Year
Three months ended June 30,	59,229	35,100	24,129	68.7%
Six months ended June 30,	96,533	38,900	57,633	148.2%

Advertising revenue and other increased during the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 as the Company increased its promotion and sale of banner and other website advertising on its site.

Net Income (Loss)

			Change from	Percent Change
Net loss	2008	2007	Prior Year	from Prior Year
Three months ended June 30,	785,311	(363,961)	1,149,272	-315.8%
Six months ended June 30,	368,857	(967,921)	1,336,778	-138.1%

The Company recognized net income during the three and six months ended June 30, 2008 as compared to a net loss for the three and six months ended June 30, 2007 due primarily to a gain of $1,113,849 recognized related to the Company’s debt conversion.

Liquidity and Capital Resources

Our operating cash outflows were $368,175 for the six months ended June 30, 2008, as compared to $762,606 for the six months ended June 30, 2007, a decrease of $394,431.  We experienced a smaller amount of net cash outflows in 2007 as we improved our operating profit margins based on cost-containment initiatives.

 Investing cash inflows for the six months ended June 30, 2008 consisted of $3,071,760 of cash acquired in connection with the Merger, net of acquisition costs of approximately $388,000, partially offset by $61,932 of investments in additional equipment to support our business operations.   There were no investing cash outflows in the six months ended June 30, 2007

Financing cash inflows were $722,500 for the six months ended June 30, 2008 as compared to $580,859 for the six months ended June 30, 2007.  Financing cash inflows in the six months ended June 30, 2008 consisted of $920,000 of proceeds from equity issuances (net of offering costs of $80,000) and $517,500 of proceeds from the issuance of long term debt, offset by $265,000 of repayments of long term debt.  Financing cash flows in the six months ended June 30, 2007 consisted of proceeds from the issuance of long term debt and advances on our line of credit.

Our financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have a recent history of operating losses and operating cash outflows.  These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at June 30, 2008.

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  These controls were not effective based on the following factors:

•	We have recently merged with an entity that maintains accounts in foreign countries with which we are unfamiliar in doing business
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

We began remediation efforts in 2009 to address deficiencies in our disclosure controls and procedures.  We expect most deficiencies to be corrected during 2009.

Changes in Internal Controls Over Financial Reporting

There have not been  any changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ending June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

As of the date of this report, the Company is not currently involved in any legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Merger, Insignia acquired all of the DollarDays Capital Stock.  In exchange for all of the DollarDays Capital Stock, Insignia was required to: (1) issue 73,333,333 ADSs, evidenced by ADRs, to Dollardays’ Stockholders, with each ADS representing one ordinary share of Insignia, (2) issue a warrant for 8,551,450 ADSs at a price of $0.01 per ADS to Peter Engel, the chief executive officer of Dollardays, (3) issue a warrant for 3,603,876 ADSs at a price of $0.13 per ADS to a financial advisor to Dollardays, and (4) issue options to purchase 7,360,533 ADSs, in replacement of outstanding Dollardays options.  In addition, Insignia agreed to issue 7,682,926 ADSs at a price of $0.13 to Amorim in repayment of a note.  Also, the Company will issue warrants to purchase 570,962 shares at an exercise price of $0.12 per share to an investment bank for merger related services.

As a result of Insignia not having enough authorized capital to issue all of the consideration due pursuant to the Merger Agreement, as a closing condition to the Merger Agreement, Insignia was required to (1) issue 46,978,375 ADSs to Dollardays’ Stockholders at the time of the closing of the Merger, (2) issue 4,921,791 ADSs to Amorim and (3) take all necessary actions, including obtaining stockholder approval as may be necessary, to authorize and deliver the remaining consideration due under the terms of the Merger Agreement.

As of the date of this Report on Form 10-Q, Insignia has issued 44,695,981 ADSs to DollarDays Stockholders and 5,596,984 ADSs to Amorim, representing approximately 49.7% of the issued ordinary shares of Insignia.

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
(Principal Financial Officer)