Form 10-Q
period 2008-09-30
INSIGNIA SOLUTIONS PLC
filed 2009-03-19
CIK 1002390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  101,227,045 as of March 17, 2009.

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

Item 1.	Financial Statements.

Insignia Solutions plc
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2008	2007

Assets

Cash and cash equivalents	$2,394,524	$18,265
Accounts receivable, net	62,270	50,227
Prepaid expenses and other current assets	115,005	22,475
Total current assets	2,571,799	90,967
Property and equipment, net	173,102	127,287
Deposits and other assets	42,352	45,199
Total assets	$2,787,253	$263,453

Liabilities and Shareholders' Equity (Deficit)

Accounts payable	$1,131,019	$1,230,674
Accrued expenses	438,779	96,432
Accrued interest	-	732,926
Deferred revenue	44,126	33,259
Convertible debt and other notes payable (including $0 and $5,569,525 due to related parties), net of discount	-	6,263,972
Liability for unauthorized, unissued shares	521,485	-
Other liabilities	3,838	698
Total current liabilities	2,139,247	8,357,961

Shareholders' equity (deficit):
Ordinary shares, 1 pence par value, 110,000,000 shares authorized, 126,682,430 shares to be issued and outstanding at September 30 and 16,209,663 issued and outstanding at December 31 (see Note 1)	2,503,878	320,384
Additional paid in capital	4,232,272	(2,211,698)
Accumulated deficit	(6,088,144)	(6,203,194)
Total shareholders' equity (deficit)	648,006	(8,094,508)

Total liabilities and shareholders' equity (deficit)	$2,787,253	$263,453

See accompanying notes to unaudited consolidated financial statements.

Insignia Solutions plc
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net revenues	$3,623,771	$2,789,314	$8,858,418	$7,927,923
Cost of goods sold	2,513,754	1,999,457	6,222,344	5,600,730
Gross profit	1,110,017	789,857	2,636,074	2,327,193
Operating expenses:
Sales and marketing	713,281	447,674	1,755,182	1,364,890
General and administrative	733,842	465,884	1,705,395	1,658,290

Total operating expenses	1,447,123	913,558	3,460,577	3,023,180

Operating loss	(337,106)	(123,701)	(824,503)	(695,987)
Other income (expense):
Interest expense	(2,641)	(302,917)	(176,874)	(737,453)
Gain on debt conversion	-	-	1,113,849	-
Mark to market gains (losses) on liability for unauthorized shares	-		(179,896)
Advertising revenue and other	85,941	30,657	182,474	69,557

Total other income (expense)	83,299	(272,260)	939,553	(667,896)

Net income (loss)	$(253,807)	$(395,961)	$115,050	$(1,363,883)

Net income (loss) per share:
Basic	$-	$(0.02)	$-	$(0.08)
Diluted	$-	$(0.02)	$-	$(0.08)

Weighted average common shares outstanding
Basic	126,682,430	16,209,663	56,125,006	16,209,663
Diluted	132,383,397	16,209,663	58,442,324	16,209,663

See accompanying notes to unaudited consolidated financial statements.

Insignia Solutions plc
Consolidated Statement of Shareholders’ Equity (Deficit)
(unaudited)

			Additional
	Ordinary Shares		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2007	16,209,663	$320,384	$(2,211,698)	$(6,203,194)	$(8,094,508)

Net income	-	-	-	115,050	115,050
Shares issued in connection with debt conversion	51,855,761	1,024,929	4,117,268	-	5,142,197
Recapitalization from reverse merger - shares retained by Insignia’s shareholders	50,934,080	1,006,712	1,763,078	-	2,769,790
Shares issued for cash, net of offering costs of $80,000	6,146,341	121,482	348,518	-	470,000
Shares issued as satisfaction of shareholder advance	1,536,585	30,371	419,629	-	450,000
Amortization of stock based compensation awards	-	-	137,066	-	137,066
Reclassification for liability associated with unauthorized, unissued shares	-	-	(341,589)	-	(341,589)

Balance at September 30, 2008	126,682,430	$2,503,878	$4,232,272	$(6,088,144)	$648,006

See accompanying notes to unaudited consolidated financial statements.

Insignia Solutions plc
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:

Net income (loss)	$115,050	$(1,363,883)
Adjustments to reconcile net income (loss )to net cash used in operating activities:
Interest paid-in-kind	-	140,973
Gain on debt conversion	(1,113,849)	-
Mark to market gains /losses on liability for unauthorized shares	179,896	-
Depreciation and amortization	30,859	39,269
Amortization of debt discount	12,480	19,132
Bad debt expense	5,578	42,901
Stock-based compensation	137,066	45,576
Stock options issued for interest expense	-	102,694
Changes in assets and liabilities:
Accounts receivable	(17,621)	(58,812)
Inventory	-	124,630
Prepaid and other current assets	(47,125)	7,830
Deposits and other assets	19,496	7,250
Accounts payable	(173,695)	(399,921)
Accrued expenses	(9,569)	(83,804)
Accrued interest	44,168	348,987
Deferred revenue	10,867	43,276
Other liabilities	3,140	9,895
Net cash used in operating activities	(803,259)	(974,007)

Cash flows from investing activities:
Cash acquired in connection with reverse merger, net of acquisition costs	3,133,692	-
Purchases of equipment	(76,674)	(20,545)
Net cash provided by investing activities	3,057,018	(20,545)

Cash flows from financing activities:
Proceeds from equity issuance, net of offering costs	470,000	-
Advances on line of credit	-	56,580
Proceeds from issuance of debt	517,500	997,528
Repayments of long-term debt	(865,000)	(250,000)
Net cash provided by financing activities	122,500	804,108

Change in cash and cash equivalents	2,376,259	(190,444)

Cash and cash equivalents, beginning of period	18,265	202,668

Cash and cash equivalents, end of period	$2,394,524	$12,224

Supplemental cash flow disclosures:
Noncash financing and investing activities -
conversion of convertible debt and other notes payable to equity	$6,256,046	$-
Conversion of advance to equity	$450,000	$-
Net noncash liabilities assumed in reverse merger	$(363,903)	$-
Cash paid for interest	$120,250	$125,667

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

The financial statements set forth herein include the accounts and results of DDI Inc and include the results of Insignia and its subsidiaries beginning with the date of acquisition (collectively the “Company”).  Because DDI Inc. is the accounting acquirer, all historical financial information for periods prior to June 23, 2008 are those of DDI Inc. and do not reflect the activities of Insignia.  All intercompany amounts are eliminated in consolidation.

As indicated in Note 3, the Company has not issued all of the consideration required to be issued in connection with the Merger.  However, the accompanying financial statements reflect as shares outstanding all amounts that are to be issued under the terms of the Merger and the Company is presenting a liability for the shares in excess of the authorized shares..  The Company believes this presentation provides the most meaningful information to investors with respect to the Company’s financial position, capitalization and per share financial information.

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

Pursuant to the Merger, Insignia acquired all of the issued and outstanding capital stock of DDI Inc.  (the “DollarDays Capital Stock”).  In exchange for all of the DollarDays Capital Stock, Insignia was required to: (1) issue 73,333,333 American Depository Shares (“ADSs”), as evidenced by American Depository Receipts (“ADRs”), of Insignia to DollarDays’ Stockholders, with each ADS representing one ordinary share of Insignia, (2) issue a warrant for 8,551,450 ADSs at a price of $0.01 per ADS to Peter Engel, the chief executive officer of DDI Inc. , (3) issue a warrant for 3,603,876 ADSs at a price of $0.13 per ADS to a financial advisor to DDI Inc. , and (4) issue options to purchase 7,360,533 ADSs, in replacement of outstanding DDI Inc.  options.  In addition, Insignia agreed to issue 7,682,926 ADSs at a price of $0.13 to an investor in DollarDays (“Amorim”) in repayment of a note of $450,000 and for cash of $550,000.  Also, the Company intends to issue warrants to purchase 570,962 shares at an exercise price of $0.12 per share to an investment bank for merger related services.

As a result of Insignia not having enough authorized capital to issue all of the consideration due pursuant to the Merger Agreement, as a closing condition to the Merger Agreement, Insignia was required to (1) issue 46,978,375 ADSs to Dollardays’ Stockholders at the time of the closing of the Merger, (2) issue 4,921,791 ADSs to Amorin and (3) take all necessary actions, including obtaining stockholder approval as may be necessary, to authorize and deliver the remaining consideration due under the terms of the Merger Agreement.

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

As the total number of ordinary shares to be issued, 126,682,430, exceeds the currently authorized number of ordinary shares, the Company recognized a liability of $521,485 at September 30, 2008 for the fair value of unauthorized, unissued shares.  The fair value of the liability for unauthorized, unissued shares has been recorded at market value as of September 30, 2008 and a corresponding loss of $179,896 has been recognized due to the changes in the fair value of the liability during the nine months ended September 30, 2008.

In connection with accounting for the Merger as a reverse merger whereby DDI Inc is the accounting acquirer resulting in a recapitalization of DDI Inc. equity, the Company has retroactively recast all equity and per share amounts for periods prior to the Merger to reflect DDI Inc. shares of 16,209,663 and Insignia shares of 50,943,080.  The Insignia shares were recast at a value of $2,769,790.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$(253,807)	$(395,961)	$115,050	$(1,363,883)

Basic weighted average common shares outstanding	126,682,430	16,209,663	56,125,006	16,209,663
Add incremental shares for:
Stock options	-	-	-	-
Warrants	5,700,967	-	2,317,318	-
Diluted weighted average common shares outstanding	132,383,397	16,209,663	58,442,324	16,209,663

Net income per share:
Basic	$-	$(0.02)	$-	$(0.08)
Diluted	$-	$(0.02)	$-	$(0.08)

 Note 5:  Stock Options

The Company has historically granted stock options to certain vendors and employees as well as in connection with certain financing transactions.

The following table summarizes the Company’s stock option activity:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2007	7,360,533	$0.22
Grants	2,778,376	0.90
Forfeitures	(4,019,818)	0.67
Exercises	-	-

Outstanding at September 30, 2008	6,119,091	$0.23	3.1

Exerciseable at September 30, 2008	6,119,091	$0.23	3.1

 The 7,360,533 options outstanding at December 31, 2007 represents the replacement options granted to existing option holders of DDI Inc. as set forth in the Merger Agreement.

The grants set forth in the table above represent the existing pre-Merger outstanding options of Insignia that are reflected as grants beginning with the date of the Merger.  As these represent existing outstanding awards for which the requisite service period has already been rendered, no compensation expense has been recorded during the nine months ended September 30, 2008.

The options have no intrinsic value as of September 30, 2008.

The following table sets forth exercise prices of outstanding options at September 30, 2008:

Exercise Price	Number of Options

$0.09 - $0.20	3,914,244
$0.21 - $0.40	1,647,951
$0.41 - $0.70	517,146
$0.71 - $1.00	10,000
> $1.00	29,750

Note 6:  Warrants

The following table summarizes the Company’s warrant activity:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2007	-	$-
Grants	17,074,499	0.15
Forfeitures	-	-
Exercises	-	-

Outstanding at September 30, 2008	17,074,499	$0.15	4.0

Exerciseable at September 30, 2008	17,074,499	$0.15	4.0

Grants for the nine months ended September 30, 2008 include the following:

•
Warrants to purchase 4,348,211 shares that represent existing pre-Merger outstanding warrants that are reflected as grants as of the date of Merger.  As these represent existing outstanding awards for which the requisite service period has already been rendered, no compensation expense has been recorded during the nine months ended September 30, 2008.

•
Warrants to purchase 8,551,450 shares at an exercise price of $0.01 per share that were granted to the Company’s Chairman in connection with Merger related services.  All warrants were fully vested at the date of grant.  The Company recorded stock based compensation expense of $115,445 during the  nine months ended September 30, 2008 associated with this award based on the following assumptions used in the Black Scholes model:

o	Stock price: $0.02
o	Volatility: 58%
o	Expected life: 5 years
o	Risk free rate: 3.5%
•
Warrants to purchase 3,603,876 shares at an exercise price of $0.13 per share that were granted to an investment bank for Merger related services.  As these amounts were consideration associated with the recapitalization, they were recorded as part of the recapitalization accounting and no expense was recognized during the three or nine months ended September 30, 2008.

•
Warrants to purchase 570,962 shares at an exercise price of $0.12 per share that were granted to an investment bank for Merger related services.  As these amounts were consideration associated with the recapitalization, they were recorded as part of the recapitalization accounting and no expense was recognized during the three or nine months ended September 30, 2008.

All warrants granted during the nine months ended September 30, 2008 are immediately vested.  All pre-Merger outstanding warrants expire between February 2010 and December 2010, and the warrants granted for Merger related services expire on June 23, 2013.

The warrants had an intrinsic value of $171,029 at September 30, 2008.

Note 7:  Debt Conversion

During the nine months ended September 30, 2008 certain noteholders of the Company converted their principal and accrued interest to ordinary shares of the Company.  The conversion of debt to equity resulted in a conversion of $6,256,046 debt to 51,855,761 of ordinary shares of the Company.  The Company also recognized a gain of $1,113,849 related to the conversion of debt to equity from non-related parties.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.  The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.  This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on December 23, 2008..

Overview

We provide general merchandise for resale to smaller, independent businesses through our Internet website at www.DollarDays.com, and have been recognized as a leader in the Internet wholesale market of discount brand name merchandise by a leading business periodical and trade associations.  Our objective is to provide a one-stop discount shopping destination for general merchandise for distributors, retailers and non-profits nationwide seeking case-sized lots at bulk pricing.  We launched our first website through which customers could purchase products in October 2001.  The site offers customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative sales channel.  We believe our website offers a unique benefit to smaller businesses in that they are able to purchase goods from wholesalers and importers in single discounted case lots, with no minimum purchase requirements.  We believe the prevailing reason our business has been able to obtain bulk pricing for single case lots is our sales channel and ability to reach smaller distributors, retailers and non-profits that most general merchandise suppliers cannot economically reach. We provide all the logistics and customer support to serve this sales channel and are responsible for growing our customer base.

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

Under the agreement and plan of Merger, Insignia shareholders maintained approximately 37.1% ownership of the combined company, DDI Inc. shareholders obtained 56.7%, and Amorin obtained 6.2% of the combined company stock.  The Merger is accounted for as a reverse merger whereby DDI Inc is the accounting acquirer resulting in a recapitalization of DDI Inc. equity.  Accordingly, the Company has retroactively restated all equity and per share amounts for periods prior to the Merger to reflect the equivalent amounts based on the exchange ratio set forth in the Merger Agreement.

As a result of Insignia not having enough authorized capital to issue all of the consideration due pursuant to the Merger Agreement, as a closing condition to the Merger Agreement, Insignia was required to (1) issue 46,978,375 ADSs to Dollardays’ Stockholders at the time of the closing of the Merger, (2) issue 4,921,791 ADSs to Amorin and (3) take all necessary actions, including obtaining stockholder approval as may be necessary, to authorize and deliver the remaining consideration due under the terms of the Merger Agreement.

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

Results of Operations

Net Revenues

			Change from	Percent Change
Net revenues	2008	2007	Prior Year	from Prior Year
Three months ended September 30,	3,623,771	2,789,314	834,457	29.9%
Nine months ended September 30,	8,858,418	7,927,923	930,495	11.7%

Net revenues increased during the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007, as a result of increased marketing efforts, more favorable vendor pricing and improved economic conditions.  The Company increased marketing in several different areas including pay-per-click, search optimization and shipping incentives. Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Cost of Goods Sold

			Change from	Percent Change
Cost of goods sold	2008	2007	Prior Year	from Prior Year
Three months ended September 30,	2,513,754	1,999,457	514,297	25.7%
Nine months ended September 30,	6,222,344	5,600,730	621,614	11.1%

Cost of goods sold increased during the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 due primarily to increased revenues generated by the Company.

Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Sales and Marketing

			Change from	Percent Change
Sales and marketing	2008	2007	Prior Year	from Prior Year
Three months ended September 30,	713,281	447,674	265,607	59.3%
Nine months ended September 30,	1,755,182	1,364,890	390,292	28.6%

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users.  Sales and marketing expenses increased in the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 due to increased efforts to generate revenues through increased pay-per-click advertising, increased search optimization fees and greater  shipping promotions.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

			Change from	Percent Change
General and administrative	2008	2007	Prior Year	from Prior Year
Three months ended September 30,	733,842	465,884	267,958	57.5%
Nine months ended September 30,	1,705,395	1,658,290	47,105	2.8%

General and administrative expenses increased in the three and nine months ended September 30, 2008 as compared to the three months and nine months ended September 30, 2007 based on the following:

•
Transaction costs incurred related to the merger between Insignia Solutions and DollarDays.  These costs include legal fees, consulting fees, severance costs and other professional fees and totaled approximately $313,000 and $606,000 for the three and nine months ended September 30, 2008.

•	An increase in stock based compensation expense

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Interest Expense

			Change from	Percent Change
Interest expense	2008	2007	Prior Year	from Prior Year
Three months ended September 30,	(2,641)	(302,917)	300,276	-99.1%
Nine months ended September 30,	(176,874)	(737,453)	560,579	-76.0%

Interest expense represents interest incurred on our convertible notes and other notes payable.   In June 2008, our debtholders agreed to convert all but $600,000 of our outstanding debt into shares of common stock in connection with Merger.  As part of this transaction, the participating debtholders agreed to waive interest incurred after February 29, 2008.

Advertising Revenue and Other

			Change from	Percent Change
Advertising revenue and other	2008	2007	Prior Year	from Prior Year
Three months ended September 30,	85,941	30,657	55,283	180.3%
Nine months ended September 30,	182,474	69,557	112,916	162.3%

Advertising revenue and other increased during the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 as the Company increased its promotion and sale of banner and other website advertising on its site.

Net Income (Loss)

			Change from	Percent Change
Net income (loss)	2008	2007	Prior Year	from Prior Year
Three months ended September 30,	(253,807)	(395,961)	142,154	35.9%
Nine months ended September 30,	115,050	(1,363,883)	1,478,932	108.4%

The Company recognized net income during the nine months ended September 30, 2008 as compared to a net loss the three and nine months ended September 30, 2007 due primarily to a gain of $1,113,849 recognized related to the Company’s debt conversion.

Liquidity and Capital Resources

Our operating cash outflows were $803,259 for the nine months ended September 30, 2008, as compared to $974,007 for the nine months ended September 30, 2007, a decrease of $170,748.  Our operating cash flows improved as gains in operating efficiencies were realized.

 Investing cash inflows for the nine months ended September 30, 2008 consisted of $3,133,692 of cash acquired in connection with our reverse merger with Insignia Solutions plc, net of acquisition costs of approximately $308,000, partially offset by $76,674 of investments in additional equipment to support our business operations.   We had investments of $20,545 in additional equipment in the nine months ended September 30, 2007

Financing cash inflows were $122,500 for the nine months ended September 30, 2008 as compared to $804,108 for the nine months ended September 30, 2007.  Financing cash inflows in the nine months ended September 30, 2008 consisted of $470,000 of proceeds from equity issuances (net of offering costs of $80,000) and $517,500 of proceeds from the issuance of long term debt, offset by $865,000 of repayments of long term debt.  Financing cash flows in the nine months ended September 30, 2007 consisted of proceeds from the issuance of long term debt and advances on our line of credit offset by repayments of long-term debt.

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at September 30, 2008.

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

Changes in Internal Controls Over Financial Reporting

There have not been  any changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ending September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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