Form 10-K
period 2008-12-31
INSIGNIA SOLUTIONS PLC
filed 2009-03-31
CIK 1002390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Registrant’s telephone number)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $3,040,000 as of June 30, 2008, based upon the closing sale price on the Pink Sheets reported for such date. Ordinary shares held by each officer and director and by each person who owns 10% or more of the outstanding ordinary share capital have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2009, there were 101,227,045 ordinary shares of 1p each nominal value issued.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Item 1 —  Business

History

Insignia was incorporated under the laws of England and Wales on November 20, 1985 under the name Diplema Ninety Three Limited. The Company changed its name to Insignia Solutions Limited on March 5, 1986 and commenced operations on March 17, 1986.  Until April 2007, we developed, marketed and supported software technologies that enabled mobile operators and phone manufacturers to update, upgrade and configure the firmware of mobile devices using standard over-the-air (“OTA”) data networks.

In April 2007, we sold substantially all of our assets to Smith Micro Software, Inc.  From April 2007 until June 23, 2008, the Company did not generate any revenues from operations and operated as a shell company.

On June 23, 2008, DollarDays International LLC (“DollarDays”) entered into a series of transactions to effect a reverse merger with Insignia (the “Merger”).  These transactions consisted of the following:

•
DollarDays was formed as a Delaware limited liability company on November 5, 2001.  On June 20, 2008, DollarDays contributed all of its assets and liabilities to DollarDays International, Inc., a Delaware corporation, (“DDI Inc.”) pursuant to a contribution agreement.    In return for DollarDays’ assets and liabilities, DDI Inc. issued 100% of its common stock to DollarDays.  After the contribution, DDI Inc. became the operating company and DollarDays has no assets or liabilities except for the DDI Inc. common stock issued to it.

•
DDI Inc. merged with Jeode, Inc., a Delaware corporation and a wholly-owned subsidiary of Insignia, whereby DDI Inc. was the surviving corporation and a wholly-owned subsidiary of Insignia.   Insignia agreed to issue 73,333,333 American Depository Shares (“ADSs”),  in exchange for all of the outstanding common stock of DDI Inc.

•	The combined entity was to issue an aggregate of 7,682,926 ADSs to a new investor DollarDays (“Amorin”) in exchange for $550,000 in cash and conversion of a $450,000 note.

Under the agreement and plan of merger (the “Merger Agreement”), Insignia shareholders maintained approximately 37.1% ownership of the combined company, DDI Inc. shareholders obtained 56.7%, and Amorin obtained 6.2% of the combined company stock.  The Merger is accounted for as a reverse merger whereby DDI Inc is the accounting acquirer resulting in a recapitalization of DDI Inc. equity.

Description of Business

We develop software programs that allow us to provide general merchandise for resale to businesses through our website at www.DollarDays.com.  We have been recognized as a leader in the Internet wholesale market of discounted merchandise by a leading business periodical and trade associations.  Our objective is to provide a one-stop discount shopping destination for general merchandise for smaller distributors, retailers and non-profits nationwide seeking single and small cased-sized lots at bulk prices.  We launched our first website in October 2001.  The site offers customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative sales channel.  We believe our website offers a unique benefit to smaller businesses in that they are able to purchase goods from wholesalers and importers in single and small case lots, with no minimum purchase requirements at discounted prices.  We believe the prevailing reason our business has been able to obtain bulk pricing for single case lots is our ability to reach smaller distributors, retailers and non-profits that most general merchandise suppliers cannot economically reach. We provide all the logistics and customer support to serve this sales channel and grow our customer base.

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

Our website has a registered base of approximately 1,250,000 small businesses and receives approximately 2 million monthly page views.  We receive an average of approximately 3,000 orders per month.  Our target audience is smaller businesses.

Our historical success has resulted largely from the size of our community of active users.  We had approximately 21,000 unique customers place an order with us in 2008 as compared to approximately 22,000 unique customers who placed an order with us in 2007.  We believe our sales and marketing efforts make inefficient markets more efficient because:
•	Our website includes more than 25,000 items on any given day and makes available to our users a wide variety of goods; and
•	We bring buyers and sellers together for lower costs than traditional intermediaries.

We have had increased success throughout the years by attracting repeat customers.  In 2007 and 2008, the sales volume of individuals who purchased through our website four times or more increased to 27% and 38%, respectively.

Products and Services

Manufacturer, Supplier and Distribution Relationships.  It is difficult to establish wholesale and closeout buying relationships with manufacturers and vendors.  Trust and experience gained through past interactions are important.  We believe our business model reduces the risk to the manufacturer because its discounted products are sold alongside its full-priced products.  We enter into standardized vendor contracts with each of our suppliers.  Our supplier relationships provide us with both private label and recognized brand-name products.  The table below identifies some of the brand names often found on our website.

Avon	Fruit of the Loom	3M
Black & Decker	Gillette	Tommy Hilfiger
Calvin Klein	Revlon	Tonka
Colgate	Kelloggs	Victoria Secret
Disney	NFL	Ziploc

Our manufacturer and supplier relationships are based on historical experience with manufacturers, vendors and liquidation wholesalers. We are not obligated or entitled to receive merchandise on a long–term or short-term basis, nor do our contractual terms guarantee the availability of merchandise.  We control the terms on which products are sold through our website.

Online Products

Our customers can locate products on our website by utilizing our proprietary search function or by navigating through online departments. The departments section is currently organized into approximately 32 main categories:

America’s Boutique Suppliers	Custom Imprinting	Medical Products
Arts & Crafts	Electronics & Media	Office & School Supplies
As See on TV	Food Pantry	Pallet Assortment
Automotive	Gift Baskets	Party Supplies
Baby Care	Hardware	Pets
Bath and Body	Holiday & Seasonal	Religious
Books & Calendars	Dome Décor	Sports & Outdoors
Candles & Home Fragrance	Housewares	Stationary & Gift Wrap
Cleaning Supplies	Jewelry	Store Fixtures
Clothing	Lawn & Garden	Toys & Games
Cosmetics & Fragrances	Licensed Team Products

Our categories may change as our business evolves and we may need to add or subtract categories to better serve our suppliers and customers. Each of the departments has multiple categories that more specifically define the products offered within that department.  For example, the “Toys & Games” department currently has the following product categories:

Action Figures	Games	Remote Control Toys
Action Toys	Glow in the Dark	Sport Related Toys
Bingo Accessories	Licensed Toys	Stuffed Animals
Building Toys	Novelty & fake Money	Teddy Bears
Cars, Trucks & Vehicles	Novelty Toys	Toy Animals
Costume Dress Up/Make Believe	Outdoor Toys	Toy Musical Instruments
Dolls & Doll Accessories	Playing Cards & Accessories	Water Guns
Electronic Toys	Puppets
Flashing Novelties	Puzzles

Categories are typically further divided into subcategories to facilitate product identification.  Individual products can be accessed and viewed from the category or subcategory pages.  These specific product pages include product descriptions, color photographs and pricing information.

The number of total products we offer has grown from less than 5,000 in 2001, to more than 25,000 products in 2008.  The number of products and product categories change throughout the year, as we periodically reorganize our departments and/or categories to better reflect our current product offerings.

Sales and Marketing

We use a variety of methods to target our consumer audience, including online campaigns, direct marketing and trade-shows.  However, our primary marketing consists of online marketing, such as advertising through portals, keywords, search engines, affiliate marketing programs, banners and email campaigns.  We seek to identify and eliminate campaigns that do not meet our expectations. We generally develop these campaigns internally.

Marketing

Our marketing initiatives include, but are not limited to, the following:

•
Web Positioning:  In order to maintain favorable positioning and to increase the likelihood of our website being “found” by customers looking for wholesale merchandise, we maintain a proactive search engine optimization effort to assure continued high search engine placement.  We currently have over 350,000 web pages indexed in various search engines, including Google, Yahoo, MSN and AOL.  Part of the continuing search engine optimization program involves evolution of page content and product descriptions for maximum indexing and rank possibilities.  We believe our newer categories and higher priced products in existing categories help to increase search engine visibility and should, therefore, increase visitor counts.  Approximately 73% of our gross sales in 2008 came from “organic” (i.e., unpaid) search engine traffic.

•
Website Design: On April 15, 2008, we re-launched our website at www.DollarDays.com with considerable improved web design.  We believe this new design is significantly more user friendly and has resulted in more visitors.  We continually evaluate our website and make improvements as deemed necessary.  Periodically, we intend to re-design our website as market factors and technological advances necessitate.

•	Banner Ads: We place banner ads in many relevant wholesale directories.

•
Pay-Per-Click Advertising:  Pay-per-click companies provide advertising space on various relevant websites and charge us based on actual user clicks on our ads.  We monitor the results of our various pay-per-click programs and evaluate alternative advertising outlets.

•
Promotions:  We offer both broad based promotions on our website available to all users, and targeted promotions transmitted via email directly to select customers.  Promotions include, but are not limited to, price discounts, free merchandise or premiums, discount coupons, free shipping and combinations of different promotions.  Free shipping promotions have been our most popular campaigns.

•	E-mail Campaigns: We send approximately 2.7 million emails per month offering a variety of promotions, as previously discussed.

•
Platinum Program:  Under this subscription service, in return for a $30 joining fee and a $15.95 additional monthly fee, customers can receive a number of discounts and savings on goods, services, freight and other products sold on our website.  Our platinum program participants purchased more products through our website than non-participants and made purchases more frequently than prior to participating in the program.

•
Affiliates:  We promote an “affiliate” program, where we pay a sales commission to affiliates for customers recommended to our website by such affiliates.  Approximately 700 affiliates have DollarDays’ banners on their websites.

•
Distributors:  We encourage Internet entrepreneurs to “clone” our website under the respective entrepreneurs’ names.  These “clones”, for which such entrepreneurs pay us a $199 annual fee and a $15.99 monthly fee, reflect our website at  www.DollarDays.com in every aspect except for the difference in name.  We have approximately 300 distributors who promote their websites, while we handle all related sales, promotional efforts, customer service, collection and other back office matters in the same manner we handle orders pertaining to our own website.  We pay distributors a commission on all sales generated through their independent websites.

Sales

No single customer accounts for more than 5% of our sales.  We have on staff an average of 12 sales people, for approximately 11 hours of coverage per day, five days a week.  The primary function of the sales staff is to field incoming calls and make outgoing calls to solicit new customers, obtain additional sales from infrequent purchasers and re-contact lapsed customers.

To facilitate our sales process, as part of our overall software program we have implemented a vendor management system (“VMS”), which is an interface between us and our vendors.  The VMS is the primary platform for a vendor to place and remove its product on our website, as well as providing inventory tracking ability for the vendor.  Once a product is listed on the website, customers and sales staff are able to place and fulfill orders.

We have established the DollarDays Institute, which coordinates with our vendors, via regular telephone seminars, on how to better describe and illustrate their products and how to best utilize our VMS to their advantage.  Management believes the visual and verbal depiction of the products on our website is crucial to sales and establishing a loyal consumer base.  If a product’s picture is inadequate or its description incomplete or unpersuasive, the product is unlikely to sell.  We believe the DollarDays Institute enables our vendors to better promote their products, and consequently, increase sales.

Our product mix changes daily based on the availability of the products we buy and sell, as dictated by retailer and product interest.

Our primary distribution channel is online sales to small businesses, non-profits and home-based businesses located in the United States.  During 2008, sales to domestic customers accounted for approximately 99% of our net sales.

Vendor Relations

Our ability to service our customers quickly and efficiently is contingent upon vendor response time in fulfilling orders for in-stock merchandise and promptly informing us of out-of-stock products.  To facilitate our vendor relationships, we enter into agreements with them whereby they agree to the following:

•
Participation in the VMS program to automatically convey information about out-of-stock items, price changes, new products, changes in product description and other important information to be reflected by the vendor on our website;

•	Use of one of our pre-approved shippers; and
•	Payment of a 2.5% marketing fee, which is automatically deducted from their invoice.

Our merchandising department monitors vendors for compliance with the terms of their respective agreements.  In the event a vendor does not comply with the terms of the agreement, such vendor’s products may be removed from our website and replaced with products from a more suitable vendor.

We have over 300 vendors and no single vendor accounts for more than 10% of our sales.

Seasonality

Our fourth quarter has historically been our highest revenue quarter and the first quarter has historically been the lowest revenue quarter.  We expect transaction activity patterns on our website to increasingly mirror general consumer buying patterns as our business continues to mature.

Customer Service and Sales

We are committed to providing superior customer service.  We staff our customer service and sales department with dedicated in-house professionals who respond to phone and e-mail inquiries on products, ordering, shipping status and returns.  Our customer service staff processes approximately 2,500 calls per week and up to approximately 3,000 calls per week during peak periods.

Technology

We use our internally developed software and to support our operations.  We have developed intuitive user interfaces and customer tools to create a user-friendly website and developed transaction processing, database and network applications that help enable our users to reliably and securely complete transactions on our sites.  Our technology infrastructure simplifies the storage and processing of large amounts of data, eases our operation, and automates much of the administration.    We use multiple servers to obtain connectivity over the Internet with one full-time dedicated server and additional servers housed off-site by third-party providers.

We also use a third-party application to provide search, navigation and merchandising techniques to guide customers through our website.  We currently employ three full time IT engineers to monitor and maintain the functionality of our website.

We also developed a web-based eCommerce property specially tailored for vendors listing products on our website.  The technology is designed to permit our vendors to list their own products on our website, subject to our approval, and remove such products once the respective inventory is depleted.  This technology eases the burden on  merchandising personnel to maintain accurate product information and available quantities.

We are continually improving our technology to enhance the customer experience and increase efficiency, scalability and security.  We are currently investigating whether our proprietary software is patentable.

Competition

The online wholesale market is rapidly evolving, intensely competitive and has relatively low barriers to entry, as new competitors can launch websites at relatively low costs.  We believe competition in the online wholesale market is based predominately on:

•	price;

•	product quality and selection;

•	ease of shopping experience;

•	order processing and fulfillment;

•	customer service; and

•	company brand recognition.

Our wholesale services compete with other online retailers and traditional wholesalers, liquidation “brokers”, importers and manufacturers that sell general merchandise, some of which may specifically adopt our methods and target our customers.  We currently or potentially compete with a variety of companies that can be divided into several broad categories:

•
local wholesalers tailored to service and supply small independent retailers that carry “fast-selling” general brands, provide personal delivery and who often have interpersonal relations with smaller  retailers;

•	catalog sellers, including suppliers from whom we purchase product, such as SMC;

•	liquidation e-tailers;

•	online general retailers with discount departments such as Amazon.com, Inc., eBay, Inc. and Buy.com, Inc.;

•	online specialty retailers such as BlueNile and BackCountry; and

•	traditional small business wholesalers such as Costco Wholesale Corporation.

As the market for online wholesale and liquidation grows, we believe that companies involved in online retail, as well as traditional retailers and liquidation brokers, will increase their efforts to develop services that compete with our online services.  We are unable to anticipate which other companies are likely to offer products and services in the future that will compete with us.

In addition, many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do, and may enter into strategic or commercial relationships with larger, more established and well-financed companies.  Some of our competitors could devote greater resources to marketing and promotional campaigns and devote substantially more resources to their websites and systems development than we can.   New technologies and the continued enhancement of existing technologies also may increase competitive pressures.  We cannot ensure that we will be able to compete successfully against current and future competitors or address increased competitive pressures.

Intellectual Property

We own the rights associated with the trademarks “DollarDays”, “DollarDay$” and the logo for DollarDays.  We have filed trademark applications with the United States Patent and Trademark Office seeking registration of certain service marks and trademarks.  We regard our domain names and similar intellectual property as critical to our success.  We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization.  There can be no assurance that our applications will be successful or that we will be able to secure significant protection for our service marks or trademarks in the United States or elsewhere.  In addition, we cannot ensure that others will not independently develop similar intellectual property.  Although we have registered and are pursuing the registration of our key trademarks in the United States and internationally, some of our trade names are not eligible to receive trademark protection.  In addition, effective trademark protection may not be available or may not be sought by us in every country in which our products and services are made available online, including the United States.

Third parties may in the future recruit our employees who have had access to our proprietary technologies, processes and operations.  These recruiting efforts expose us to the risk that such employees will misappropriate our intellectual property.

Legal and Regulatory Matters

From time to time, we may receive claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business.  Also, we may receive related inquiries from state and federal agencies which might relate to our business practices, or the activity of our customers or suppliers.  Such regulatory matters and commercial litigation could be costly and time consuming and could divert our management and key personnel from our business operations.  The uncertainty of litigation increases these risks.  In connection with such litigation or regulatory inquiries, we may be subject to significant damages or equitable remedies or fines relating to the operation of our business and the sale of products on our website.  Any such litigation may materially harm our business, prospects, results of operations, financial condition or cash flow.  We are not aware of any outstanding litigation or any pending or threatened litigation that would be expected to have a material adverse effect on our financial condition or results of operations.

These and other types of claims could result in increased costs of doing business through legal expenses, adverse judgments, settlements or require us to change our business practices.

Additional litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.  Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

Government Regulation

Our services are subject to federal and state consumer protection laws, including laws protecting the privacy of non-public consumer information and regulations prohibiting unfair and deceptive trade practices.  In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties.  Furthermore, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies.  These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of our business.

In many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services and whether additional laws and regulations will be enacted.  In addition, new state tax regulations may subject us to additional state sales and income taxes.  New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business.  These taxes could have an adverse effect on our cash flows and results of operations.  Furthermore, there is a possibility we may be subject to significant fines or other payments for any past failures to comply with these requirements.

The Consumer Product Safety Improvement Act became effective February 10, 2009.  This law prohibits resellers from selling children’s’ products that exceed specified levels of lead and certain other chemicals.  Resellers are not required to test the products themselves.  However, if they do sell such products, they could be subject to civil and/or criminal penalties.  Since we do not take legal title to the merchandise sold through our website (it is shipped directly from the manufacturer/importer to the retailer), we never take possession of any merchandise and could not test the products.  Accordingly, to minimize our risk, we have undertaken the following steps:

(a)
We have discontinued all items which, in our judgment, have any significant likelihood of being out of compliance with the Act.  The limited exception to this is that certain closeouts may date back to a period before testing was commonplace.  We have discontinued all items we believe constitute a significant risk of containing inappropriate chemicals; and

(b)
We have requested that all our vendors certify that the products they sell are in compliance with the Act.    They have all complied except for certain vendors of close-outs who cannot know whether the products they are buying may have been produced before these maximum levels of permissible lead and other chemicals were established.

Employees

As of December 31, 2008, we had a total of 30 full time employees.  We seasonally augment our workforce with temporary employees during our fourth quarter to handle increased workload in our customer service operations.  We have never had a work stoppage, and none of our employees are represented by a labor union.  We consider our employee relationships to be positive.

Reports to Security Holders

We file reports with the Securities and Exchange Commission, or SEC, including annual reports, quarterly reports and other information we are required to file pursuant to US federal securities laws.  You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which is http://www.sec.gov.

Item 1A – Risk Factors

We have a history of significant losses. If we do not achieve profitability, our financial condition and our stock price could suffer.

We have a history of losses and accumulated deficit. We will need to generate significant revenues increases to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

We will continue to incur significant operating expenses and capital expenditures to continue to improve our software and technologies, and:

•	enhance our distribution and order fulfillment capabilities;
•	further improve our order processing systems and capabilities;
•	expand our customer service capabilities to better serve our customers’ needs;
•	expand or modify our product offerings;
•	rent office space;
•	increase our general and administrative functions to support our operations; and
•
maintain or increase our sales, branding and marketing activities, including maintaining existing, or entering into new, online marketing or marketing analytics arrangements, and continuing or increasing our direct mail campaigns.

Because we may incur many of these expenses before we receive any revenues from our efforts, our losses may be greater than the losses we would incur if we developed our business more slowly. Further, we base our expenses in large part on our operating plans and future revenue projections. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenues are lower than we project. Therefore, any significant shortfall in revenues would likely harm our business, prospects, operating results and financial condition. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further increase our losses. Also, the timing of these expenses may contribute to fluctuations in our quarterly operating results.

A downturn in general economic conditions may adversely affect our results of operations.

The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. There can be no assurance that consumer spending will not be adversely affected by economic conditions, thereby impacting our growth, financial condition and results of operations.

We may experience significant fluctuations in our operating results and growth rate.

We may not be able to accurately forecast our growth rate. We base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments is fixed, and we may not be able to adjust our spending quickly enough if our sales are less than expected.

Our revenue growth may not be sustainable, and our percentage growth rates may decrease. Our revenue and operating profit depends on the continued growth of demand for our products and services, and our business is affected by general economic and business conditions worldwide. A softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth.

Our net sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ demands;

•	our ability to expand our network of vendors;

•	our ability to access vendor merchandise and fulfill orders;

•	the introduction of competitive websites, products and services;

•	changes in usage of the Internet and e-commerce, both domestically and internationally;

•	timing, effectiveness and costs of expansion and upgrades to our systems and infrastructure;

•	the success of our geographic, service and product line expansions;

•	the outcomes of legal proceedings and claims;

•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;

•	the extent to which we offer free shipping, continue to reduce product prices worldwide, and provide additional benefits to our customers;

•	increases in the prices of fuel and gasoline, as well as increases in the prices of other energy products and commodities like paper and packing supplies;

•	the extent to which operators of networks between our customers and our website charge fees to grant our customers unimpaired and unconstrained access to our online services;

•	our ability to collect amounts that may become owed to us;

•	the extent to which use of our services is affected by spyware, viruses, “phishing” and other spam emails, “denial of service” attacks, data theft, computer intrusions and similar events; and

•	terrorist attacks and armed hostilities.

We may not be able to obtain shareholder approval to increase our authorized capital.  As a result, the full amount of consideration due pursuant to the Merger Agreement may never be issued.

Pursuant to the Merger, Insignia acquired all of the issued and outstanding capital stock of DollarDays in exchange for: (1) 73,333,333 ADSs to be issued to DollarDays’ stockholders, (2) a warrant for 8,551,450 ADSs at a price of $0.01 per ADS to Peter Engel, (3) a warrant for 3,603,876 ADSs at a price of $0.13 per ADS to a financial advisor to DollarDays and (4) options to purchase 7,360,533 ADSs, in replacement of outstanding DollarDays options.  In addition, Insignia agreed to issue 7,682,926 ADSs at a price of $0.13 to Amorin in exchange for cash and repayment of a note.  As a result of Insignia not having enough authorized capital to issue all of the consideration due pursuant to the Merger Agreement, as a closing condition to the Merger Agreement, Insignia was required to (1) issue 46,978,375 ADSs to DollarDays’ stockholders at the time of the closing of the Merger, (2) issue 4,921,791 ADSs to Amorin and (3) take all necessary actions, including obtaining stockholder approval, as may be necessary, to authorize and deliver the remaining consideration due under the terms of the Merger Agreement.

As of the date of this report on Form 10-K, Insignia has issued 44,695,981 ADSs to DollarDays stockholders and 5,596,984 ADSs to Amorin, representing approximately 49.7% of the issued  ordinary shares of Insignia.  We intend to propose to stockholders, for their approval, to increase the authorized capital of the Company at our next Annual General Meeting so that we can fulfill our obligations to issue the remaining consideration under the terms of the Merger Agreement.  If we do not obtain the necessary stockholder consent to increase the authorized capital, we may never be able to issue the full amount of consideration due pursuant to the Merger Agreement or may have to seek authorization for the creation and issuance of another class of equity to grant in lieu of the Merger consideration initially contemplated.

Failure to issue the additional consideration pursuant to the Merger Agreement can be expected to have some or all of the following effects, any of which can be expected to have a material adverse impact on our liquidity, trading price and future operating prospects:

•	a lower trading volume for our ADS', which could make it more difficult for a stockholder to buy or sell shares on the open market;
•	a decreased market price for our ADS’;
•	less interest from the general investment community;
•
an inability to grant options, warrants or other forms of equity-based compensation which we believe are important as part of our overall compensation package to employees, consultants, officers and directors;

•	limits our flexibility with respect to any future fundraising efforts;
•	increased time and effort on the part of management to address concerns of the former DollarDays stockholders; and
•	increased exposure to litigation.

We are dependent on a limited number of shipping companies.

We rely on a limited number of shipping companies to deliver inventory to us and completed orders to our customers.  If we are not able to negotiate acceptable terms with these companies or they experience performance problems or other difficulties, it could negatively impact our operating results and customer experience.  In addition, our ability to ship completed orders to customers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, acts of God and similar factors.  Third parties either drop-ship or otherwise fulfill our customers’ orders, and we are increasingly reliant on the reliability, quality and future procurement of their services. The inability of these other companies to accurately forecast product demand would result in unexpected costs and other harm to our business and reputation.

The seasonality of our business places increased strain on our operations.

We expect a disproportionate amount of our net sales to occur during our fourth quarter. If our suppliers do not stock or restock popular products in sufficient amounts such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If too many customers access our website within a short period of time due to increased demand, we may experience system interruptions that make our website unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment and customer service centers during peak periods.

We pay vendors on extended trade terms, but collect from our customers via credit card or other form of electronic payment.  As a result of holiday sales in November and December, our cash, cash equivalents, and marketable securities balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities) in the fourth quarter.  This operating cycle results in a corresponding increase in accounts payable at December 31. Our accounts payable balance generally declines during the first three months of the year, resulting in a corresponding decline in our cash, cash equivalents, and marketable securities balances.

Our business could suffer if we are unsuccessful in making, integrating and maintaining acquisitions and investments.

We may acquire, or invest in or enter into joint ventures with additional companies. These transactions create risks such as:

       •        disruption of our ongoing business, including loss of management focus on existing businesses;

       •        problems retaining key personnel;

       •        additional operating losses and expenses of the businesses we acquired or in which we invested;

       •        the potential impairment of amounts capitalized as intangible assets as part of the acquisition;

       •        the potential impairment of customer and other relationships of the company we acquired or in which we invested or our own customers as a result of any integration of operations;

       •        the difficulty of incorporating acquired technology into our offerings and unanticipated expenses related to such integration;

       •        the difficulty of integrating a new company’s accounting, financial reporting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

       •        the difficulty of implementing the controls, procedures and policies appropriate for a larger public company;

       •        potential unknown liabilities associated with a company we acquire or in which we invest; and

       •        for foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with specific countries.

Finally, as a result of future acquisitions or mergers, we may need to issue additional equity securities, spend our cash, or incur debt, contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business.

The loss of key senior management personnel could negatively affect our business.

We depend on our senior management and other key personnel, particularly Peter Engel, our Chairman and Chief Executive Officer and Marc Joseph, our President and Chief Operating Officer.  The loss of these and any of our other executive officers or key employees could harm our business, future operating prospects and results of operations.

Additionally, we do not currently maintain “key person” life insurance policies on the lives of any of our executive officers.  This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

Our vendor relationships subject us to a number of risks.

We have significant vendors that are important to our sourcing, manufacturing and related ongoing servicing of merchandise and content. We do not have long-term arrangements with most of our vendors to guarantee availability of merchandise, content, components, or services.  If our current vendors were to stop selling merchandise, components or services to us on acceptable terms, we may be unable to procure adequate replacements from other vendors in a timely and efficient manner or on acceptable terms, or at all.

We depend on our relationships with third party vendors for the products that we sell on our website. If we fail to maintain these relationships, our business will suffer.

At December 31, 2008, we had fulfillment partner relationships with approximately 300 third parties whose products we offer for sale on our website. We depend on our fulfillment partners to provide the product selection we offer. We plan to continue to expand the number of fulfillment partner relationships and the number of products offered for sale by our fulfillment partners on our website.  In general, we agree to offer the third parties’ products on our website and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing relationships or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our website. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing fulfillment partner relationships, or build new ones, or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

We depend upon third-party delivery services to deliver our products to our customers on a timely and consistent basis. Deterioration in our relationship with any one of these third parties could decrease our ability to track shipments, cause shipment delays and increase shipping costs.

We rely upon multiple third parties for the shipment of our products. We cannot be sure these relationships will continue on terms favorable to us, if at all. Unexpected increases in shipping costs or delivery times could harm our business, prospects, financial condition and results of operations. If our relationships with these third parties are terminated or impaired or if these third parties are unable to deliver products for us, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, responses to terrorist attacks or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. In addition, conditions such as adverse weather can prevent carriers from performing their delivery services, which can have an adverse effect on our customers’ satisfaction with us. In any of these circumstances, we may be unable to engage alternative carriers on a timely basis, upon favorable terms, or at all. Changing carriers would likely have a negative effect on our business, operating results and financial condition. Potential adverse consequences include:

•	reduced visibility of order status and package tracking;
•	delays in order processing and product delivery;
•	increased cost of delivery, resulting in reduced gross margins; and
•	reduced shipment quality, which may result in damaged products and customer dissatisfaction.

A significant number of merchandise returns could harm our business, financial condition and results of operations.

We allow our customers to return products. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed. We modify our policies relating to returns from time to time and any policies intended to reduce the number of product returns may result in customer dissatisfaction and fewer repeat customers.

If the products that we offer on our website do not reflect our customers’ tastes and preferences, our sales and profit margins may decrease.

Our success depends in part on our ability to offer products that reflect consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. Because some of the products we sell consist of manufacturers’ and retailers’ excess inventory, we have limited control over some of the specific products we are able to offer for sale. If our merchandise fails to satisfy customers’ tastes or respond to changes in customer preferences, our sales could suffer. In addition, any failure to offer products in line with customers’ preferences could allow our competitors to gain market share. This could have an adverse effect on our business, prospects, results of operations and financial condition.

We will have to attract and retain customers.

Our success depends on our ability to attract and retain customers. We have relationships with online services, search engines, directories and other website and e-commerce businesses to provide content, advertising banners and other links that direct customers to our website. We rely on these relationships as significant sources of traffic to our website and to generate new customers. If we are unable to develop or maintain these relationships on acceptable terms, or to develop suitable alternatives, our ability to attract new customers may be impaired and our financial condition could be harmed. We cannot assure you we will be able to increase our revenues, if at all, in a cost-effective manner.

Further, many online advertisers on whom we may wish to, or presently do, rely on for services, may be reluctant to enter into or maintain relationships with us because our competitors may be more attractive advertising clients. Additionally, failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from online advertisers may cause online advertisers to terminate their relationship with us. Without these relationships, our revenues, business, prospects, financial condition and results of operations could suffer.

We may not be able to compete successfully against existing or future competitors.

The online liquidation services market is rapidly evolving and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost.

We expect the online liquidation services market to become even more competitive as traditional liquidators and online retailers develop services that compete with ours. In addition, manufacturers and retailers may decide to create their own websites to sell their own excess inventory and the excess inventory of third parties. Competitive pressures created by any one of our competitors, or by our competitors collectively, could harm our business, prospects, financial condition and results of operations.

Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could harm our business, prospects, financial condition and results of operations. To the extent we enter new lines of businesses, we expect that we would be competing with many established businesses.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, online retailers and liquidation e-tailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Some of our competitors may be able to secure merchandise from manufacturers on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than we do. Increased competition may result in reduced operating margins, loss of market share and a diminished brand. We cannot assure you we will be able to compete successfully against current and future competitors.

Our operating results depend on our website, network infrastructure and transaction-processing systems. Capacity constraints or system failures would harm our business and reputation.

Any system interruptions that result in the unavailability of our website or reduced performance of our transaction systems would reduce our transaction volume and the attractiveness of our services to both our customers and vendors and can be expected to harm our business, prospects, operating results and financial condition.

We use internally developed software and systems for our website and certain aspects of our transaction processing systems. We have experienced periodic systems interruptions due to server failure, which we believe will continue to occur from time to time. If the volume of traffic on our website or the number of purchases made by customers substantially increases, we will need to further expand and upgrade our technology, transaction processing systems and network infrastructure. We have experienced and expect to continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause unanticipated system disruptions, slower response times, and degradation in levels of customer service, impaired quality and delays in reporting accurate financial information.

Our transaction processing systems and network infrastructure may be unable to accommodate increases in traffic in the future. We may be unable to project accurately the rate or timing of traffic increases or successfully upgrade our systems and infrastructure to accommodate future traffic levels. In addition, we may be unable to upgrade and expand our transaction processing systems in an effective and timely manner or to integrate any newly developed or purchased functionality with our existing systems. Any such difficulties with our transaction processing systems or other difficulties upgrading, expanding or integrating various aspects of our systems may cause unanticipated system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of order fulfillment or delays in reporting accurate information.

If the facility where substantially all of our computer and communications hardware is located fails, our business, results of operations and financial condition will be harmed.

Our success, and in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of our computer and communications hardware is located at a single co-location facility in the eastern United States, with a partially redundant back-up system located in the western United States. Although we have designed our back-up system in an effort to be able to provide limited back-up website functionality in the event of a failure of our main facility, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events, and our back-up systems are not designed to handle the volume of transactions normally handled by our primary systems. Our disaster recovery plan may be inadequate, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss or public disclosure of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could harm our reputation, business, prospects, financial condition and results of operations.

We may be unable to protect our proprietary technology or keep up with that of our competitors.

Our success depends to a significant degree upon the protection of our software and other proprietary intellectual property rights. We may be unable to deter misappropriation of our proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. In addition, our competitors could, without violating our proprietary rights, develop technologies that are as good as or better than our technology.

Our failure to protect our software and other proprietary intellectual property rights or to develop technologies that are as good as our competitors’ could put us at a disadvantage to our competitors. These failures could harm our business, results of operations and financial condition.

We may be accused of infringing intellectual property rights of third parties.

Third parties may claim we infringe their intellectual property rights. The ready availability of damages, royalties and potential for injunctive relief has increased the defense litigation costs of patent infringement claims. Such claims, whether or not meritorious, may result in significant expenditure of financial and managerial resources, and the payment of damages or settlement amounts. Additionally, we may become subject to injunctions prohibiting us from using software or business processes we currently use or may need to use in the future, or requiring us to obtain licenses from third parties when such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain on favorable terms, or at all, licenses or other rights with respect to intellectual property we do not own in providing e-commerce services.

If we do not respond to rapid technological changes, our services could become obsolete and we could lose customers.

To remain competitive, we must continue to enhance and improve the functionality and features of our business. We may face material delays in introducing new services, products and enhancements. If this happens, our customers may forgo the use of our website and use those of our competitors. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing website and our proprietary technology and systems may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our computer network and the systems used to process customers’ orders and payments could harm our business, prospects, financial condition and results of operations.

We may not be able to obtain trademark protection for our service marks or trademarks, which could impede our efforts to build brand identity.

We have filed trademark applications with the Patent and Trademark Office seeking registration of certain service marks and trademarks. There can be no assurance that our applications will be successful or that we will be able to secure significant protection for our service marks or trademarks in the United States or elsewhere. Our competitors or others could adopt product or service marks similar to our marks, or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Any claim by another party against us or customer confusion related to our trademarks, or our failure to obtain trademark registration, could negatively affect our future business prospects.  We may need to apply for future trademark protection and there can be no assurance that our future applications will be successful or that we will be able to secure significant protection for our service marks or trademarks in the United States or elsewhere.

Our business and reputation may be harmed by the listing or sale of pirated, counterfeit or illegal items by third parties.

We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our website infringe third-party copyrights, trademarks and trade names or other intellectual property rights or that we have otherwise infringed third parties’ past, current or future intellectual property rights.

We may be unable to prevent third parties from listing unlawful goods, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by third parties through our website. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods could harm our revenues, business, prospects, financial condition and results of operations.

Resolving litigation or claims regarding patents or other intellectual property, whether meritorious or not, could be costly, time-consuming, cause service delays, divert our management and key personnel from our business operations, require expensive or unwanted changes in our methods of doing business or require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business. Negative publicity generated as a result of the foregoing could damage our reputation, harm our business and diminish the value of our brand name.

We may be liable if third parties misappropriate our customers’ personal information.

If third parties are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties improper access to our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims or damages for alleged violations of state or federal laws governing security protocols for the safekeeping of customers’ personal information. This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes. Liability for misappropriation of this information could adversely affect our business. In addition, we could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

We rely on encryption and authentication technology licensed from third parties to provide the security necessary to effect secure transmission of confidential information such as customer credit card numbers. We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction data. If any such compromise of our security were to occur, it could harm our reputation, business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. We cannot assure you that our security measures will prevent security breaches or that failure to prevent such security breaches will not harm our business, prospects, financial condition and results of operations.

Our success is tied to the continued use of the Internet and the adequacy of the Internet infrastructure.

Our future revenues and profits, if any, substantially depend upon the continued widespread use of the Internet as an effective medium of commercial business. Factors which could reduce the widespread use of the Internet include:

•	actual or perceived lack of security of information or privacy protection;
•	possible disruptions, computer viruses or other damage to Internet servers or to users’ computers;
•	significant increases in the costs of transportation of goods; and
•	governmental regulation.

Credit card fraud could adversely affect our business.

We do not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could reduce our net revenues and our gross margin. We have implemented technology to help us detect the fraudulent use of credit card information. However, we may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, results of operation or financial condition.

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise or the merchandise of third parties that we offer for sale, our business could be harmed.

We do not currently collect sales or other similar taxes for physical shipments of goods into states, other than Arizona. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us even though we are engaged in online commerce, and have no physical presence in those jurisdictions. The location of our fulfillment centers and customer service center networks, or any other operations of the Company, establishing a physical presence in states where we are not now present, may result in additional sales and other tax obligations. Our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise.

Existing or future government regulation could harm our business.

Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws was adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. These current and future laws and regulations could harm our business, results of operation and financial condition.

The Consumer Product Safety Improvement Act became effective February 10, 2009 and prohibits resellers from selling children’s products that exceed specified levels of lead and certain other chemicals.  Resellers are not required to test the products themselves, however, if they do sell such products, they could be subject to civil and/or criminal penalties.  Since we do not take legal title to the merchandise sold through our website (it is shipped directly from the manufacturer/importer to the retailer), we never take possession of any merchandise and could not test the products.  Accordingly, to minimize our risk, we have undertaken the following steps:

(a)
We have discontinued all items which, in our judgment, have any significant likelihood of being out of compliance with the Act.  The limited exception to this is that certain closeouts may date back to a period before testing was commonplace.  We have discontinued all items we believe constitutes a significant risk of containing inappropriate chemicals.  However, some products or a garment with an inappropriate thread or button may slip through; and

(b)
We have insisted that all our vendors certify that the products they sell are in compliance with the Act.    They have all complied except for certain vendors of close-outs who cannot know whether the products they are buying may have been produced before these maximum levels of permissible lead and other chemicals were established.

Despite our efforts, it is possible we may become subject to litigation under the Consumer Product Safety Improvement Act.  Any such litigation could be expected to harm our reputation and may impact our future business prospects and results of operations.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business or our marketing efforts.

We are subject to increasing regulation at the federal, state and international levels relating to privacy and the use of personal user information. For example, we are subject to various telemarketing laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. In addition, many jurisdictions have laws that limit the uses of personal user information gathered online or offline or require companies to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13. Proposed legislation in this country and existing laws in foreign countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by us. Additional legislation regarding data security and privacy has been proposed in Congress. These data protection regulations may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts, and could require us to implement new and potentially costly processes, procedures and/or protective measures.

We may be subject to product liability claims if people or property are harmed by the products we sell or if the products do not comply with government regulations.

Although we do not take legal title to any of the merchandise sold on our website, some of the products we sell may expose us to product liability claims relating to personal injury, death or property damage, and may require product recalls or other actions. If the products we sell do not comply with government regulations, we may also be exposed to product liability claims.  Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with vendors and sellers do not indemnify us from product liability.

We are subject to payment related risks.

We accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift certificates, direct debit from a customer’s bank account, physical bank check and payment upon delivery. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

Item 1B —  Unresolved Staff Comments

None.

Item 2 —  Properties

Insignia, through its wholly-owned subsidiary DollarDays, leases approximately 5,500 square feet in Scottsdale, Arizona, which houses the corporate headquarters and all business functions.  The lease term expires October 31, 2012.  Rent payable in 2009 is $126,071, with incremental increases.  Insignia believes this facility is adequate to meet its current operating needs.

In March 2006, Insignia relocated its headquarters and principal management facility to Campbell, California. In connection with the sale of substantially all of Insignia’s assets in April 2007, Smith Micro assumed Insignia’s lease obligations in Campbell, California, Stockholm, Sweden and Seoul, South Korea, and contracted to allow Insignia to occupy an office in the Campbell facility.  The Company no longer utilizes the Campbell facility.

In 2006, Insignia entered into a sub-lease agreement for its UK office in High Wycombe, United Kingdom with Norwest Holt Limited.  The original lease was signed in 1998 for a term of 15 years at an annual rent of 105,000 British Pounds, subject to periodic price adjustments.

Item 3 —  Legal Proceedings

We have no material proceedings pending nor are we aware of any pending investigation or threatened litigation by any third party.

Item 4 —  Submission of Matters to a Vote of Security Holders

None.

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

	2008 Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31
Quarterly per share stock price:
High	$0.03	$0.04	$0.05	$0.07
Low	$0.01	$0.02	$0.02	$0.05

	2007 Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31
Quarterly per share stock price:
High	$0.08	$0.08	$0.09	$0.13
Low	$0.06	$0.06	$0.06	$0.05

As of December 31, 2008 our transfer agents reported there were approximately 233 holders of record of our ordinary shares and ADSs.  In addition we believe a substantial number of holders of ADSs are held in nominee or street name by brokers.

Dividends

We have not declared or paid any cash dividends on our ordinary shares, and our present policy is to retain earnings for use in our business. Any payment of dividends would be subject, under English law, to the Companies Act 1985, and to our Memorandum and Articles of Association, and may only be paid from our retained earnings, determined on a pre-consolidated basis. As of December 31, 2008 and 2007, we had accumulated deficits of approximately $6.1 million and $6.2 million, respectively, and accordingly, we do not expect to have funds legally available to pay dividends on our ordinary shares for the foreseeable future.

Stock Option Plans

We have a 1995 Incentive Stock Option Plan for U.S. employees (the “1995 Plan”), which provide for the issuance of stock options to employees and outside consultants of Insignia to purchase ordinary shares. As of the date of this report, no shares are available for issuance under the 1995 Plan.  Stock options are generally granted at prices of not less than 100% of the fair market value of the ordinary shares on the date of grant. Options granted under our option plans generally vest over a four year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date.

Pursuant to the terms of the Merger Agreement, Insignia will issue options to purchase 7,360,533 ADSs in replacement of outstanding DollarDays options.  Insignia intends to propose to stockholders, for their approval and adoption, a new 2009 Long-Term Incentive Stock Option Plan at its next Annual General Meeting so that Insignia can fulfill its obligations to issue the 7,360,533 options pursuant to the Merger Agreement, as well as have a sufficient number of additional options available for future issuances.

Recent Sales of Unregistered Securities

 Please see the Current Report on Form 8-K, filed March 19, 2009.

Item 6 — Selected Unaudited Quarterly Financial Data

The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected unaudited consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2008, and 2007 are derived from our audited financial statements that are included elsewhere in this Report. The historical quarterly results presented below are not necessarily indicative of the results to be expected for any future fiscal year. In the opinion of our management, the quarterly information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	Quarter Ended
	31-Dec	30-Sep	30-Jun	31-Mar
	(Unaudited, in thousands, except per share amounts)
2008
Revenues	$3,199	$3,624	$2,863	$2,371
Gross profit	1,075	1,110	828	698
Loss from operations	(461)	(337)	(294)	(193)
Other income (expense)	449	83	1,079	(223)
Net income (loss)	(12)	(254)	785	(416)
Basic net income (loss) per share	$-	$-	$0.03	$(0.03)
Diluted net income (loss) per share	$-	$-	$0.03	$(0.03)

2007
Revenues	$2,960	$2,789	$2,853	$2,285
Gross profit	654	790	894	800
Loss from operations	(209)	(123)	(208)	(364)
Other income (expense)	(189)	(272)	(156)	(239)
Net income (loss)	(398)	(395)	(364)	(603)
Basic net income (loss) per share	$(0.03)	$(0.02)	$(0.02)	$(0.04)
Diluted net income (loss) per share	$(0.03)	$(0.02)	$(0.02)	$(0.04)

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

Executive Overview

Until April 2007, we developed, marketed and supported software technologies that enabled mobile operators and phone manufacturers to update, upgrade and configure the firmware of mobile devices using standard over-the-air (“OTA”) data networks.

In April 2007 the we sold substantially all of our assets to Smith Micro Software, Inc.  From April 2007  until June 23, 2008, we did not generate any revenues from operations and operated as a shell company.  On June 23, 2008, we entered into the Merger with DollarDays.  The Merger was accounted for as a reverse merger where DollarDays is the accounting acquirer.  As a result, the amounts presented in this form 10-K are those of DollarDays prior to the Merger and the combined results of Insignia and DollarDays subsequent to the Merger.  See “Recent Developments”.

We develop software programs that allow us to provide general merchandise for resale to businesses through our website at www.DollarDays.com.  We have been recognized as a leader in the Internet wholesale market of discounted merchandise by a leading business periodical and trade associations.  Our objective is to provide a one-stop discount shopping destination for general merchandise for smaller distributors, retailers and non-profits nationwide seeking single and small cased-sized lots at bulk prices.  We launched our first website in October 2001.  The site offers customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative sales channel.  We believe our website offers a unique benefit to smaller businesses in that they are able to purchase goods from wholesalers and importers in single and small case lots, with no minimum purchase requirements at discounted prices.  We believe the prevailing reason our business has been able to obtain bulk pricing for single case lots is our ability to reach smaller distributors, retailers and non-profits that most general merchandise suppliers cannot economically reach. We provide all the logistics and customer support to serve this sales channel and grow our customer base.

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

Our website has a registered base of approximately 1,250,000 small businesses and receives approximately 2 million monthly page views.  We receive an average of approximately 3,000 orders per month.  Our target audience is smaller businesses.

Recent Developments

Merger Agreement with DollarDays International, Inc.

On June 23, 2008, Insignia and its wholly-owned subsidiary, Jeode, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DollarDays, providing for the merger of DollarDays into Jeode, which was completed on June 23, 2008. Under the terms of the Merger Agreement, Insignia will (1) issue ADSs for approximately 73.3 million ordinary shares to DollarDays’ shareholders, (2) issue ADSs for approximately 7.7 million ordinary shares to Amorin in representing repayment of a note payable, as well as an additional investment in DollarDays, (3) issue a warrant to purchase  8.5 million ordinary shares at an exercise price of $0.01 to Peter Engel, the chief executive officer of DollarDays, (4) issue a warrant to purchase 3.6 million ordinary shares at an exercise price of $0.13 per ADS to a financial advisor to DollarDays, and (5) issue options to purchase approximately 7.3 million ADSs, in replacement and cancellation of  outstanding DollarDays options. The closing of the Merger Agreement did not require Insignia shareholder approval.

Under the Merger Agreement, Insignia shareholders maintained approximately 37.1%, DollarDays shareholders obtained 56.7%  and Amorin obtained 6.2% of the stock of the combined company.  The merger will be accounted for as a reverse merger whereby DollarDays is the accounting acquirer resulting in a recapitalization of DollarDays’ equity.  Approximately 64% of the ADSs contemplated by the Merger were to be issued subsequent to the closing of the Merger, and the remaining ADSs will be issued following shareholder authorization of an increase in Insignia’s authorized share capital.

 Release Agreement with Smith Micro Software, Inc.

On June 23, 2008, Insignia and certain of its subsidiaries entered into a release agreement with Smith Micro and DollarDays. Under the terms of the release agreement, Insignia and Smith Micro agreed to release all claims against each other pursuant to the asset purchase agreement, including, but not limited to, claims made by Smith Micro under a holdback certificate dated March 31, 2008, whereby Smith Micro sought indemnification for various alleged breaches of representations and warranties in the asset purchase agreement resulting in alleged aggregate losses of between $3.1 million and $6.5 million. Insignia has also agreed to release its claim for a $1.5 million purchase price holdback amount held by Smith Micro and to deliver a cash payment of $500,000 to Smith Micro.

Changes to the Board of Directors

In connection with the transactions contemplated by the Merger Agreement, there was a change in Insignia’s Board of Directors and management.  Prior to the consummation of the transaction, Insignia’s Board of Directors consisted of Viscount Nicholas Bearsted, Mark McMillan and Vincent Pino.  Effective at the closing of the transactions contemplated by the Merger Agreement, Viscount Nicholas Bearsted and Mark McMillan resigned from our Board of Directors.  Simultaneously at the closing, the Board of Directors appointed Peter Engel, Christopher Baker and Filipe Sobral to serve on the Board of Directors and Peter Engel was appointed Chief Executive Officer of Insignia.

Subsequent to, and in connection with, the Merger, George Monk also resigned from his positions as Chief Financial Officer.  The then current Board of Directors of Insignia appointed Larry Schafran as a director of Insignia.

Appointment of Mr. Engel as Chief Executive Officer

On June 23, 2008, pursuant to the transactions contemplated by the Merger Agreement and concurrent with the completion of the Merger, Peter Engel was appointed Chief Executive Officer and Director of Insignia. Mr. Engel, 73, has served as the Chairman and Chief Executive Officer of DollarDays since February 2007. Mr. Engel also serves as Chairman and Chief Executive Officer of Affinity Media International Corporation, a position held from 2005 to present. Mr. Engel has been involved with the publishing industry since his first book, The Overachievers, was published by St. Martins Press in 1976. From 2003 through 2005, Mr. Engel was President of Affinity Publishing, a book packaging company. Since 1998, Mr. Engel has concentrated on building entrepreneurial enterprises, some of them in the publishing arena. From 1998 to 2000 he was the president of the audio book division of NewStar Media, Inc. (formerly a Nasdaq company). From 1992 to 1998 he was the president and CEO of Affinity Communications Corp., a west coast publishing and book concept developer whose books were published by many major publishers including Crown, Harper Collins, Little Brown, McGraw Hill, Penguin, Pocket, Putnam, Random House, Regnery, St. Martins Press, Simon & Schuster and Viking. In 1980, Mr. Engel founded and became the president and CEO of The American Consulting Corporation (“ACC”), a marketing services firm. ACC’s clients included Campbell Soup, Carter-Wallace, Coors, Citicorp, Clorox, Dunkin’ Donuts, Frito-Lay, Gillette, Johnson and Johnson, Kraft, Mattel, Nestle, Nike, Ocean Spray, PepsiCo, Quaker, and Seagram as well as over forty other companies. Mr. Engel took ACC public in 1987 and sold it in 1988. From 1971 to 1980, Mr. Engel was a senior executive at Colgate-Palmolive, where he was Vice President Latin America and Canada, and Vice President of Marketing Services, eventually rising to Group Vice President, Cosmetics and Beauty Accessories Division and President and CEO of Helena Rubinstein. From 1968 to 1970, he was CEO of Candy Corporation of America (“CCA”) and its public parent, Lehigh Coal and Navigation. At CCA, he led the roll up of several candy companies (including such brands as Bonomo’s Turkish Taffy, Mason Mints, Mason Dots, and Cella’s Cherries) to form an integrated candy group. From 1966 to 1968, Mr. Engel was General Manager, General Products Division, Philip Morris, where he was responsible for non-tobacco products including: Personal razor blades, an industrial blades business, Burma Shave, Clark Chewing Gum, and the launch of Kit-Kat candy bars. Mr. Engel began his career in 1956 at Procter & Gamble, rising to Tide brand manager in Canada. He was then promoted to become one of the team of executives that opened P&G Germany. In 1964, Mr. Engel was moved to P&G’s Cincinnati headquarters. Mr. Engel is a former Associate Professor at the University of Southern California entrepreneurial program. Under his own name, he is the author of three novels ( High Gloss, A Controlling Interest, and Tender Offers), five business books  (The Overachievers, What’s Your Exit Strategy, The Exceptional Individual, Scam, and The SOHO Desk Reference, a Practical Guide for Entrepreneurs, ed. ), and several gift books. In addition, he has ghost-written a number of books on alternative health and other issues. Mr. Engel has also been granted patents covering cosmetics, health related products, promotional concepts, and an Internet concept. He holds a Bachelors of Commerce from McGill University in Montreal, and has completed the course work, but not the dissertation, for a PhD in history at New York’s Columbia University.

Critical Accounting Estimates and Assumptions

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  Summaries of our significant accounting policies are detailed in the notes to the consolidated financial statements, which are an integral component of this filing.

The following summarizes critical estimates made by management in the preparation of the consolidated financial statements.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with our sales. Trade receivables are carried at their estimated collectible amounts and generally consist of amounts due from credit card transactions.

We follow the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and prior history of uncollected accounts receivable. The allowance for doubtful accounts at December 31, 2008 and 2007 was $0 as DollarDays expected to collect substantially all amounts due.  Bad debt expense for the years ended December 31, 2008 and 2007 was $0 and $64,437, respectively.

We follow the allowance method of recognizing sales returns. The allowance method recognizes sales returns as a percentage of sales based on a prior history of sales returns. The allowance for sales returns at December 31, 2008 and 2007 was $17,601 and $13,206, respectively.  Sales returns expense for the years ended December 31, 2008 and 2007 was $66,832 and $105,123, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the assets' useful lives or lease terms. Depreciation and amortization expense was $43,320 and $51,584 for the years ended December 31, 2008 and 2007.

We capitalize website development costs in accordance with the provisions of Emerging Issues Task Force (EITF) 00-02.  Generally, we capitalize costs incurred to develop its website applications and infrastructure.  Capitalized website development costs totaled $52,987 and $27,605 for the years ended December 31, 2008 and 2007, respectively.

Long-lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144  "Accounting  for the Impairment or Disposal of  Long-Lived  Assets"  which  requires that  long-lived assets to be held and used be reviewed for impairment whenever events or changes in  circumstances  indicate  that the  carrying  amount  of an asset  may not be recoverable.

We evaluate our long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. No impairment of our long-lived assets existed at December 31, 2008 and 2007.

Convertible Debt

We issued convertible instruments, which contained embedded conversion features. We evaluated the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” to its embedded conversion feature within its convertible debt instruments.  We determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability.

We evaluated the conversion feature under EITF 98-5 and EITF 00-27 for a beneficial conversion feature at inception.  The effective conversion price was then computed based on the allocation of the proceeds to the convertible debt to determine if a beneficial conversion feature exists.  The effective conversion price was compared to the market price on the date of the original note and was deemed to be less than the market value of our stock at the inception of the note.  A beneficial conversion feature was recognized and gave rise to a debt discount that is amortized over the stated maturity of the convertible debt instrument or the earliest potential conversion date.

Prior to the Merger, the Company was unable to repay its existing debt obligations, many of its notes were past due, and management was unable to obtain additional financing.  Consequently, management entered into an agreement with the debt holders to convert all existing debt and accrued interest into equity.

In accordance with the provisions of SFAS No 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, the Company has recognized a gain of $1,113,849 ($0.01 per share on both a basic and diluted basis) on such restructuring transactions with non-related parties based on the difference between the carrying value of the debt of $1,298,198 and the fair value of the equity securities issued of $184,349.  No gain or loss was recognized on restructuring transactions with related parties.

Revenue Recognition

Revenue is recognized when the four criteria for revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) shipment or delivery has occurred; (3) the price is fixed or determinable and (4) collectability is reasonably assured.    Cash payments received in advance of product shipment are deferred as reflected as a deferred revenue liability in the accompanying balance sheets.  Allowances for sales returns and discounts are recorded as a component of net sales in the period the allowances are recognized.

All amounts billed to customers for shipping and handling costs are included in net revenues in the accompanying statements of operations.  Actual shipping costs incurred are reflected as a component of cost of sales in the accompanying statements of operations.  Total shipping expense included in cost of sales was $1,661,517 and $1,612,098 for the years ended December 31, 2008 and 2007, respectively.

We evaluated the provisions of EITF 99-19, “Reporting Revenue Gross as a Principal or Net as an Agent,” noting that the task force determined that it is a matter of judgment and a preponderance of the evidence as to whether a company satisfies the gross versus net indicators.  As a result of our analysis, we determined that it qualifies for “gross” revenue recognition

Income Taxes

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments, receivables and payables and short-term debt.  The fair value of the short-term instruments approximates fair value due to the short-term maturities of such instruments.  Fair value for the convertible debt instruments and other short-term debt instruments cannot be reasonably estimated as no market exists for such instruments and competitive market rates for similar instruments cannot be determined with any reasonable assurance.

As the total number of ordinary shares to be issued, 126,682,430, exceeds the currently authorized number of ordinary shares, we recognized a liability of $134,252 at December 31, 2008 for the fair value of unauthorized, unissued shares based on the quoted market prices available at the date of the legal commitment.  The fair value of the liability for unauthorized, unissued shares has been recorded at market value as of December 31, 2008, and a corresponding gain of $207,337 has been recognized due to changes in the fair value of the liability during the year.

Stock- Based Compensation

Effective January 1, 2006, the Company adopted the provisions of, and accounts for equity-based compensation in accordance with, SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which revised SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  In accordance with SFAS 123R, equity based compensation cost is measured at the grant date based on the fair value of the award.  The Company elected the modified-prospective method upon the adoption of SFAS 123R.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares.  The assumption for the expected term was determined using the simplified method outlined in Staff Accounting Bulletin No. 110.  The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of a representative group of peer companies’ stock is used as the basis for the volatility assumption.

Results of Operations

The following financial information relates to the results of operations and analysis of financial condition of DollarDays.  While DollarDays recently completed a reverse merger with Insignia, we do not believe the results of operations for Insignia during 2007 and 2008 are meaningful to investors as Insignia operated as a shell company subsequent to their sale of their operating business in 2007.  Financial information regarding the financial statements of DollarDays for the years ended December 31, 2008 and 2007 begin on page F-1 of this current report.

Net Revenues

Year Ended December 31,	Net Revenues	Change from Prior Year	Percent Change from Prior Year

2008	$12,057,076	$1,169,630	10.7%
2007	$10,887,446

Net revenues increased from 2007 to 2008 due to increased marketing efforts, targeted advertising and increased search optimization.

           Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Cost of Goods Sold

Year Ended December 31,	Cost of Goods Sold	Change from Prior Year	Percent Change from Prior Year

2008	$8,346,214	$596,651	7.7%
2007	$7,749,563

Cost of goods sold increased from 2007 to 2008 due to an increase in sales, along with cost efficiencies gained through negotiations with vendors and other costs savings measures.

Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Sales and Marketing

Year Ended December 31,	Sales and Marketing	Change from Prior Year	Percent Change from Prior Year

2008	$2,380,604	$533,580	28.9%
2007	$1,847,024

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users.  Sales and marketing expenses increased from 2007 to 2008 due to increases in marketing, targeted advertising and web search optimization efforts.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

Year Ended December 31,	General and Administrative	Change from Prior Year	Percent Change from Prior Year

2008	$2,614,814	$420,186	19.1%
2007	$2,194,628

General and administrative expense includes management fees, salaries and other compensation expenses, rent, utilities, general office expenses, insurance and other costs necessary to conduct business operations.  General and administrative expenses increased from 2007 to 2008 due to an increase in merger related professional fees.

Factors that can influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Interest Expense

Year Ended December 31,	Interest Expense	Change from Prior Year	Percent Change from Prior Year

2008	$176,874	$(795,791)	(81.8)%
2007	$972,665

Interest expense decreased from 2007 to 2008 as the Company converted or repaid all outstanding debt during 2008.

Advertising Revenue and Other

Year Ended December 31,	Advertising Revenue and Other	Change from Prior Year	Percent Change from Prior Year

2008	$243,240	$126,884	109.0%
2007	$116,356

Advertising revenue and other increased from 2007 to 2008 as the Company increased its promotion and sale of banner and other website advertising on its site.

Net Income (Loss)

Year Ended December 31,	Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2008	$102,996	$1,863,074	105.9%
2007	$(1,760,078)

We achieved slight profitability in 2008 as compared to a net loss in 2007  due to increased sales, improved operating efficiencies and a gain on debt conversion.  These improvements were offset by increased merger related professional fees.

Liquidity and Capital Resources

Our operating cash outflows were $1,058,014 for the year ended December 31, 2008 as compared to $814,484 for the year ended December 31, 2007, a decrease of $243,530.  We experienced a larger amount of net cash outflows in 2008 as we incurred greater operating expenses, primarily related to merger related expenses.  Our net cash outflows are significantly different than our net loss due to the substantial amount of non-cash expenses, particularly debt-discount amortization and interest paid in kind.

 We had net investing cash inflows were $938,085 for the year ended December 31, 2008 as compared to net investing cash outflows of $55,079 for the year ended December 31, 2007.  Our 2008 results are due to cash acquired during the merger.

Financing cash inflows were $122,500 for the year ended December 31, 2008 as compared to $685,160 for the year ended December 31, 2007.  Financing cash inflows in 2008 consisted of proceeds from the issuance of debt and equity, offset by payments on outstanding debt. Financing cash flows in 2007 consisted of additional proceeds from issuance of long-term debt, partially offset by repayments of debt instruments and repayments on our line of credit.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a recent history of negative cash flow generated from operations and an accumulated deficit at December 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company intends to generate operating cash flows through the growth of its existing business, the improvement of operating margins and by growth through acquisitions. Although there can be no assurance, management believes that such measures will provide it with enough liquidity to operate its current business and continue as a going concern in the short term.

Off-balance sheet arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2008 and 2007.

New accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R requires acquisition costs be expensed instead of capitalized as is required currently under SFAS 141 and also establishes disclosure requirements for business combinations. SFAS 141R applies to business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008 and, as such, SFAS 141R is effective beginning in the Company’s fiscal year 2009.  The adoption of SFAS 141R did not have a material effect on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” — an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed “non-controlling interests.” SFAS 160 requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and, as such, will be effective beginning in the Company’s fiscal year 2009. The adoption of SFAS 160 is did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The adoption of SFAS 159 did not have a material effect on our consolidated financial position, results of operations or cash flows.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements ” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position 157-1, “ Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. ” (“FSP 157-1”). FSP 157-1 amends SFAS 157 to exclude leasing transactions accounted for under SFAS 13 and related guidance from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 175-2”), “ Effective Date of FASB Statement 157, ” which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed as fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for fiscal year 2009, however, FSP 157-2 delays the effective date for certain items to fiscal year 2010.   The adoption of SFAS 157 did not have a material effect on our consolidated financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “ Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 ” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and was effective beginning the first quarter of fiscal 2007. The adoption of FIN 48 did not result in a cumulative adjustment to our accumulated deficit.

In May 2008, FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” ("FSP APB 14-1").  FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective January 1, 2009 and we are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial statements.

In June 2008, FASB ratified EITF No. 07-05, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock” ("EITF 07-05").  EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  EITF 07-05 is effective January 1, 2009 and we are currently evaluating the impact of the adoption of EITF 07-05 for certain financing warrants that contain exercise price adjustment features.

Item 8  — Financial Statements and Supplementary Data

The financial statements included in this report under this item are set forth beginning on Page F-1 of this report, immediately following the signature pages.

Item 9 —  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective September 12, 2008, we dismissed Burr, Pilger & Mayer LLP (“BPM”) as our independent registered public accounting firm and appointed Malone & Bailey, P.C. (“Malone & Bailey”) as our new independent registered public accounting firm for the fiscal years ended December 31, 2007 and 2008. Our board of directors approved the dismissal of BPM and the appointment of Malone & Bailey as the Company’s new independent registered public accounting firm.

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

Item 9A — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the untimely filings of our quarterly financial statements and due to the material weaknesses discussed immediately below.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
We did not maintain effective controls over the control environment.  Specifically, we did not adequately communicate to our employees our written code of business conduct nor did we establish a means for employees to anonymously report unethical behavior.  Further, the responsibilities of our Board of Directors and Audit Committee have not been formally documented nor did we maintain written accounting or information technology policies and procedures.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
We did not maintain effective change controls and access controls over critical financial reporting applications.  This control deficiency could result in a material misstatement of significant accounts or disclosures that could result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected.

3.
We did not maintain effective controls over our period end reporting process. Specifically, our 2008 quarterly financial results were not filed in a timely manner.  Additionally, there is no comprehensive close checklist used and no secondary review of account reconciliations which support the results presented in our financial statements.

4.
The Company did not have adequate controls surrounding the accounting for the reverse merger transaction with Insignia.  This transaction was highly complex and resulted in several audit adjustments associated with the accounting for transaction related costs, the establishment of a liability for unissued shares and the accounting for debt converted in anticipation of the reverse merger.  While this weakness is specific to a non-recurring transaction, Company management is aware of the potential accounting ramifications of such transactions and will take steps to identify and address such ramifications when entering into significant future transactions, including performing additional financial due diligence and hiring third-parties to help analyze and assess these implications.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Report.

Changes in Internal Control over Financial Reporting

In our efforts to continuously improve our internal controls, management has taken steps to enhance the following controls and procedures subsequent to the end of fiscal 2008 as part of our remediation efforts:

•	Management has prepared an updated Employee Handbook and Code of Conduct and has circulated these documents throughout the organization with signed acknowledgements obtained from employees.

•	Management has implemented a means for employees to anonymously report misconduct.

•	Management has increased documentation around certain authorization and review controls.

•	Management has reviewed and updated access rights granted to critical accounting applications to better align with staff responsibilities.

Item 9B —  Other Information

Recent Events

On February 25, 2009, the Company’s Board of Directors approved the grant of an aggregate of 14,756,360 shares of restricted stock vesting as follows:
•	Twenty percent at the date of grant;
•
Twenty percent on the first anniversary of the date of grant conditional upon the achievement of a closing price not less than $0.06 and daily volume of 50,000 shares for 25 days of the 30 day period  prior to the anniversary date;

•
Thirty percent on the second anniversary of the date of grant conditional upon the achievement of a closing price not less than $0.10 and daily volume of 50,000 shares for 25 days of the 30 day period prior to the anniversary date; and

•
Thirty percent on the third anniversary of the date of grant conditional upon the achievement of a closing price not less than $0.15 and daily volume of 50,000 shares for 25 days of the 30 day period prior to the anniversary date.

As the Company did not have available authorized shares available for the grant of restricted stock, the Company will issue the shares at a future date when shares are available.

PART III

Item 10 —  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the captions “Resolutions 4 Through 8 Re-Appointment of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” to the Company’s definitive proxy statement for the Annual General Meeting of shareholders to be held later this year.

Item 11 —  Executive Compensation

The information required by this item is incorporated herein by reference from the information under the captions “2008 Director Compensation” “2008 Summary Compensation Table” and “Resolution 13:  Approve the 2009 Long Term Incentive Plan” to the Company’s definitive proxy statement for the Annual General Meeting of shareholders to be held later this year.

Item 12 —  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” to the Company’s definitive proxy statement for the Annual General Meeting of shareholders to be held later this year.

Item 13 —  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference from the information under the captions “Certain Relationships and Related Transactions” “Directors’ Other Interest” and “Director Independence” to the Company’s definitive proxy statement for the Annual General Meeting of shareholders to be held later this year.

Item 14 —  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the information under the caption “Resolutions 2 & 3 Appointment of Independent Auditors” to the Company’s definitive proxy statement for the Annual General Meeting of shareholders to be held later this year.

PART IV

Item 15 —  Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1.  Financial Statements and Reports

The consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

2.  Financial Statements Schedule

Schedule II — Valuation and Qualifying Accounts for the two years ended December 31, 2008 included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2009.

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
Michael Moore

(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

Additional Directors:
/s/ PETER ENGEL	Chairman and CEO	March 31, 2009
Peter Engel

/s/ CHRISTOPHER BAKER	Director	March 31, 2009
Christopher Baker

/s/ VINCENT PINO	Director	March 31, 2009
Vincent Pino

/s/ LARRY SCHAFRAN	Director	March 31, 2009
Larry Schafran

/s/ FILIPE SOBRAL	Director	March 31, 2009
Filipe Sobral

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Insignia Solutions plc, dba DollarDays International, Inc.

We have audited the accompanying consolidated balance sheets of Insignia Solutions plc, dba DollarDays International, Inc.(the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE & BAILEY, PC

www.malone-bailey.com
Houston, Texas
March 30, 2009

INSIGNIA SOLUTIONS PLC dba DOLLARDAYS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

Assets

Cash and cash equivalents	$20,836	$18,265
Short term invesments	2,118,933	-
Accounts receivable, net	75,457	50,227
Prepaid expenses and other current assets	78,723	22,475
Total current assets	2,293,949	90,967
Property and equipment, net	160,641	127,287
Deposits and other assets	33,899	45,199
Total assets	$2,488,489	$263,453

Liabilities and Shareholders' Equity (Deficit)

Accounts payable	$1,176,170	$1,230,674
Accrued expenses	771,407	96,432
Accrued interest	-	732,926
Deferred revenue	15,617	33,259
Convertible debt and other notes payable (including $0 and $5,569,525 due to related parties), net of discount	-	6,263,972
Liability for unauthorized, unissued shares	134,252	-
Other liabilities	4,652	698
Total current liabilities	2,102,098	8,357,961

Shareholders' equity (deficit):
Ordinary shares, 1 pence par value, 110,000,000 shares authorized, 126,682,430 shares to be issued and outstanding at December 31, 2008 and 16,209,663 issued and outstanding at December 31, 2007 (see Note 1)	2,503,878	320,384
Additional paid in capital	3,982,711	(2,211,698)
Accumulated deficit	(6,100,198)	(6,203,194)
Total shareholders' equity (deficit)	386,391	(8,094,508)

Total liabilities and shareholders' equity (deficit)	$2,488,489	$263,453

See accompanying notes to consolidated financial statements.

INSIGNIA SOLUTIONS PLC dba DOLLARDAYS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007

Net revenues	$12,057,076	$10,887,446
Cost of goods sold	8,346,214	7,749,563
Gross profit	3,710,862	3,137,883
Operating expenses:
Sales and marketing	2,380,604	1,847,024
General and administrative	2,614,814	2,194,628
Total operating expenses	4,995,418	4,041,652

Operating loss	(1,284,556)	(903,769)
Other income (expense):
Interest expense	(176,874)	(972,665)
Gain on debt conversion	1,113,849	-
Mark to market gains (losses) on liability for unauthorized shares	207,337	-
Advertising revenue and other	243,240	116,356
Total other income (expense)	1,387,552	(856,309)

Net income (loss)	$102,996	$(1,760,078)

Net income (loss) per share:
Basic	$-	$(0.11)
Diluted	$-	$(0.11)

Weighted average common shares outstanding
Basic	73,860,752	16,209,663
Diluted	76,835,847	16,209,663

See accompanying notes to consolidated financial statements.

INSIGNIA SOLUTIONS PLC dba DOLLARDAYS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

			Additional
	Ordinary Shares		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	16,209,663	$320,384	(2,462,858)	(4,443,117)	$(6,585,590)

Net loss	-	-	-	(1,760,078)	(1,760,078)
Warrants issued for interest expense	-	-	136,452	-	136,452
Amortization of stock based compensation awards	-	-	60,448	-	60,448
Beneficial conversion feature and options					-
issued with convertible debt	-	-	54,260	-	54,260
Balance at December 31, 2007	16,209,663	$320,384	$(2,211,698)	$(6,203,194)	$(8,094,508)

Net income	-	-	-	102,996	102,996
Shares issued in connection with debt conversion	51,855,761	1,024,929	4,117,268	-	5,142,197
Recapitalization from reverse merger - shares retained by Insignia's shareholders	50,934,080	1,006,712	1,513,078	-	2,519,790
Shares issued for cash, net of offering costs of $80,000	4,225,609	83,519	386,481	-	470,000
Shares issued as satisfaction of shareholder advance	3,457,317	68,334	381,666	-	450,000
Reclassification for liability associated with					-
unauthorized, unissued shares	-	-	(341,589)	-	(341,589)
Amortization of stock based compensation awards	-	-	137,505	-	137,505
Balance at December 31, 2008 (Note 1)	126,682,430	$2,503,878	$3,982,711	$(6,100,198)	$386,391

See accompanying notes to consolidated financial statements.

INSIGNIA SOLUTIONS PLC dba DOLLARDAYS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:

Net income (loss)	$102,996	$(1,760,078)
Adjustments to reconcile net income (loss )to
net cash used in operating activities:
Interest paid-in-kind	-	140,974
Gain on debt conversion	(1,113,849)	-
Mark to market gains /losses on liability for
unauthorized shares	(207,337)	-
Depreciation and amortization	43,320	51,584
Amortization of debt discount	12,479	41,781
Bad debt expense	(8,736)	64,437
Loss on disposal of asset	-	68,958
Stock-based compensation	137,505	60,448
Warrants issued for interest expense	-	136,452
Changes in assets and liabilities:
Accounts receivable	(16,494)	6,038
Inventory	-	124,630
Prepaid and other current assets	(39,599)	39,220
Deposits and other assets	56,706	-
Accounts payable	(128,544)	(307,913)
Accrued expenses	73,058	(5,524)
Accrued interest	44,169	526,231
Deferred revenue	(17,642)	20,694
Other liabilities	3,954	(22,416)
Net cash used in operating activities	(1,058,014)	(814,484)

Cash flows from investing activities:
Cash acquired in connection with reverse merger,
net of acquisition costs	3,133,692	-
Purchase of short term investments	(2,118,933)	-
Purchases of equipment	(76,674)	(55,079)
Net cash provided by (used in) investing activities	938,085	(55,079)

Cash flows from financing activities:
Proceeds from equity issuance, net of offering costs	470,000	-
Advances on line of credit	-	(62,344)
Proceeds from issuance of long-term debt	517,500	1,047,504
Repayments of long-term debt	(865,000)	(300,000)
Net cash provided by financing activities	122,500	685,160

Change in cash and cash equivalents	2,571	(184,403)

Cash and cash equivalents, beginning of period	18,265	202,668

Cash and cash equivalents, end of period	$20,836	$18,265

Supplemental schedule of non-cash financing and investing activities cash flow disclosures:

Conversion of convertible debt and other
notes payable to equity	$6,256,046	$54,260
Conversion of shareholder advance to equity	$450,000	$-
Net noncash liabilities assumed in reverse merger	$613,902	$-

Cash paid for interest	$120,250	$127,227

See accompanying notes to consolidated financial statements.

INSIGNIA SOLUTIONS PLC dba DOLLARDAYS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BACKGROUND

Insignia Solutions plc (“Insignia”), commenced operations in 1986 and until April 2007 developed, marketed and supported Mobile Device Management (“MDM”) software technologies that enable mobile operators and phone manufacturers to configure, update and upgrade mobile devices using standard over-the-air data networks.

In April 2007 Insignia sold substantially all its assets to Smith Micro Software, Inc.  From  April 2007 until June 23, 2008, Insignia did not generate any revenues from operations and operated as a shell company.

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

•
DDI Inc. merged with Jeode, Inc., a Delaware corporation and a wholly-owned subsidiary of Insignia, whereby DDI Inc. was the surviving corporation and a wholly-owned subsidiary of Insignia and Insignia agreed to issue 73,333,333 American Depository Receipts (“ADSs”), which are common stock equivalents of Insignia in exchange for all of the outstanding common stock of DDI Inc.

•	The combined entity was to issue an aggregate of 7,682,926 ADSs to a new investor in exchange for cash of $550,000 and the conversion of note payable of $450,000.

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

DDI Inc., through its website, www.DollarDays.com, is an Internet based wholesaler of general merchandise to small independent resellers.  Orders are placed by customers through the website where, upon successful payment, the merchandise is shipped directly from the vendors’ warehouses.

The consolidated financial statements set forth herein include the accounts and results of DDI Inc. and include the results of Insignia and its subsidiaries beginning with the date of acquisition (collectively the “Company”).  Because DDI Inc. is the accounting acquirer, all historical financial information for periods prior to June 23, 2008 are those of DDI Inc. and do not reflect the activities of Insignia.  All intercompany amounts are eliminated in consolidation.

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

 NOTE 2: GOING CONCERN

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a recent history of negative cash flow generated from operations and an accumulated deficit at December 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company intends to generate operating cash flows through the growth of its existing business, the improvement of operating margins and by growth through acquisitions. Although there can be no assurance, management believes that such measures will provide it with enough liquidity to operate its current business and continue as a going concern in the short term.

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.

Short Term Investments

Short term investments consist principally of certificates of deposits (“CDs”) with original maturities more than three months.  The Company invests in CDs issued by domestic banks and, at times, may exceed federally insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the the Company sales. Trade receivables are carried at their estimated collectible amounts and generally consist of amounts due from credit card transactions.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and prior history of uncollected accounts receivable. The allowance for doubtful accounts at December 31, 2008 and 2007 was $0 as the Company expected to collect substantially all amounts due.  Bad debt expense for the years ended December 31, 2008 and 2007 was $0 and $64,437, respectively.

The Company follows the allowance method of recognizing sales returns. The allowance method recognizes sales returns as a percentage of sales based on a prior history of sales returns. The allowance for sales returns at December 31, 2008 and 2007 was $17,601 and $13,206, respectively.  Sales returns expense for the years ended December 31, 2008 and 2007 was $66,832 and $105,123, respectively.

Inventory

Substantially all of the Company’s sales orders are shipped directly from the Company’s vendors and the Company never takes title to the inventory.  Accordingly, such inventory is not reflected on the financial statements at December 31, 2008 and 2007, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the assets' useful lives or lease terms. Depreciation and amortization expense was $43,320 and $51,584 for the years ended December 31, 2008 and 2007, respectively.

The Company capitalizes website development costs in accordance with the provisions of Emerging Issues Task Force (EITF) 00-02.  Generally, the Company capitalizes costs incurred to develop its website applications and infrastructure.  Capitalized website development costs totaled $52,987 and $27,605 for the years ended December 31, 2008 and 2007, respectively.

Long-lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144  "Accounting  for the Impairment or Disposal of  Long-Lived  Assets"  which  requires that  long-lived assets to be held and used be reviewed for impairment whenever events or changes in  circumstances  indicate  that the  carrying  amount  of an asset  may not be recoverable.

The Company evaluates its long-lived assets for impairment annually whenever changes in circumstances  indicate  that  the  carrying  amount  of the  asset  may  not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets.  Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.  The Company recognized no impairment loss at December 31, 2008 or 2007.

Convertible Debt

The Company has issued convertible instruments, which contained embedded conversion features. The Company has evaluated the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” to its embedded conversion feature within its convertible debt instruments.  The Company has determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability.

The Company evaluated the conversion feature under EITF 98-5 and EITF 00-27 for a beneficial conversion feature at inception.  The effective conversion price was then computed based on the allocation of the proceeds to the convertible debt to determine if a beneficial conversion feature exists.  The effective conversion price was compared to the market price on the date of the original note and was deemed to be less than the market value of the Company’s stock at the inception of the note.  A beneficial conversion feature was recognized and gave rise to a debt discount that is amortized over the stated maturity of the convertible debt instrument or the earliest potential conversion date.

Deferred Rent

The Company is a lessee under an operating lease with escalating lease payments (see Note 7).  In accordance with the provisions of SFAS No. 13, “Accounting for Leases”, rent expense is recognized on a straight line basis over the life of lease.  Deferred rent was $4,652 and $698 at December 31, 2008 and 2007, respectively, and is included in other current liabilities in the accompanying consolidated balance sheets.

Revenue Recognition

Revenue is recognized when the four criteria for revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) shipment ore delivery has occurred; (3) the price is fixed or determinable and (4) collectability is reasonably assured.    Cash payments received in advance of product shipment are deferred as reflected as a deferred revenue liability in the accompanying balance sheet.  Allowances for sales returns and discounts are recorded as a component of net sales in the period the allowances are recognized.

All amounts billed to customers for shipping and handling costs are included in net revenues in the accompanying statement of operations.  Actual shipping costs incurred are reflected as a component of cost of sales in the accompanying consolidated statements of operations.  Total shipping expense included in cost of sales was $1,661,517 and $1,612,098 for the years ended December 31, 2008 and 2007, respectively.

The Company has evaluated the provisions of EITF 99-19, “Reporting Revenue Gross as a Principal or Net as an Agent,” noting that the task force determined that it is a matter of judgment and a preponderance of the evidence as to whether a company satisfies the gross versus net indicators.  As a result of its analysis, the Company has determined that it qualifies for “gross” revenue recognition

Advertising

The Company’s advertising activities consist of telemarketing, search engine optimization, Internet based advertising and other advertising activities.  The Company expenses advertising costs as incurred.  Advertising expense was $833,696 and $652,824 for the years ended December 31, 2008 and 2007, respectively.

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

Prior to the Merger, the Company was an LLC, a pass-through entity for income tax purposes.  In connection with the Merger, the Company formed a wholly owned Delaware corporation and contributed all its assets and liabilities in exchange for 100% of the stock of DDI Inc.   No provision for income taxes have been reflected on the books of the Company prior to the Merger based on the pass-through nature of the Company.

Fair Value of Financial Instruments

The Company’ financial instruments include cash and cash equivalents, short term investments, short term receivables and payables and short-term debt.  The fair value of the short-term instruments approximates fair value due to the short-term maturities of such instruments.  Fair value for the convertible debt instruments and other short-term debt instruments cannot be reasonably estimated as no market exists for such instruments and competitive market rates for similar instruments cannot be determined with any reasonable assurance.

As the total number of ordinary shares to be issued, 126,682,430, exceeds the currently authorized number of ordinary shares, the Company recognized a liability of $134,252 at December 31, 2008 for the fair value of unauthorized, unissued shares based on the quoted market prices available at the date of the legal commitment.  The fair value of the liability for unauthorized, unissued shares has been recorded at market value as of December 31, 2008, and a corresponding gain of $207,337 has been recognized due to changes in the fair value of the liability during the year.

Stock- Based Compensation

Effective January 1, 2006, the Company adopted the provisions of, and accounts for equity-based compensation in accordance with, SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which revised SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  In accordance with SFAS 123R, equity based compensation cost is measured at the grant date based on the fair value of the award.  The Company elected the modified-prospective method upon the adoption of SFAS 123R.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares.  The assumption for the expected term was determined using the simplified method outlined in Staff Accounting Bulletin No. 110.  The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of a representative group of peer companies’ stock is used as the basis for the volatility assumption.

Concentrations of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and short-term investments. The Company invests its excess cash primarily in certificates of deposits with federally insured quality financial institutions.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R requires acquisition costs be expensed instead of capitalized as is required currently under SFAS 141 and also establishes disclosure requirements for business combinations. SFAS 141R applies to business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008 and, as such, SFAS 141R is effective beginning in the Company’s fiscal year 2009.  The adoption of SFAS 141R did not have a material effect on its financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” — an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed “non-controlling interests.” SFAS 160 requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and, as such, will be effective beginning in the Company’s fiscal year 2009. The adoption of SFAS 160 is did not have a material impact on its consolidated financial statements.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. ” (“FSP 157-1”). FSP 157-1 amends SFAS 157 to exclude leasing transactions accounted for under SFAS 13 and related guidance from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 175-2”), “Effective Date of FASB Statement 157,” which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed as fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for fiscal year 2009, however, FSP 157-2 delays the effective date for certain items to fiscal year 2010.   The adoption of SFAS 157 did not have a material effect on its financial condition or results of operations.

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

In May 2008, FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” ("FSP APB 14-1").  FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective January 1, 2009 and the Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial statements.

In June 2008, FASB ratified EITF No. 07-05, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock” ("EITF 07-05").  EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  EITF 07-05 is effective January 1, 2009 and the Company is currently evaluating the impact of the adoption of EITF 07-05 for certain financing warrants that contain exercise price adjustment features.

NOTE 4: EARNINGS (LOSS) PER SHARE

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted income (loss) per share reflect potential dilution from the exercise or conversion of securities into common stock. The effects of certain stock options and warrants are excluded from the determination of the weighted average common shares outstanding for diluted income per share in each of the periods presented as the effects were antidilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s common stock. The following table includes the stock options and warrants that are dilutive for each of the years presented and are therefore included in the Company’s diluted earnings per share calculation.

	Year Ended December 31,
	2008	2007

Net income (loss)	$102,996	$(1,760,078)

Basic weighted average common shares outstanding	73,860,752	16,209,663
Add incremental shares for:
Stock options	-	-
Warrants	2,975,095	-
Diluted weighted average common shares outstanding	76,835,847	16,209,663

Net income per share:
Basic	$-	$(0.11)
Diluted	$-	$(0.11)

NOTE 5:  PROPERTY AND EQUIPMENT

The following table sets forth information with respect to property and equipment at December 31, 2008 and 2007:

	2008	2007

Software and website development costs	$102,785	$49,798
Computer equipment	109,147	85,460
Leasehold improvements	33,844	33,844
	245,776	169,102
Less: accumulated depreciation and amortization	(85,135)	(41,815)
	$160,641	$127,287

During the year ended December 31, 2007, the Company wrote off $68,958 of equipment in connection with an office relocation.

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was $43,320 and $51,584, respectively.

NOTE 6: NOTES PAYABLE

Notes payable at December 31, 2008 and 2007, are comprised of the following:

	December 31,	December 31,
	2008	2007

Convertible notes payable to related parties, interest rate at 12%, due on demand, convertible at various rates into an aggregate of 1864.88 units at December 31, 2007	$-	$4,546,250
Convertible notes payable, interest rate at 12%, due on demand, convertible at various rates into an aggregate of 71.24 units at December 31, 2007	-	165,000
Notes payable to related parties, interest rate at 12%, due on demand	-	446,255
Convertible notes payable, interest rate at 12%, due on demand	-	500,000
Accrued interest converted to notes payable (paid in kind), interest rate at 12%, due on demand	-	618,946
	-	6,276,451
Less: unamortized debt discount	-	(12,479)
	$-	$6,263,972

The Company had several convertible notes outstanding, a few of which were issued together with detachable options.  The allocation of a portion of the proceeds to the conversion features and the options gave rise to the recognition of a debt discount on these notes.  The Company allocated $1,990,193 of proceeds to the options and beneficial conversion feature based on the guidance set forth in Emerging Issues Task Force (EITF) Nos 98-5 and 00-27.  These debt discounts are recognized on a straight-line basis over the respective life of each of note.  During the years ended December 31, 2008 and 2007, The Company recognized an aggregate of $12,479 and $41,781, respectively, of additional interest expense associated with the amortization of debt discount.

During the year ended December 31, 2008, the Company engaged in the following debt-related activities:

•	Converted $6,256,046 of convertible and other notes payable into 51,855,761 shares of the Company;
•	Recognized a gain of $1,113,849 related to the debt conversion associated with non-related party debt;
•	Issued 3,457,317 shares of the Company in satisfaction of $450,000 shareholder advance;
•	Received $67,500 from new debt issuance; and
•	Repaid $865,000 of notes payable.

During the year ended December 31, 2007, the Company engaged in the following debt-related activities:

•	Repaid two note payable totaling $300,000;
•
Received proceeds of $1,047,504 from the issuance of $551,250 of convertible notes payable to related parties, $246,254 from the issuance of notes payable to related parties and $250,000 from the issuance of another note payable.  All notes bear interest at a rate of 12 percent.  At December 31, 2007, all such notes were due on demand except for $336,250 which is due on demand after February 28, 2008.  The convertible notes are convertible into an aggregate of approximately 57,000,000 shares;

•	Converted $140,974 of accrued interest into notes payable (interest paid in kind); and
•
Recognized an additional $136,452 of interest expense associated with the granting of warrants to acquire an equity interest in The Company to note holders in exchange for an extension of amounts owed.

Gain on Debt Conversion

Prior to the Merger, the Company was unable to repay its existing debt obligations, many of its notes were past due, and management was unable to obtain additional financing.  Consequently, management entered into an agreement with the debt holders to convert all existing debt and accrued interest into equity.

In accordance with the provisions of SFAS No 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, the Company has recognized a gain of $1,113,849 ($0.01 per share on both a basic and diluted basis) on such restructuring transactions with non-related parties based on the difference between the carrying value of the debt of $1,298,198 and the fair value of the equity securities issued of $184,349.  No gain or loss was recognized on restructuring transactions with related parties.

NOTE 7:  LEASES

Operating Leases

The Company is a lessee to office space in Scottsdale, Arizona under an operating lease.  Rent expense under these leases totaled $123,280 and $130,085 for the years ended December 31, 2008 and 2007, respectively.

In 2006, Insignia entered into a sub-lease agreement for its UK office in High Wycombe, United Kingdom with Norwest Holt Limited.  The original lease was signed in 1998 for a term of 15 years at an annual rent of 105,000 British Pounds, subject to periodic price adjustments.

In 2008, the Company entered into an operating lease of its phone systems.  Lease expense for December 31, 2008 was $14,199.

Future minimum annual lease payments under the operating lease agreements are as follows for each of the years ended December 31:

2009	$292,299
2010	295,091
2011	275,552
2012	166,228
2013	88,684
Thereafter	-
Total	$1,117,854

NOTE 8:  STOCK OPTIONS

Prior to the Merger, Insignia had four stock option plans which provided for the issuance of stock options to employees and outside consultants of Insignia to purchase ordinary shares.  There have been no grants in these plans since 2006.  In connection with the reverse merger, the Company expects to no longer issue options under these plans. Options that were outstanding by the Insignia shell company prior to the Merger are reflected as grants during the year ended December 31, 2008, the year in which the Merger occurred.

The fair value of stock options was estimated at grant date using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007

Volatility	-	57% - 64%
Expected life (years)	-	2.5
Risk-free rate of return	-	4.4%
Forfeiture rate	-	0%

The following sets forth a summary of stock options:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2006	3,614,646	$0.27
Grants	3,745,887	0.17

Outstanding at December 31, 2007	7,360,533	$0.22
Grants	2,788,376	0.90
Forfeitures	(4,039,194)	0.67
Exercises	-	-

Outstanding at December 31, 2008	6,109,715	$0.23	2.8

Exerciseable at December 31, 2008	6,109,715	$0.23	2.8

Due to the effects of the recapitalization, the above tables reflect the historical options of the Company.  Options that were outstanding at December 31, 2007 (totaling 7,360,533) represent options to be issued as replacement options for outstanding options in the Company.  Pursuant to the terms of the Merger Agreement , Insignia intends to propose to stockholders for their approval and adoption, a new 2009 Long-Term Incentive Stock Option Plan at its next Annual General Meeting so that Insignia can fulfill its obligations to issue the 7,360,533 options pursuant to the Merger Agreement, as well as have a sufficient number of additional options available for future issuances. There were no original grants of options during 2008.  The Company recognizes expense based on the grant date fair value of such awards, and records such expense a straight-line basis over the requisite service period.  Stock-based compensation was $137,505 and $60,448 for the years ended December 31, 2008 and 2007, respectively, and is included as general and administrative expenses in the accompanying statements of operations for the years then ended. The weighted average grant date fair value of awards granted during the year ended December 31, 2007 was $0.05.  At December 31, 2008 and 2007, the Company has an aggregate of $0 and $22,060, respectively of unrecognized stock compensation expense (net of estimated forfeitures) that will be recognized over their respective vesting periods.

The options have no intrinsic value as of December 31, 2008.

NOTE 9:  INCOME TAXES

Prior to the Merger, The Company was an LLC, a pass-through entity for income tax purposes.  In connection with the Merger, The Company formed a wholly owned Delaware corporation and contributed all its assets and liabilities in exchange for 100% of the stock of DDI Inc.   No provision for income taxes have been reflected on the books of the Company prior to the Merger based on the pass-through nature of the Company.

Income taxes are summarized as follows for the year ended December 31, 2008:

2008

Current benefit	$(273,289)
Deferred provision	273,289
Net income tax provision	$-

A reconciliation of the differences between the effective and statutory income tax rates are as follows for the year ended December 31, 2008

	2008
	Amount	Percent

Federal statutory rates	$(129,644)	49%
State income taxes	(26,691)	10%
Valuation allowance	406,824	(153)%
Permanent differences	(250,488)	94%
Effective rate	$-	0%

Components of deferred tax assets (liabilities) are as follows at December 31, 2008:

Deferred tax assets (liabilities) - current:
Stock-based compensation	$49,945
Book-tax differences in operating assets	83,590
Total current deferred tax assets (liabilities)	133,535
Deferred tax assets (liabilities) - long-term:
Net operating loss carryforwards	273,289
Total net deferred tax assets	406,824
Valuation allowance	(406,824)
Net deferred tax assets	$-

Net operating loss carryforwards of $668,558 expire beginning in 2029.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

From time to time, the Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations, cash flows or liquidity.

NOTE 11:  RELATED PARTY TRANSACTIONS

During the years ended December 31, 2008 and 2007, the Company paid an aggregate of $0 and $66,331, respectively, to entities controlled by controlling members  in exchange for managerial services.

NOTE 12:  WARRANTS

The following table summarizes the activity of the Company’s warrants:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2007	-	$-
Grants	17,074,499	0.15
Forfeitures	-	-
Exercises	-	-

Outstanding at December 31, 2008	17,074,499	$0.15	3.7

Exerciseable at December 31, 2008	17,074,499	$0.15	3.7

The Company had the following warrant activity for the year ended December 31, 2008:

•
Warrants to purchase 4,348,211 shares that represent existing pre-Merger outstanding warrants that are reflected as grants as of the date of Merger.  As these represent existing outstanding awards for which the requisite service period has already been rendered, no compensation expense has been recorded during the nine-months ended December 31, 2008.

•
Warrants to purchase 8,551,450 shares at an exercise price of $0.01 per share that were granted to the Company’s Chairman in connection with Merger related service.  All warrants were fully vested at the date of grant.  The Company recorded stock based compensation expense of $115,445 during the year ended December 31, 2008 associated with this award based on the following assumptions used in the Black Scholes model:

O	Stock price: $0.02
O	Volatility : 58%
O	Expected life: 5 years
O	Risk free rate: 3.5%
•
Warrants to purchase 3,603,876 shares at an exercise price of $0.13 per share that were granted to an investment bank for Merger related services.  As these amounts were consideration associated with the recapitalization, they were recorded as a part of the recapitalization accounting and no expense was recognized during the year ended December 31, 2008.

•
Warrants to purchase 570,962 shares at an exercise price of $0.12 per share that were granted to an investment bank for Merger related services.  As these amounts were consideration associated with the recapitalization, they were recorded as part of the recapitalization accounting and no expense was recognized during the year ended December 31, 2008.

All warrants granted during the year ended December 31, 2008 are immediately vested.  All pre-Merger outstanding warrants expire between February 2010 and December 2010, and the warrants granted for Merger related services expire on June 23, 2013.

The warrants have no intrinsic value as of December 31, 2008.

NOTE 13:  CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances at banks in the United States.  Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000.   From time to time, bank balances may exceed federally insured limits.

The Company revenue consists primarily of sales to numerous small retailers and, accordingly, there are no significant concentrations of revenue or accounts receivable.

The Company sources its products from numerous vendors of wholesale merchandise.  The Company does not believe that the loss of any vendor would have a significant effect on its business operations.

NOTE 14:  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan covering all full-time employees and participants may contribute a percentage of their compensation to the plan.  The Company does not currently match or make contributions to the plan.  Employee contributions are fully vested and nonforfeitable.  The assets of the plan are held separately from those of the Company and is independently managed and administered.

NOTE 15:  SUBSEQUENT EVENTS

On February 25, 2009, the Company’s Board of Directors approved  the grant of an aggregate of 14,756,360 shares of restricted stock vesting as follows:
•	Twenty percent at the date of grant;
•
Twenty percent on the first anniversary of the date of grant conditional upon the achievement of a closing price not less than $0.06 and daily volume of 50,000 shares for 25 days of the 30 day period prior to the anniversary date;

•
Thirty percent on the second anniversary of the date of grant conditional upon the achievement of a closing price not less than $0.10 and daily volume of 50,000 shares for 25 days of the 30 day period prior to the anniversary date; and

•
Thirty percent on the third anniversary of the date of grant conditional upon the achievement of a closing price not less than $0.15 and daily volume of 50,000 shares for 25 days of the 30 day period prior to the anniversary date.

As the Company did not have available authorized shares available for the grant of restricted stock, the Company will issue the shares at a future date when shares are available.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger By and Among Insignia Solutions plc, Jeode Inc. and DollarDays International, Inc (33)

3.02(1)	Registrant’s Articles of Association.

3.04(1)	Registrant’s Memorandum of Association.

4.01(1)	Form of Specimen Certificate for Registrant’s Ordinary Shares.

4.02(2)	Deposit Agreement between Registrant and The Bank of New York.

4.03(2)	Form of American Depositary Receipt (included in Exhibit 4.02).

4.04(3)	American Depositary Shares Purchase Agreement dated January 5, 2004.

4.05(3)	Registration Rights Agreement dated January 5, 2004.

4.06(3)	Form of Warrant to Purchase American Depositary Shares dated January 5, 2004 and issued to the purchasers of American Depositary Shares.

4.07(3)	Form of Warrant to Purchase American Depositary Shares dated January 5, 2004 and issued to the principals of Nash Fitzwilliams, Ltd., as placement agent.

4.08(32)	Warrant dated February 10, 2005 (reissued on March 15, 2006) and issued to Fusion Capital Fund II, LLC.

4.09(32)	Warrant dated November 4, 2005 (reissued on March 15, 2006) and issued to Fusion Capital Fund II, LLC.

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

(1)	Incorporated by reference to the exhibit of the same number from Registrant’s Registration Statement on Form F-1 (File No. 33-98230) declared effective by the Commission on November 13, 1995.

(2)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(3)	Incorporated by reference to the exhibit of the same number from Registrant’s Registration Statement on Form S-3 (File No. 333-112607) filed on February 9, 2004.

(4)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(5)	Incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(6)	Incorporated by reference to Exhibit 4.05 from Registrant’s Registration Statement on Form S-8 (File No. 333-51760) filed on December 13, 2000.

(7)	Incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(8)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(9)	Incorporated by reference to Exhibit 10.53 from Registrant’s Current Report on Form 8-K filed on November 29, 2000.

(10)	Incorporated by reference to Exhibit 4.11 from Registrant’s Current Report on Form 8-K filed on November 29, 2000.

(11)	Incorporated by reference to Exhibit 4.12 from Registrant’s Current Report on Form 8-K filed on November 29, 2000.

(12)	Incorporated by reference to Exhibit 10.55 from Registrant’s Current Report on Form 8-K filed on February 15, 2001.

(13)	Incorporated by reference to Exhibit 4.13 from Registrant’s Current Report on Form 8-K filed on February 15, 2001.

(14)	Incorporated by reference to Exhibit 4.14 from Registrant’s Current Report on Form 8-K filed on February 15, 2001.

(15)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(16)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on October 22, 2004.

(17)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on February 10, 2005 (Items 1.01 and 9.01).

(18)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on February 10, 2005 (Items 1.01, 1.02 and 9.01).

(19)	Incorporated by reference to Exhibit 10.87 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(20)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on March 22, 2005, as amended on July 1, 2005.

(21)	Incorporated by reference to Exhibit 10.97 from Registrant’s Current Report on Form 8-K filed on May 20, 2005.

(22)	Incorporated by reference to Exhibit 10.01 from Registrant’s Current Report on Form 8-K filed on July 7, 2005.

(23)	Incorporated by reference to Exhibit 10.02 from Registrant’s Current Report on Form 8-K filed on July 7, 2005.

(24)	Incorporated by reference to Exhibit 10.03 from Registrant’s Current Report on Form 8-K filed on July 7, 2005.

(25)	Incorporated by reference to Exhibit 10.04 from Registrant’s Current Report on Form 8-K filed on July 7, 2005.

(26)	Incorporated by reference to Exhibit 10.01 from Registrant’s Current Report on Form 8-K filed on September 7, 2005.

(27)	Incorporated by reference to Exhibit 10.01 from Registrant’s Current Report on Form 8-K filed on December 12, 2005.

(28)	Incorporated by reference to Exhibit 10.01 from Registrant’s Current Report on Form 8-K filed on January 4, 2006.

(29)	Incorporated by reference to Exhibit 10.02 from Registrant’s Current Report on Form 8-K filed on January 4, 2006.

(30)	Incorporated by reference to Exhibit 10.03 from Registrant’s Current Report on Form 8-K filed on January 4, 2006.

(31)	Incorporated by reference to the exhibit of the same number from Registrant’s Registration Statement on Form S-1 filed on February 14, 2006.

(32)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on July 7, 2006.

(33)	Incorporated by reference to exhibit 2.1 from Registrant’s Current Report on Form 8-K filed on March 19, 2009.