Form 10-Q
period 2009-03-31
INSIGNIA SOLUTIONS PLC
filed 2009-05-14
CIK 1002390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  129,392,457 as of May 4, 2009.

INSIGNIA SOLUTIONS PLC dba DOLLARDAYS INTERNATIONAL, INC.

Table of Contents

i

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

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “could,” “is likely,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts and are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Item 1.    Financial Statements.

Insignia Solutions plc dba DollarDays International, Inc.
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2009	2008

Assets

Cash and cash equivalents	$117,723	$20,836
Certificates of deposit	1,711,064	2,118,933
Accounts receivable, net	41,419	75,457
Prepaid expenses and other current assets	83,975	78,723
Total current assets	1,954,181	2,293,949
Property and equipment, net	174,532	160,641
Deposits and other assets	23,899	33,899
Total assets	$2,152,612	$2,488,489

Liabilities and Shareholders' Equity

Accounts payable	$1,210,945	$1,176,170
Accrued expenses	381,795	771,407
Deferred revenue	28,910	15,617
Liability for unauthorized, unissued shares	155,933	134,252
Other liabilities	155,902	4,652
Total current liabilities	1,933,485	2,102,098

Shareholders' equity:
Ordinary shares, 1 pence par value, 110,000,000 shares authorized, 129,392,457 shares to be issued and outstanding at March 31, 2009 and 126,682,430 to be issued and outstanding at December 31, 2008 (see Note 1)	2,541,182	2,503,878
Additional paid in capital	3,880,195	3,982,711
Accumulated deficit	(6,202,250)	(6,100,198)
Total shareholders' equity	219,127	386,391

Total liabilities and shareholders' equity	$2,152,612	$2,488,489

See accompanying notes to unaudited consolidated financial statements.

Insignia Solutions plc dba DollarDays International, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2009	2008

Net revenues	$2,574,545	$2,371,169
Cost of goods sold	1,700,279	1,673,503
Gross profit	874,266	697,666
Operating expenses:
Sales and marketing	563,664	492,270
General and administrative	496,633	398,391
Total operating expenses	1,060,297	890,661

Operating loss	(186,031)	(192,995)
Other income (expense):
Interest expense	-	(260,762)
Mark to market gains on liability for unauthorized shares	3,036	-
Advertising revenue and other	80,943	37,304
Total other income (expense)	83,979	(223,458)

Net loss	$(102,052)	$(416,453)

Net loss per share:
Basic and diluted	$-	$(0.03)

Weighted average common shares outstanding
Basic and diluted	127,849,617	16,209,663

See accompanying notes to unaudited consolidated financial statements.

Insignia Solutions plc dba DollarDays International, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:

Net loss	$(102,052)	$(416,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Mark to market gains /losses on liability for unauthorized shares	(3,036)	-
Depreciation and amortization	12,822	8,741
Amortization of debt discount	-	12,479
Bad debt expense	813	-
Stock-based compensation	24,717	8,884
Changes in assets and liabilities:
Accounts receivable	33,225	1,733
Prepaid and other current assets	(5,252)	(26,655)
Deposits and other assets	10,000	-
Accounts payable	34,775	(31,506)
Accrued expenses	(389,612)	(54,238)
Accrued interest	-	215,783
Deferred revenue	13,293	5,813
Other liabilities	1,250	1,047
Net cash used in operating activities	(369,057)	(274,372)

Cash flows from investing activities:
Maturities of certificates of deposits	407,869	-
Purchases of equipment	(26,713)	(17,589)
Net cash provided by (used in) investing activities	381,156	(17,589)

Cash flows from financing activities:
Proceeds from line of credit	150,000	-
Advances on line of credit	-	16,940
Proceeds from issuance of long-term debt	-	267,500
Shares repurchased from converted debtholders	(65,212)	-
Net cash provided by financing activities	84,788	284,440

Change in cash and cash equivalents	96,887	(7,521)

Cash and cash equivalents, beginning of period	20,836	18,265
Cash and cash equivalents, end of period	$117,723	$10,744

Supplemental cash flow disclosures:
Reclassification for liability associated with unauthorized, unissued shares to be issued	$(24,717)	$-
Cash paid for interest	$-	$32,500

See accompanying notes to unaudited consolidated financial statements.

INSIGNIA SOLUTIONS PLC dba DOLLARDAYS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:  Background and Basis of Presentation

Background

Until June 23, 2008, Insignia Solutions plc, a corporation organized under the laws of England and Wales (“Insignia”) operated as a shell company.  On June 23, 2008, DollarDays International LLC (“DollarDays”) entered into a series of transactions to effect a reverse merger with Insignia (the “Merger”).

Under the agreement and plan of merger, Insignia shareholders maintained approximately 37.1% ownership of the combined company, DDI Inc. shareholders obtained 56.7%, and a new investor (“Amorim”) obtained 6.2% of the combined company stock.  The Merger is accounted for as a reverse merger whereby DDI Inc. is the accounting acquirer resulting in a recapitalization of DDI Inc. equity.  Accordingly, the Company has retroactively restated all equity and per share amounts for periods prior to the Merger to reflect the equivalent amounts based on the exchange ratio set forth in the Merger.

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

As of the date of this Report on Form 10-Q, Insignia has issued 44,695,981 American Depository Shares (“ADS”) to DollarDays Stockholders and 5,596,984 ADSs to Amorim, representing approximately 49.7% of the issued and outstanding ordinary shares of Insignia.  Insignia has proposed to shareholders, for their approval, a resolution to increase the authorized capital of the Company at its next Annual General Meeting so that Insignia can fulfill its obligations to issue the remaining consideration under the terms of the Merger.  Assuming the remaining Merger consideration is issued, the DollarDays Stockholders will own approximately 63% of the issued and outstanding ordinary shares of Insignia.

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

As the total number of ordinary shares to be issued, 129,392,457 exceeds the currently authorized number of ordinary shares, the Company recognized a liability of $155,933 at March 31, 2009 for the fair value of unauthorized, unissued shares.  The fair value of the liability for unauthorized, unissued shares has been recorded at market value as of March 31, 2009 and a corresponding gain of $3,036 has been recognized due to the changes in the fair value of the liability during the three months ended March 31, 2009.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2008 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Note 3:  Certificates of Deposit

The Company invests excess funds in Certificates of Deposits (“CDs”) issued by domestic banks and, at times, may exceed federally insured limits.  The balance of this account consists of CDs with original maturities greater than three months.  $407,869 of CDs matured during the three months ended March 31, 2009.

Note 4:  Line of Credit

The Company has a $150,000 revolving line of credit with a financial institution and during the three months ended March 31, 2009, the Company borrowed $150,000 under the terms thereof.  At March 31, 2009, the balance outstanding on the line of credit was $150,000.   Interest payments are due monthly at an annual rate of 6%.  The line of credit has no stated maturity date.

 Note 5:  Stock Options

The Company has historically granted stock options to certain vendors and employees as well as in connection with certain financing transactions.

The following table summarizes the Company’s stock option activity:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2008	6,109,715	$0.23
Grants
Forfeitures	(294,448)	0.23
Exercises	-	-

Outstanding at March 31, 2009	5,815,267	$0.23	2.8

Exerciseable at March 31, 2009	5,815,267	$0.23	2.8

The options have no intrinsic value as of March 31, 2009.

The following table sets forth exercise prices of outstanding options at March 31, 2009:

Exercise Price	Number of Shares

$0.09 - $0.20	3,914,244
$0.21 - $0.40	1,353,503
$0.41 - $0.70	507,770
$0.71 - $1.00	10,000
> $1.00	29,750

Note 6:  Restricted Stock

On February 25, 2009, the Company’s Board of Directors approved  the grant of an aggregate of 14,756,360 shares of restricted stock with a fair value of $47,220 vesting as follows:
•	Twenty percent at the date of grant
•
Twenty percent on the first anniversary of the date of grant conditional upon the achievement of a closing price not less than $0.06 and daily volume of 50,000 shares for 25 days of the 30 day period immediately prior to the anniversary date

•
Thirty percent on the second anniversary of the date of grant conditional upon the achievement of a closing price not less than $0.10 and daily volume of 50,000 shares for 25 days of the 30 day period immediately prior to the anniversary date

•
Thirty percent on the third anniversary of the date of grant conditional upon the achievement of a closing price not less than $0.15 and daily volume of 50,000 shares for 25 days of the 30 day period immediately prior to the anniversary date

As the Company did not have available authorized shares available for the grant of restricted stock, the Company will issue the shares at a future date when shares are available and the vesting conditions and requisite service periods have been met.  The shares that have vested but have not issued yet were considered in the unissued share liability calculation described in Note 1.  However, at March 31, 2009 the Company included 3,089,613 shares as outstanding in connection with the grants described above and recognized stock based compensation of $24,717 based on the vesting schedule and requisite service period.

Note 7:  Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “ Business Combinations ” (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R requires acquisition costs be expensed instead of capitalized as is required currently under SFAS 141 and also establishes disclosure requirements for business combinations. SFAS 141R applies to business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008 and, as such, SFAS 141R is effective beginning in the Company’s fiscal year 2009.  The adoption of SFAS 141R did not have a material effect on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160 “ Non-controlling Interests in Consolidated Financial Statements ” — an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed “non-controlling interests.” SFAS 160 requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and, as such, will be effective beginning in the Company’s fiscal year 2009. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

In May 2008, FASB issued FSP APB 14-1, “ Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) ” ("FSP APB 14-1").  FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective January 1, 2009 and did not have a material effect on our financial condition or results of operations.

In June 2008, FASB ratified EITF No. 07-05, “ Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock ” ("EITF 07-05").  EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  EITF 07-05 was effective January 1, 2009 and the Company adopted EITF 07-05 during the three months ended March 31, 2009.  The Company determined that its outstanding warrants did not contain provisions that would preclude equity treatment and the adoption of EITF 07-05 did not have a material effect on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 ” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The adoption of SFAS 159 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.  The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.  This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.

Overview

We develop software programs that allow us to provide general merchandise for resale to businesses through our website at www.DollarDays.com ..  We have been recognized as a leader in the Internet wholesale market of discounted merchandise by a leading business periodical and trade associations.  Our objective is to provide a one-stop discount shopping destination for general merchandise for smaller distributors, retailers and non-profits nationwide seeking single and small cased-sized lots at bulk prices.  We launched our first website in October 2001.  The site offers customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative sales channel.  We believe our website offers a unique benefit to smaller businesses in that they are able to purchase goods from wholesalers and importers in single and small case lots, with no minimum purchase requirements at discounted prices.  We believe the prevailing reason our business has been able to obtain bulk pricing for single case lots is our ability to reach smaller distributors, retailers and non-profits that most general merchandise suppliers cannot economically reach. We provide all the logistics and customer support to serve this sales channel and grow our customer base.

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

•   DDI Inc. merged with Joede, Inc., a Delaware corporation and a wholly-owned subsidiary of Insignia, whereby DDI Inc. was the surviving corporation and a wholly-owned subsidiary of Insignia and Insignia agreed to issue 73,333,333 ADSs, which are common stock equivalents of Insignia in exchange for all of the outstanding common stock of DDI Inc.

•      The combined entity was to issue an aggregate of 7,682,926 ADSs to Amorim in exchange for cash of $550,000 and the conversion of note payable of $450,000.

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

As of the date of this Report on Form 10-Q, Insignia has issued 44,695,981 ADSs to DollarDays Stockholders and 5,596,984 ADSs to Amorim, representing approximately 49.7% of the issued and outstanding ordinary shares of Insignia.  Insignia has proposed to shareholders, for their approval, a resolution to increase the authorized capital of the Company at its next Annual General Meeting so that Insignia can fulfill its obligations to issue the remaining consideration under the terms of the Merger.  Assuming the remaining Merger consideration is issued, the DollarDays Stockholders will own approximately 63% of the issued and outstanding ordinary shares of Insignia.

Because DDI Inc. is the accounting acquirer, all historical financial information for periods prior to June 23, 2008 are those of DDI Inc. and do not reflect the activities of Insignia.

Results of Operations

Net Revenues

			Change from	Percent Change
Net revenues	2009	2008	Prior Year	from Prior Year
Three months ended March 31,	2,574,545	2,371,169	203,376	8.6%

Net revenues increased during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, as a result of the Company’s continuing marketing efforts and resulting organic growth.  Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Cost of Goods Sold

			Change from	Percent Change
Cost of goods sold	2009	2008	Prior Year	from Prior Year
Three months ended March 31,	1,700,279	1,673,503	26,776	1.6%

Cost of goods sold increased during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due primarily to increased revenues generated by the Company. The Company achieved improved margins during the quarter due to more favorable vendor pricing and improved product mix.

Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Sales and Marketing

			Change from	Percent Change
Sales and marketing	2009	2008	Prior Year	from Prior Year
Three months ended March 31,	563,664	492,270	71,394	14.5%

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users.  Sales and marketing expenses increased in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to increased efforts to generate revenues through increased pay-per-click advertising, increased search optimization fees and greater shipping promotions.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

			Change from	Percent Change
General and administrative	2009	2008	Prior Year	from Prior Year
Three months ended March 31,	496,633	398,391	98,242	24.7%

General and administrative expenses increased in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due primarily to increased professional fees as the Company transitioned from a privately-held company to being publicly-held.

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Interest Expense

			Change from	Percent Change
Interest expense	2009	2008	Prior Year	from Prior Year
Three months ended March 31,	-	(260,762)	260,762	-100.0%

Interest expense represents interest incurred on our convertible notes and other notes payable.   In June 2008, our debtholders agreed to convert all but $600,000 of our outstanding debt into shares of common stock in connection with the Merger.  The remaining $600,000 outstanding debt was paid in full as of December 31, 2008.  Therefore, the Company did not generate interest expense during the three months ended March 31, 2009.

Advertising Revenue and Other

			Change from	Percent Change
Advertising revenue and other	2009	2008	Prior Year	from Prior Year
Three months ended March 31,	80,943	37,304	43,639	117.0%

Advertising revenue and other revenue increased during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to increased interest revenue from short-term investments and increased sales of banner and other website advertising on the Company’s site.

Net Loss

			Change from	Percent Change
Net loss	2009	2008	Prior Year	from Prior Year
Three months ended March 31,	(102,052)	(416,453)	314,401	75.5%

The Company recognized a smaller net loss during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due primarily to reduced interest expense and increased advertising and other revenue.

Liquidity and Capital Resources

Our operating cash outflows were $369,057 for the three months ended March 31, 2009, as compared to $274,372 for the three months ended March 31, 2008, constituting an increase of $94,685.  This is primarily due to the pay down of various accruals during the quarter.

 Investing cash inflows for the three months ended March 31, 2009 consisted of $407,869 of cash from the sale of short-term investments, partially offset by $26,713 of investments in additional equipment to support our business operations.   We had investments of $17,589 in additional equipment in the three months ended March 31, 2008.

Financing cash inflows were $84,788 for the three months ended March 31, 2009 as compared to $284,440 for the three months ended March 31, 2008.  The decrease in financing inflows is due to reduced borrowing activities by the Company in the current year.  We borrowed $150,000 of an available $150,000 under our revolving line of credit during the three months ended March 31, 2009.  Interest payments are due monthly at an annual rate of 6%.  The line of credit has no stated maturity date.

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

The Company intends to generate operating cash flows throught the growth of its existing business, the improvement of operating margins and by growth through acqusitions.  Although there can be no assurance, management believes such measures will provide it with enough liquidity to operate its current business and continue as a going concern in the short term.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at March 31, 2009.

Recent Accounting Pronouncements

Readers are directed to Part I, Item I, Note 7 for a detailed discussion of the Recently Adopted Accounting Pronouncements that may be necessary for an understanding of the financial statements as a whole.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Not applicable

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Controls Over Financial Reporting

There have not been  any changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ending March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Merger, Insignia acquired all of the DollarDay’s Capital Stock.  In exchange for all of the DollarDays Capital Stock, Insignia was required to: (1) issue 73,333,333 ADSs, evidenced by ADSs, to DollarDays’ Stockholders, with each ADS representing one ordinary share of Insignia, (2) issue a warrant for 8,551,450 ADSs at a price of $0.01 per ADS to Peter Engel, the chief executive officer of DollarDays, (3) issue a warrant for 3,603,876 ADSs at a price of $0.13 per ADS to a financial advisor to DollarDays, and (4) issue options to purchase 7,360,533 ADSs, in replacement of outstanding DollarDays options.  In addition, Insignia agreed to issue 7,682,926 ADSs at a price of $0.13 to Amorim in repayment of a note.  Also, the Company will issue warrants to purchase 570,962 shares at an exercise price of $0.12 per share to an investment bank for merger related services.

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

For the quarter ended March 31, 2009, Insignia issued 50,292,965 ADSs to DollarDays’ Stockholders which entitled DollarDays’ Stockholders to 50,292,965 ordinary shares of the Company.  Such ordinary shares were deposited with the Bank of New York Mellon on March 17, 2009 and were issued to DollarDays’ Stockholders on April 23, 2009.  The ADSs were issued pursuant to an exemption, Section 4(2), from the registration requirements of the Securities Act of 1933, as amended.

On February 25, 2009, the Company’s Board of Directors approved the grant of an aggregate of 14,756,360 shares of restricted stock to certain officers and directors of the Company as consideration for past and future services performed on behalf of the Company.  Such restricted stock vesting as follows:
•	Twenty percent at the date of grant;
•
Twenty percent on the first anniversary of the date of grant conditional upon the achievement of a closing price not less than $0.06 and daily volume of 50,000 shares for 25 days of the 30 day period immediately prior to the anniversary date;

•
Thirty percent on the second anniversary of the date of grant conditional upon the achievement of a closing price not less than $0.10 and daily volume of 50,000 shares for 25 days of the 30 day period immediately prior to the anniversary date; and

•
Thirty percent on the third anniversary of the date of grant conditional upon the achievement of a closing price not less than $0.15 and daily volume of 50,000 shares for 25 days of the 30 day period immediately prior to the anniversary date.

As the Company did not have available authorized shares available for the grant of restricted stock, the Company will issue the shares at a future date when shares are available.  However, at March 31, 2009 the Company included 3,089,613 shares as outstanding in connection with the grants described above. The restricted stock was issued pursuant to an exemption, Section 4(2) from the registration requirements of the Securities Act of 1933, as amended.

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