Form 10-Q
period 2009-06-30
INSIGNIA SOLUTIONS PLC
filed 2009-08-07
CIK 1002390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

_________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  129,254,116 ordinary shares as of August 3, 2009.

INSIGNIA SOLUTIONS PLC dba DOLLARDAYS INTERNATIONAL, INC.

Table of Contents

ii

PART I – FINANCIAL INFORMATION

Forward-Looking Information

Unless otherwise indicated, the terms “Insignia,” the “Company,” “we,” “us,” and “our” refer to Insignia Solutions plc and its subsidiaries. In this Quarterly Report on Form 10-Q, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the forward-looking information. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “could,” “is likely,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements are not historical facts but only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Item 1.  Financial Statements.

Insignia Solutions plc dba DollarDays International, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2009	2008

Assets

Cash and cash equivalents	$137,757	$20,836
Certificates of deposit	1,429,810	2,118,933
Accounts receivable, net	58,008	75,457
Prepaid expenses and other current assets	106,358	78,723
Total current assets	1,731,933	2,293,949
Property and equipment, net	181,558	160,641
Deposits and other assets	23,899	33,899
Total assets	$1,937,390	$2,488,489

Liabilities and Shareholders' Equity

Accounts payable	$1,264,143	$1,176,170
Accrued expenses	310,794	771,407
Deferred revenue	28,439	15,617
Liability for unauthorized, unissued shares	-	134,252
Other liabilities	5,276	4,652
Total current liabilities	1,608,652	2,102,098

Shareholders' equity:
Ordinary shares, 1 pence par value, 300,000,000 shares
authorized, 129,254,116 shares outstanding at
June 30, 2009 and 126,682,430 to be issued and
outstanding at December 31, 2008 (see Note 1)	2,539,175	2,503,878
Additional paid in capital	4,041,455	3,982,711
Accumulated deficit	(6,251,892)	(6,100,198)
Total shareholders' equity	328,738	386,391

Total liabilities and shareholders' equity	$1,937,390	$2,488,489

See accompanying notes to unaudited consolidated financial statements.

Insignia Solutions plc dba DollarDays International, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net revenues	$3,140,282	$2,863,477	$5,714,827	$5,234,647
Cost of goods sold	2,082,917	2,035,087	3,783,196	3,708,590
Gross profit	1,057,365	828,390	1,931,631	1,526,057
Operating expenses:
Sales and marketing	702,423	549,631	1,266,087	1,041,902
General and administrative	462,031	573,159	958,664	971,551

Total operating expenses	1,164,454	1,122,790	2,224,751	2,013,453

Operating loss	(107,089)	(294,400)	(293,120)	(487,396)
Other income (expense):
Interest expense	(3,914)	86,529	(4,500)	(174,233)
Gain on debt conversion	-	1,113,849	-	1,113,849
Mark to market gains
on liability for unauthorized shares	-	(179,896)	3,036	(179,896)
Advertising revenue and other	61,361	59,229	142,890	96,533

Total other income (expense)	57,447	1,079,711	141,426	856,253

Net income (loss)	$(49,642)	$785,311	$(151,694)	$368,857

Net income (loss) per share:
Basic	$-	$0.03	$-	$0.02
Diluted	$-	$0.03	$-	$0.02

Weighted average common shares outstanding
Basic	129,254,116	24,707,568	128,529,760	20,458,616
Diluted	129,254,116	25,146,104	128,529,760	20,705,292

See accompanying notes to unaudited consolidated financial statements.

Insignia Solutions plc dba DollarDays International, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:

Net income (loss)	$(151,694)	$368,857
Adjustments to reconcile net income/(loss) to
net cash used in operating activities:
Gain on debt conversion	-	(1,113,849)
Mark to market (gains)/losses on liability for
unauthorized shares	(3,036)	179,896
Depreciation and amortization	25,575	19,036
Amortization of debt discount	-	12,480
Bad debt expense	813	3,236
Stock-based compensation	28,037	131,133
Changes in assets and liabilities:
Accounts receivable	16,636	1,090
Prepaid and other current assets	(27,635)	(12,670)
Deposits and other assets	10,000	28,757
Accounts payable	87,973	(204,083)
Accrued expenses	(460,613)	71,021
Accrued interest	-	125,354
Deferred revenue	12,822	19,813
Other liabilities	624	1,754
Net cash used in operating activities	(460,498)	(368,175)

Cash flows from investing activities:
Cash acquired in connection with reverse merger,
net of acquisition costs	-	3,133,692
Maturities of certificates of deposits	689,123	-
Purchases of equipment	(46,492)	(61,932)
Net cash provided by investing activities	642,631	3,071,760

Cash flows from financing activities:
Proceeds from equity issuance, net of offering costs	-	470,000
Proceeds from line of credit	150,000	-
Payments on line of credit	(150,000)	-
Proceeds from issuance of long-term debt	-	517,500
Repayments of debt	-	(265,000)
Shares repurchased from converted debtholders	(65,212)	-
Net cash (used in) provided by financing activities	(65,212)	722,500

Change in cash and cash equivalents	116,921	3,426,085

Cash and cash equivalents, beginning of period	20,836	18,265

Cash and cash equivalents, end of period	$137,757	$3,444,350

Supplemental cash flow disclosures:
Noncash financing and investing activities -
conversion of convertible debt and other
notes payable to equity	$-	$6,256,046
Conversion of shareholder advance to equity	$-	$450,000
Net noncash liabilities assumed in reverse merger	$-	$(363,903)
Reclassification for liability associated with unauthorized, unissued shares to be issued	$(24,717)	$-
Reclassification for liability associated with unauthorized, unissued shares issued	$155,933	$-
Cash paid for interest	$4,500	$102,294

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

As of June 30, 2009, Insignia has issued 44,695,981 American Depository Shares (“ADS”) to DollarDays Stockholders and 5,596,984 ADSs to Amorim.  At the Company’s most recent Annual General Meeting shareholders approved a resolution to increase the authorized capital of the Company so that Insignia can fulfill its obligations to issue the remaining consideration under the terms of the Merger.  Upon issuance of the remaining Merger consideration, the DollarDays Stockholders will own approximately 63% of the issued and outstanding ordinary shares of Insignia.

The Company has not issued all of the consideration required to be issued in connection with the Merger.  However, the accompanying financial statements reflect as shares outstanding all amounts that are to be issued under the terms of the Merger.  The Company believes this presentation provides the most meaningful information to investors with respect to the Company’s financial position, capitalization and per share financial information.

The Company previously recognized a liability for the total number of ordinary shares to be issued in excess of authorized number of ordinary shares.  As shareholders approved a resolution to increase the authorized capital of the Company, the Company no longer recognizes a liability for such shares and this amount was reclassified to additional paid-in capital in the accompanying balance sheet.  The Company has recognized a gain of $3,036 due to the changes in the fair value of the liability during the six months ended June 30, 2009, the date at which the liability was reclassified.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2008 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Note 3:  Certificates of Deposit

The Company invests excess funds in Certificates of Deposits (“CDs”) issued by domestic banks and, at times, may exceed federally insured limits.  The balance of this account consists of CDs with original maturities greater than three months.  $689,123 of CDs matured during the six months ended June 30, 2009.

Note 4:  Line of Credit

The Company has a $150,000 revolving line of credit with a financial institution and during the six months ended June 30, 2009, the Company repaid all borrowed amounts under the terms thereof.  At June 30, 2009, the balance outstanding on the line of credit was $0.   Interest payments are due monthly at an annual rate of 6%.  The line of credit has no stated maturity date.

 Note 5:  Stock Options

The Company has historically granted stock options to certain vendors and employees as well as in connection with certain financing transactions.

The following table summarizes the Company’s stock option activity:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2008	6,109,715	$0.23
Grants	-	-
Forfeitures	(359,203)	0.23
Exercises	-	-

Outstanding at June 30, 2009	5,750,512	$0.23	2.5

Exerciseable at June 30, 2009	5,750,512	$0.23	2.5

The options have no intrinsic value as of June 30, 2009.

The following table sets forth exercise prices of outstanding options at June 30, 2009:

Exercise Price	Number of Shares

$0.09 - $0.20	3,850,739
$0.21 - $0.40	1,353,503
$0.41 - $0.70	507,770
$0.71 - $1.00	10,000
> $1.00	28,500

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

As the Company did not have authorized shares available for the grant of restricted stock, the Company will issue the shares at a future date and as the vesting conditions and requisite service periods have been met.  At June 30, 2009 the Company included 2,951,272 shares as outstanding in connection with the grants described above and recognized stock based compensation of $3,320 and $28,037 for the three and six months ended June 30, 2009, respectively, based on the vesting schedule and requisite service period.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for fiscal periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material effect on our consolidated financial statements.

 Note 8:  Subsequent Events

In July 2009, the Company initiated the process to issue 18,743,731 ADSs of merger consideration to DollarDays shareholders and Amorim.

The Company has evaluated subsequent events through August 7, 2009 which is the date the financial statements were issued.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.  The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.  This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.

Overview

We develop software programs that allow us to provide general merchandise for resale to businesses through our website at www.DollarDays.com.  We have been recognized as a leader in the Internet wholesale market of discounted merchandise by a leading business periodical and trade associations.  Our objective is to provide a one-stop discount shopping destination for general merchandise to smaller distributors, retailers and non-profits nationwide seeking single and small cased-sized lots at bulk prices.  We launched our first website in October 2001.  The site offers customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative sales channel.  We believe our website offers a unique benefit to smaller businesses in that they are able to purchase goods from wholesalers and importers in single and small case lots, with no minimum purchase requirements at discounted prices.  We believe the prevailing reason our business has been able to obtain bulk pricing for single case lots is our ability to reach smaller distributors, retailers and non-profits that most general merchandise suppliers cannot economically reach. We provide all the logistics and customer support to serve this sales channel and grow our customer base.

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

Reverse Merger with Insignia Solutions plc

On June 23, 2008, we entered into a series of transactions to effect a reverse merger with DollarDays (the “Merger”).  These transactions consisted of the following:

•      DollarDays formed a wholly owned Delaware corporation DollarDays International, Inc. (“DDI Inc.”) and contributed all their assets and liabilities in exchange for 100% of the stock of DDI Inc.

     •   DDI Inc. merged with Joede, Inc., a Delaware corporation and a wholly-owned subsidiary of Insignia, whereby DDI Inc. was the surviving corporation and a wholly-owned subsidiary of Insignia and Insignia agreed to issue 73,333,333 ADSs, which are common stock equivalents of Insignia represented by underlying ordinary shares in exchange for all of the outstanding common stock of DDI Inc.

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

As of June 30, 2009, Insignia has issued 44,695,981 American Depository Shares (“ADS”) to DollarDays Stockholders and 5,596,984 ADSs to Amorim.  At the Company’s most recent Annual General Meeting shareholders approved a resolution to increase the authorized capital of the Company so that Insignia can fulfill its obligations to issue the remaining consideration under the terms of the Merger.  Upon issuance of the remaining Merger consideration, the DollarDays Stockholders will own approximately 63% of the issued and outstanding ordinary shares of Insignia.

Because DDI Inc. is the accounting acquirer, all historical financial information for periods prior to June 23, 2008 are those of DDI Inc. and do not reflect the activities of Insignia.

Results of Operations

Net Revenues

			Change from	Percent Change
Net revenues	2009	2008	Prior Year	from Prior Year
Three months ended June 30,	$3,140,282	$2,863,477	$276,805	9.7%
Six months ended June 30,	$5,714,827	$5,234,647	$480,180	9.2%

Net revenues increased during the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008, as a result of the Company’s continuing marketing efforts, increased sales initiatives and resulting organic growth.  Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Cost of Goods Sold

			Change from	Percent Change
Cost of goods sold	2009	2008	Prior Year	from Prior Year
Three months ended June 30,	$2,082,917	$2,035,087	$47,830	2.4%
Six months ended June 30,	$3,783,196	$3,708,590	$74,606	2.0%

Cost of goods sold increased during the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 due primarily to increased revenues generated by the Company. The Company achieved improved margins during the corresponding periods due to more favorable vendor pricing and improved product mix.

Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Sales and Marketing

			Change from	Percent Change
Sales and marketing	2009	2008	Prior Year	from Prior Year
Three months ended June 30,	$702,423	$549,631	$152,792	27.8%
Six months ended June 30,	$1,266,087	$1,041,902	$224,185	21.5%

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users.  Sales and marketing expenses increased in the three and six months ended June 30, 2009 as compared to the three months ended June 30, 2008 due to increased efforts to generate revenues through increased pay-per-click advertising, increased search optimization fees, greater shipping promotions, and increased sales personnel.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

			Change from	Percent Change
General and administrative	2009	2008	Prior Year	from Prior Year
Three months ended June 30,	$462,031	$573,159	$(111,128)	-19.4%
Six months ended June 30,	$958,664	$971,551	$(12,887)	-1.3%

General and administrative expenses decreased in the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 due primarily to our cost containment initiatives and non-recurring merger related charges incurred in the three months ended June 30, 2008.

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Interest Expense

			Change from	Percent Change
Interest expense	2009	2008	Prior Year	from Prior Year
Three months ended June 30,	$(3,914)	$86,529	$(90,443)	-104.5%
Six months ended June 30,	$(4,500)	$(174,233)	$169,733	-97.4%

Interest expense represents interest incurred on our convertible notes, notes payable and our line of credit.   In June 2008, our debtholders agreed to convert all but $600,000 of our outstanding debt into shares of common stock in connection with the Merger.  The remaining $600,000 outstanding debt was paid in full as of December 31, 2008.  As the Company’s outstanding debt has decreased substantially in the three and six months ended June 30, 2009, we incurred substantially less interest expense during the three and six months ended June 30, 2009.

Advertising Revenue and Other

			Change from	Percent Change
Advertising revenue and other	2009	2008	Prior Year	from Prior Year
Three months ended June 30,	$61,361	$59,229	$2,132	3.6%
Six months ended June 30,	$142,890	$96,533	$46,357	48.0%

Advertising revenue and other revenue increased during the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 due to increased interest revenue from short-term investments and increased sales of banner and other website advertising on the Company’s site.

Net Income (Loss)

			Change from	Percent Change
Net loss	2009	2008	Prior Year	from Prior Year
Three months ended June 30,	$(49,642)	$785,311	$(834,953)	106.3%
Six months ended June 30,	$(151,694)	$368,857	$(520,551)	141.1%

The Company recognized a net loss during the three and six months ended June 30, 2009 as compared to net income for the three and six months ended June 30, 2008 due a one-time gain recognized in 2008 related to the Company’s debt conversion in June 2008.

Liquidity and Capital Resources

Our operating cash outflows were $460,498 for the six months ended June 30, 2009, as compared to $368,175 for the six months ended June 30, 2008, constituting an increase of $92,323.  This is primarily due to the pay down of various accruals during the current period.

 Investing cash inflows for the six months ended June 30, 2009 consisted of $689,123 of cash from the sale of short-term investments, partially offset by $46,492 of investments in additional equipment to support our business operations.   We acquired cash of $3,133,692 in the reverse merger in June 2008 and had investments of $61,932 in additional equipment in the six months ended June 30, 2008.

Financing cash outflows were $65,212 for the six months ended June 30, 2009 due to the repurchase of shares from certain debtholders.  We had financing inflows of $722,500 for the six months ended June 30, 2008 primarily due to debt and equity issuances.

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at June 30, 2009.

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

Changes in Internal Controls Over Financial Reporting

There have not been  any changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ending June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Merger, Insignia acquired all of the DDI Inc.’s  Capital Stock.  In exchange for all of the DollarDays Capital Stock, Insignia was required to: (1) issue 73,333,333 ADSs, evidenced by ADSs, to DollarDdays’ Stockholders, with each ADS representing one ordinary share of Insignia, (2) issue a warrant for 8,551,450 ADSs at a price of $0.01 per ADS to Peter Engel, the chief executive officer of DollarDays, (3) issue a warrant for 3,603,876 ADSs at a price of $0.13 per ADS to a financial advisor to DollarDays, and (4) issue options to purchase 7,360,533 ADSs, in replacement of outstanding DollarDays options.  In addition, Insignia agreed to issue 7,682,926 ADSs at a price of $0.13 to Amorim in repayment of a note.  Also, the Company will issue warrants to purchase 570,962 shares at an exercise price of $0.12 per share to an investment bank for merger related services.

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

For the quarter ended March 31, 2009, Insignia issued 50,292,965 ADSs to DollarDays’ Stockholders which entitled DollarDays’ Stockholders to 50,292,965 ordinary shares of the Company.  Such ordinary shares were deposited with the Bank of New York Mellon on March 17, 2009 and were issued to DollarDays’ Stockholders on April 23, 2009.  The ADSs were issued pursuant to an exemption from registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2).

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

In July 2009, Insignia initiated the process to issue 18,743,731 ADSs to DollarDays’ Stockholders which will entitle DollarDays’ Stockholders to 18,743,731 ordinary shares of the Company.  Such ordinary shares will be deposited with the Bank of New York Mellon and subsequently issued to DollarDays’ Stockholders.  The ADSs were issued pursuant to an exemption from registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2).

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company held its 2009 Annual Meeting of Stockholders on June 11, 2009 in Scottsdale, Arizona.

At the 2009 Annual Meeting of Stockholders, the stockholders elected the following individuals as directors, to serve until the 2009 Annual Meeting of Stockholders, and until their successors are elected and qualified:

Name	Votes For	Votes Withheld
Peter Engel	44,970,606	1,897,568
Vincent Pino	44,926,607	1,941,567
Lawrence Schafran	44,981,741	1,886,433
Filipe Sobral	44,969,513	1,898,661
Christopher Baker	44,969,226	1,898,948

Also, at the 2009 Annual Meeting of Stockholders the stockholders:

•
Approved the receipt of U.K. statutory accounts of Insignia in respect of the financial years ended December 31, 2007 and December 31, 2006, together with Directors’ and Auditors’ reports relating to those accounts.  This matter did not require a vote of the Stockholders.

•
Approved the re-appointment of MacIntyre Hudson as its U.K. statutory auditors and independent accountants to perform the audit of the Company’s financial statements for the year ending December 31, 2009.  There were 45,258,346 votes cast for the re-appointment, 1,535,478 votes cast against the re-appointment and 74,350 abstentions.

•
Approved and ratified the appointment of Malone & Bailey PC as its U.S. independent accountants to perform the audit of Insignia’s financial statements for the fiscal years ending December 31, 2008 and December 31, 2007.  There were 45,293,154 votes cast for the appointment, 1,543,420 votes cast against the appointment and 31,600 abstentions.

•
Approved an increase to the authorized share capital of the Company from 110,000,000 to 300,000,000 ordinary shares.  There were 42,982,692 votes cast for the increase, 3,795,581 votes cast against the increase and 89,901 abstentions.

•
Approved a resolution to grant the directors authority to allot shares in the capital of the Company and other relevant securities up to an aggregate nominal value of $1,900,000.  There were 42,895,047 votes cast for the resolution, 3,887,547 votes cast against the resolution and 85,580 abstentions.

•
Approved a resolution to authorize directors in certain circumstances to allot equity securities for cash other than in accordance with the statutory pre-emption rights.  There were 42,965,280 votes cast for the resolution, 3,817,184 votes cast against the resolution and  85,710 abstentions.

•
Approved adoption of the Company’s 2009 Long Term Incentive Plan. There were 42,494,681 votes cast for the Long Term Incentive Plan, 3,814,110 votes cast against the Long Term Incentive Plan, and 559,383 abstentions.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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