Form 10-Q
period 2009-09-30
INSIGNIA SOLUTIONS PLC
filed 2009-10-28
CIK 1002390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 0-27012

Insignia Solutions plc

(Exact name of small business issuer as specified in its charter)

England and Wales	Not applicable
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

7575 E. Redfield Road
Suite 201	85260
Scottsdale, AZ
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  129,254,116 ordinary shares as of October 26, 2009.

i

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

Item 1. Financial Statements.

Insignia Solutions plc dba DollarDays International, Inc.
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2009	2008

Assets

Cash and cash equivalents	$259,748	$20,836
Certificates of deposit	1,130,000	2,118,933
Accounts receivable, net	104,006	75,457
Prepaid expenses and other current assets	209,196	78,723
Total current assets	1,702,950	2,293,949
Property and equipment, net	227,171	160,641
Deposits and other assets	23,899	33,899
Total assets	$1,954,020	$2,488,489

Liabilities and Shareholders' Equity

Accounts payable	$1,333,993	$1,176,170
Accrued expenses	250,953	771,407
Deferred revenue	18,856	15,617
Liability for unauthorized, unissued shares	-	134,252
Other liabilities	5,699	4,652
Total current liabilities	1,609,501	2,102,098

Shareholders' equity:
Ordinary shares, 1 pence par value, 300,000,000 shares authorized, 129,254,116 shares outstanding at September 30, 2009 and 126,682,430 to be issued and outstanding at December 31, 2008 (see Note 1)	2,539,175	2,503,878
Additional paid in capital	4,044,775	3,982,711
Accumulated deficit	(6,239,431)	(6,100,198)
Total shareholders' equity	344,519	386,391

Total liabilities and shareholders' equity	$1,954,020	$2,488,489

See accompanying notes to unaudited consolidated financial statements.

Insignia Solutions plc dba DollarDays International, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net revenues	$3,551,417	$3,623,771	$9,266,244	$8,858,418
Cost of goods sold	2,359,939	2,513,754	6,143,135	6,222,344
Gross profit	1,191,478	1,110,017	3,123,109	2,636,074
Operating expenses:
Sales and marketing	740,343	713,281	2,006,430	1,755,182
General and administrative	499,352	733,842	1,458,016	1,705,395
Total operating expenses	1,239,695	1,447,123	3,464,446	3,460,577

Operating loss	(48,217)	(337,106)	(341,337)	(824,503)
Other income (expense):
Interest expense	-	(2,641)	(4,500)	(176,874)
Gain on debt conversion	-	-	-	1,113,849
Mark to market gains on liability for unauthorized shares	-	-	3,036	(179,896)
Advertising revenue and other	60,678	85,941	203,568	182,474
Total other income (expense)	60,678	83,299	202,104	939,553

Net income (loss)	$12,461	$(253,807)	$(139,233)	$115,050

Net income (loss) per share:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted average common shares outstanding
Basic	129,254,116	126,682,430	128,773,865	56,125,006
Diluted	134,955,083	126,682,430	128,773,865	58,442,324

See accompanying notes to unaudited consolidated financial statements.

Insignia Solutions plc dba DollarDays International, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:

Net income (loss)	$(139,233)	$115,050
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt conversion	-	(1,113,849)
Mark to market gains /losses on liability for unauthorized shares	(3,036)	179,896
Depreciation and amortization	39,659	30,859
Amortization of debt discount	-	12,480
Bad debt expense	981	5,578
Stock-based compensation	31,357	137,066
Changes in assets and liabilities:
Accounts receivable	(29,530)	(17,621)
Prepaid and other current assets	(130,473)	(47,125)
Deposits and other assets	10,000	19,496
Accounts payable	157,823	(173,695)
Accrued expenses	(520,454)	(9,569)
Accrued interest	-	44,168
Deferred revenue	3,239	10,867
Other liabilities	1,047	3,140
Net cash used in operating activities	(578,620)	(803,259)

Cash flows from investing activities:
Cash acquired in connection with reverse merger, net of acquisition costs	-	3,133,692
Maturities of certificates of deposits	988,933	-
Purchases of equipment	(106,189)	(76,674)
Net cash provided by investing activities	882,744	3,057,018

Cash flows from financing activities:
Proceeds from equity issuance, net of offering costs	-	470,000
Proceeds from line of credit	150,000	-
Payments on line of credit	(150,000)	-
Proceeds from issuance of long-term debt	-	517,500
Repayments of debt	-	(865,000)
Shares repurchased from converted debtholders	(65,212)	-
Net cash (used in) provided by financing activities	(65,212)	122,500

Change in cash and cash equivalents	238,912	2,376,259

Cash and cash equivalents, beginning of period	20,836	18,265

Cash and cash equivalents, end of period	$259,748	$2,394,524

Supplemental cash flow disclosures:
Noncash financing and investing activities - conversion of convertible debt and other notes payable to equity	$-	$6,256,046
Conversion of shareholder advance to equity	$-	$450,000
Net noncash liabilities assumed in reverse merger	$-	$(363,903)
Reclassification for liability associated with unauthorized, unissued shares to be issued	$(24,717)	$-
Reclassification for liability associated with unauthorized, unissued shares issued	$155,933	$-
Cash paid for interest	$4,500	$120,250

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

DDI Inc., through its website www.DollarDays.com, is an Internet based wholesaler of general merchandise to small independent resellers.  Orders are placed by customers through the website where, upon successful payment, the merchandise is shipped directly from the vendors’ warehouses.

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

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2008 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Note 3:  Line of Credit

The Company has a $150,000 revolving line of credit with a financial institution and during the nine months ended September 30, 2009, the Company repaid all borrowed amounts under the terms thereof.  At September 30, 2009, the balance outstanding on the line of credit was $0.   Interest payments are due monthly at an annual rate of 6%.  The line of credit has no stated maturity date.

Note 4:  Common Stock

At the Company’s most recent Annual General Meeting shareholders approved a resolution to increase the authorized capital of the Company so that Insignia can fulfill its obligations to issue the remaining consideration under the terms of the Merger and as of September 30, 2009 the Company has fulfilled its obligations.  During the three months ended September 30, 2009 the Company issued 18,743,731 ADSs to DollarDays Stockholders and Amorim.  As of September 30, 2009, Insignia has issued 61,353,770 American Depository Shares (“ADS”) to DollarDays Stockholders and 7,682,926 ADSs to Amorim.

The Company previously recognized a liability for the total number of ordinary shares to be issued in excess of authorized number of ordinary shares.  As shareholders approved a resolution to increase the authorized capital of the Company, the Company no longer recognizes a liability for such shares and this amount was reclassified to additional paid-in capital in the accompanying balance sheet.  The Company has recognized a gain of $3,036 due to the changes in the fair value of the liability during the nine months ended September 30, 2009, the date at which the liability was reclassified.

Note 5:  Stock Options

The Company has historically granted stock options to certain vendors and employees as well as in connection with certain financing transactions.

The following table summarizes the Company’s stock option activity:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2008	6,109,715	$0.23
Grants	-	-
Forfeitures	(360,453)	0.23
Exercises	-	-

Outstanding at September 30, 2009	5,749,262	$0.23	2.3

Exerciseable at September 30, 2009	5,749,262	$0.23	2.3

The options have no intrinsic value as of September 30, 2009.

The following table sets forth exercise prices of outstanding options at September 30, 2009:

Exercise Price	Number of Shares

$0.09 - $0.20	3,850,739
$0.21 - $0.40	1,353,503
$0.41 - $0.70	507,770
$0.71 - $1.00	10,000
> $1.00	27,250

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

At September 30, 2009 the Company included 2,951,272 shares as outstanding in connection with the grants described above and recognized stock based compensation of $3,320 and $31,357 for the three and nine months ended September 30, 2009, respectively, based on the vesting schedule and requisite service period.

Note 7:  Recently Adopted Accounting Pronouncements

In May 2009, the FASB amended ASC 855, “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The changes to ASC 855 were effective for fiscal periods ending after June 15, 2009.  The adoption of the changes in ASC 855 did not have a material effect on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss)	$12,461	$(253,807)	$(139,233)	$115,050

Basic weighted average common shares outstanding	129,254,116	126,682,430	128,773,865	56,125,006
Add incremental shares for:
Stock options	-	-	-	-
Warrants	5,700,967	-	-	2,317,318
Diluted weighted average common shares outstanding	134,955,083	126,682,430	128,773,865	58,442,324

Net income (loss) per share:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

 Note 9:  Subsequent Events

 The Company has evaluated subsequent events through October 27, 2009 which is the date the financial statements were issued.  There are no significant subsequent events.

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

At the Company’s most recent Annual General Meeting shareholders approved a resolution to increase the authorized capital of the Company so that Insignia can fulfill its obligations to issue the remaining consideration under the terms of the Merger and as of September 30, 2009 the Company has fulfilled its obligations.  During the three months ended September 30, 2009 the Company issued 18,743,731 ADSs to DollarDays Stockholders and Amorim.  As of September 30, 2009, Insignia has issued 61,353,770 American Depository Shares (“ADS”) to DollarDays Stockholders and 7,682,926 ADSs to Amorim.

Because DDI Inc. is the accounting acquirer, all historical financial information for periods prior to June 23, 2008 are those of DDI Inc. and do not reflect the activities of Insignia.

Results of Operations

Net Revenues

			Change from	Percent Change
Net revenues	2009	2008	Prior Year	from Prior Year
Three months ended September 30,	3,551,417	3,623,771	(72,354)	-2.0%
Nine months ended September 30,	9,266,244	8,858,418	407,826	4.6%

Net revenues decreased during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 due to a decrease in average order size attributed to continuing overall economic difficulties.  Net revenues increased for nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, as a result our continuing marketing efforts, increased sales initiatives and resulting organic growth.  Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Cost of Goods Sold

			Change from	Percent Change
Cost of goods sold	2009	2008	Prior Year	from Prior Year
Three months ended September 30,	2,359,939	2,513,754	(153,815)	-6.1%
Nine months ended September 30,	6,143,135	6,222,344	(79,209)	-1.3%

Cost of goods sold decreased during the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 due primarily to more favorable vendor pricing and improved product mix.

Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Sales and Marketing

			Change from	Percent Change
Sales and marketing	2009	2008	Prior Year	from Prior Year
Three months ended September 30,	740,343	713,281	27,062	3.8%
Nine months ended September 30,	2,006,430	1,755,182	251,248	14.3%

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users.  Sales and marketing expenses increased in the three and nine months ended September 30, 2009 as compared to the three months ended September 30, 2008 due to increased efforts to generate revenues through increased pay-per-click advertising, increased search optimization fees, greater shipping promotions, and increased sales personnel.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

			Change from	Percent Change
General and administrative	2009	2008	Prior Year	from Prior Year
Three months ended September 30,	499,352	733,842	(234,490)	-32.0%
Nine months ended September 30,	1,458,016	1,705,395	(247,379)	-14.5%

General and administrative expenses decreased in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 due primarily to our cost containment initiatives and non-recurring merger related charges incurred in the three months ended September 30, 2008.

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Interest Expense

			Change from	Percent Change
Interest expense	2009	2008	Prior Year	from Prior Year
Three months ended September 30,	-	(2,641)	2,641	-100.0%
Nine months ended September 30,	(4,500)	(176,874)	172,374	-97.5%

Interest expense represents interest incurred on our convertible notes, notes payable and our line of credit.   In June 2008, our debtholders agreed to convert all but $600,000 of our outstanding debt into shares of common stock in connection with the Merger.  The remaining $600,000 outstanding debt was paid in full as of December 31, 2008.  As the Company’s outstanding debt has decreased substantially in the three and nine months ended September 30, 2009, we incurred substantially less interest expense during the three and nine months ended September 30, 2009.

Advertising Revenue and Other

			Change from	Percent Change
Advertising revenue and other	2009	2008	Prior Year	from Prior Year
Three months ended September 30,	60,678	85,941	(25,263)	-29.4%
Nine months ended September 30,	203,568	182,474	21,094	11.6%

Advertising revenue and other revenue increased during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to increased interest revenue from short-term investments and increased sales of banner and other website advertising on the Company’s site.  We noted a decrease during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 as a result of a decline in the number of advertisers on our site.

Net Income (Loss)

			Change from	Percent Change
Net income (loss)	2009	2008	Prior Year	from Prior Year
Three months ended September 30,	12,461	(253,807)	266,268	104.9%
Nine months ended September 30,	(139,233)	115,050	(254,283)	221.0%

The Company recognized a net loss during the nine months ended September 30, 2009 as compared to net income for the nine months ended September 30, 2008 due a one-time gain recognized in 2008 related to the Company’s debt conversion in June 2008.  We recognized net income during the three months ended September 30, 2009 as compared to a net loss during the three months ended September 30, 2008 as a result of improved operating efficiencies, improved margins and fewer merger related costs.

Liquidity and Capital Resources

Our operating cash outflows were $578,620 for the nine months ended September 30, 2009, as compared to $803,259 for the nine months ended September 30, 2008, constituting an decrease of cash used in operation of $224,639.  This is primarily due to increased operating efficiencies and improved margins in the current period.

 Investing cash inflows for the nine months ended September 30, 2009 consisted of $988,933 of cash from the sale of short-term investments, partially offset by $106,189 of investments in additional equipment to support our business operations.   We acquired cash of $3,133,692 in the reverse merger in June 2008 and had investments of $76,674 in additional equipment in the nine months ended September 30, 2008.

Financing cash outflows were $65,212 for the nine months ended September 30, 2009 due to the repurchase of shares from certain debtholders.  We had financing inflows of $122,500 for the nine months ended September 30, 2008 primarily due to debt and equity issuances.

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at September 30, 2009.

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

Changes in Internal Controls Over Financial Reporting

There have not been  any changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ending September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During July 2009, Insignia issued 18,743,731 ADSs to DollarDays’ Stockholders DollarDays’ Stockholders to 18,743,731 ordinary shares of the Company.  The ADSs were issued pursuant to an exemption from registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2).

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