Form 10-K
period 2009-12-31
America's Suppliers, Inc.
filed 2010-03-23
CIK 1002390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 0-27012

AMERICA’S SUPPLIERS, INC.
 (Exact name of Registrant as specified in its charter)

Delaware	27-1445090
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

7575 E. Redfield Road
Suite 201
Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

(480) 922-8155
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Ordinary Shares ($0.001par value)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,292,541 as of June 30, 2009, based upon the closing sale price on the Pink Sheets reported for such date. Ordinary shares held by each officer and director and by each person who owns 10% or more of the outstanding ordinary share capital have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2010, there were 12,925,548 common shares of $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

Forward-Looking Information

Unless otherwise indicated, the terms “America’s Suppliers,” “ASI,” “Insignia Solutions plc,” “Insignia,” the “Company,” “we,” “us,” and “our” refer to America’s Suppliers, Inc. and its subsidiaries. In this Annual Report on Form 10-K, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the forward-looking information. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto.

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

Item 1 —  Business

History

On December 14, 2009, America’s Suppliers, Inc., a Delaware corporation (“ASI” or the “Company”), became the holding company of Insignia Solutions plc, a public limited company incorporated in England and Wales (“Insignia”), pursuant to a scheme of arrangement under Section 897 of the UK Companies Act of 2006 that was approved by the Insignia stockholders on November 30, 2009 and the High Court of Justice in England and Wales on December 14, 2009 (the “Scheme of Arrangement”).  Pursuant to the Scheme of Arrangement, every ordinary share, 1 pence par value per share, of Insignia (the “Ordinary Shares”) was exchanged and cancelled at a ratio of ten Ordinary Shares for one share of common stock, $.001 par value per share (the “Common Stock”), of ASI (the “Exchange Ratio”).  All outstanding Insignia options and warrants were assumed by ASI, adjusted as per the Exchange Ratio, and such options and warrants are now exercisable for shares of ASI Common Stock.  Insignia is now a wholly-owned subsidiary of ASI.  The securities issued in the transaction were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) promulgated thereunder.

 Insignia was incorporated under the laws of England and Wales on November 20, 1985 under the name Diplema Ninety Three Limited. The Company changed its name to Insignia Solutions Limited on March 5, 1986 and commenced operations on March 17, 1986.  Until April 2007, Insignia developed, marketed and supported software technologies that enabled mobile operators and phone manufacturers to update, upgrade and configure the firmware of mobile devices using standard over-the-air (“OTA”) data networks.

In April 2007, Insignia sold substantially all of its assets to Smith Micro Software, Inc.  From April 2007 until June 23, 2008, Insignia did not generate any revenues from operations and operated as a shell company.

On June 23, 2008, DollarDays International LLC (“DollarDays”) entered into a series of transactions to effect a reverse merger with Insignia (the “Merger”).  These transactions consisted of the following:
•
DollarDays was formed as a Delaware limited liability company on November 5, 2001.  On June 20, 2008, DollarDays contributed all of its assets and liabilities to DollarDays International, Inc., a Delaware corporation, (“DDI Inc.”) pursuant to a contribution agreement.    In return for DollarDays’ assets and liabilities, DDI Inc. issued 100% of its common stock to DollarDays.  Following the contribution, DDI Inc. became the operating company, DollarDays has no assets or liabilities except for the DDI Inc. common stock issued to it.

•
DDI Inc. merged with Jeode, Inc., a Delaware corporation and a wholly-owned subsidiary of Insignia, whereby DDI Inc. was the surviving corporation and a wholly-owned subsidiary of Insignia.  In exchange for all of the DDI Inc. capital stock, Insignia was required to: (1) issue 73,333,333 American Depository Shares (“ADSs”) to DDI Inc. stockholders, (2) issue a warrant to purchase 8,551,450 ADSs with an exercise price of $.01 per ADS to Peter Engel, the Chief Executive Officer of DDI Inc., (3) issue a warrant to purchase 3,603,876 ADSs with an exercise price of $.13 per ADS to a financial advisor of DDI Inc. and (4) issue options to purchase 7,360,533 ADSs, in replacement of DDI Inc. options.

•	The combined entity was to issue an aggregate of 7,682,926 ADSs to a new investor DollarDays (“Amorim”) in exchange for $550,000 in cash and conversion of a $450,000 note.

Under the agreement and plan of merger, Insignia shareholders maintained approximately 37.1% ownership of the combined company, DDI Inc. shareholders obtained 56.7%, and Amorim obtained 6.2% of the combined company stock.  The Merger is accounted for as a reverse merger whereby DDI Inc is the accounting acquirer resulting in a recapitalization of DDI Inc. equity.

The above share amounts in the Merger transaction have been exchanged according to the Exchange Ratio resulting in 7,333,333 shares to DDI Inc. stockholders, 855,145 warrants to Peter Engel, 360,387 warrants to a financial advisor to DDI Inc., 736,053 options in replacement of DDI Inc. options, and 768,292 shares to Amorim.

We, through our wholly-owned subsidiary DDI Inc., develop software programs that allow us to provide general merchandise from third party manufacturers and suppliers for resale to businesses through our website at www.DollarDays.com.  We have been recognized as a leader in the Internet wholesale market of discounted merchandise by a leading business periodical and numbers trade associations.  Our objective is to provide a one-stop discount shopping destination for general merchandise for smaller distributors, retailers and non-profits nationwide seeking single and small cased-sized lots at bulk prices.  We launched our first website in October 2001.  The site offers customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative sales channel.  We believe our website offers a unique benefit to smaller businesses in that they are able to purchase goods from wholesalers and importers in single and small case lots, with no minimum purchase requirements at discounted prices.  We believe the prevailing reason our business has been able to obtain bulk pricing for single case lots is our ability to reach smaller distributors, retailers and non-profits that most general merchandise suppliers cannot economically reach. We provide all the logistics and customer support to serve this sales channel and grow our customer base.

We continually add new, limited inventory products to our website in order to create an atmosphere that encourages customers to visit frequently and purchase products before the inventory sells out.  Through our Internet catalog, we offer approximately 50,000 products, including up to 10,000 closeout items at further discounted prices.  Closeout merchandise is typically available in inconsistent quantities and prices.

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

Our website has a registered base of approximately 1,500,000 small businesses and receives approximately 2 million monthly page views.  We receive an average of approximately 3,000 orders per month.  Our target audience is smaller businesses.

Our historical success has resulted largely from the size of our community of active users.  We had approximately 26,000 unique customers place an order with us in 2009 as compared to approximately 21,000 unique customers who placed an order with us in 2008.  We believe our sales and marketing efforts make inefficient markets more efficient because:
•	Our website includes more than 50,000 items on any given day and makes available to our users a wide variety of goods; and
•	We bring buyers and sellers together for lower costs than traditional intermediaries.

We have had increased success throughout the years by attracting repeat customers.  In 2008 and 2009, the sales volume of individuals who purchased through our website four times or more were 38% and 40%, respectively.

Products and Services

Manufacturer, Supplier and Distribution Relationships.

It is difficult to establish wholesale and closeout buying relationships with manufacturers and vendors.  Trust and experience gained through past interactions are important.  We believe our business model reduces the risk to the manufacturer because its discounted products are sold alongside its full-priced products.  We enter into standardized contracts with each of our suppliers.  Our supplier relationships provide us with both private label and recognized brand-name products.  The table below identifies some of the brand names often found on our website.

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

Online Products

 Our customers can locate products on our website by utilizing our proprietary search function or by navigating through online departments. The departments section is currently organized into approximately 32 main categories:

America’s Boutique Suppliers	Custom Imprinting	Medical Products
Arts & Crafts	Electronics & Media	Office & School Supplies
As Seen on TV	Food Pantry	Pallet Assortment
Automotive	Gift Baskets	Party Supplies
Baby Care	Hardware	Pets
Bath and Body	Holiday & Seasonal	Religious
Books & Calendars	Dome Décor	Sports & Outdoors
Candles & Home Fragrance	Housewares	Stationary & Gift Wrap
Cleaning Supplies	Jewelry	Store Fixtures
Clothing	Lawn & Garden	Toys & Games
Cosmetics & Fragrances	Licensed Team Products

 Our categories change as our business evolves and from time to time we need to add or subtract categories to better serve our suppliers and customers. Each of the departments has multiple categories that more specifically define the products offered within that department.  For example, the “Toys & Games” department currently has the following product categories:

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

 The number of total products we offer has grown from less than 5,000 in 2001, to more than 50,000 products in 2009.  The number of products and product categories change throughout the year, as we periodically reorganize our departments and/or categories to better reflect our current product offerings.

Sales and Marketing

 We use a variety of methods to target our consumer audience, including online campaigns, direct marketing, and trade-shows.  However, our primary marketing consists of online marketing, including advertising through portals, keywords, search engines, affiliate marketing programs, banners, and email campaigns.  We seek to identify and eliminate campaigns that do not meet our expectations. We generally develop these campaigns internally.

Marketing

Our marketing initiatives include, but are not limited to, the following:

Web Positioning:  In order to maintain favorable positioning and to increase the likelihood of our website being “found” by customers looking for wholesale merchandise, we maintain a proactive search engine optimization effort to assure continued high search engine placement.  We currently have over 350,000 web pages indexed in various search engines, including Google, Bing, Yahoo, MSN and AOL.  Part of the continuing search engine optimization program involves evolution of page content and product descriptions for maximum indexing and rank possibilities.  We believe our newer categories and higher priced products in existing categories help to increase search engine visibility and should, therefore, increase visitor counts.  Approximately 75% and 73% of our gross sales in 2009 and 2008, respectively, came from “organic” (i.e., unpaid) search engine traffic.

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

Banner Ads: We place banner ads in many relevant wholesale directories.

Pay-Per-Click Advertising:  Pay-per-click companies provide advertising space on various relevant websites and charge us based on actual user clicks on our ads.  We monitor the results of our various pay-per-click programs and evaluate alternative advertising outlets.

Promotions:  We offer both broad based promotions on our website available to all users, and targeted promotions transmitted via email directly to select customers.  Promotions include, but are not limited to, price discounts, free merchandise or premiums, discount coupons, free shipping, and combinations of different promotions.  Free shipping promotions have been our most popular campaigns.

E-mail Campaigns: We send approximately 3 million emails per month offering a variety of promotions, as previously discussed.

Platinum Program:  Under this subscription service, in return for a $49 joining fee and a $15.95 additional monthly fee, customers can receive a number of discounts and savings on goods, services, freight and other products sold on our website.  Our platinum program participants purchased more products through our website than non-participants and made purchases more frequently than prior to participating in the program.

Affiliates:  We promote an “affiliate” program, where we pay a sales commission to affiliates for customers recommended to our website by such affiliates.  Approximately 700 affiliates have DollarDays’ banners on their websites.

Distributors:  We encourage Internet entrepreneurs to “clone” our website under the respective entrepreneurs’ names.  These “clones”, for which such entrepreneurs pay us a $99 annual fee and a $15.99 monthly fee, reflect our website at   www.DollarDays.com in every aspect except for the difference in name.  We have approximately 300 distributors who promote their websites, while we handle all related sales, promotional efforts, customer service, collection and other back office matters in the same manner we handle orders pertaining to our own website.  We pay distributors a commission on all sales generated through their independent websites.

Sales

No single customer accounts for more than 5% of our sales.  We have on staff an average of 13 sales people, for approximately 11 hours of coverage per day, five days a week.  The primary function of the sales staff is to field incoming calls and make outgoing calls to solicit new customers, obtain additional sales from infrequent purchasers and re-contact lapsed customers.

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

Our product mix changes daily based on the availability of the products we buy and sell.

Our primary distribution channel is online sales to small businesses, non-profits and home-based businesses located in the United States.  During 2009 and 2008, sales to domestic customers accounted for approximately 97% and 99% of our net sales, respectively.

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

Customer Service and Sales

 We are committed to providing superior customer service.  We staff our customer service and sales department with dedicated in-house professionals who respond to phone and e-mail inquiries on products, ordering, shipping status and returns.  Our customer service and sales staff processes approximately 2,500 calls per week and up to approximately 3,000 calls per week during peak periods.

Technology

 We use our internally developed software to support our operations.  We have developed intuitive user interfaces and customer tools to create a user-friendly website and developed transaction processing, database and network applications that help enable our users to reliably and securely complete transactions on our sites.  Our technology infrastructure simplifies the storage and processing of large amounts of data, eases our operation, and automates much of the administration.    We use multiple servers to obtain connectivity over the Internet with one full-time dedicated server and additional servers housed off-site by third-party providers.

 We also use a third-party application to provide search, navigation and merchandising techniques to guide customers through our website.  We currently employ two full time IT engineers to monitor and maintain the functionality of our website.

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

Intellectual Property

We own the rights associated with the trademarks “America’s Suppliers”, “DollarDays”, “DollarDay$” and the logo for DollarDays.  We have filed trademark applications with the United States Patent and Trademark Office seeking registration of certain service marks and trademarks.  We regard our domain names and similar intellectual property as critical to our success.  We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization.  There can be no assurance that our applications will be successful or that we will be able to secure significant protection for our service marks or trademarks in the United States or elsewhere.  In addition, we cannot ensure that others will not independently develop similar intellectual property.  Although we have registered and are pursuing the registration of our key trademarks in the United States and internationally, some of our trade names are not eligible to receive trademark protection.  In addition, effective trademark protection may not be available or may not be sought by us in every country in which our products and services are made available online, including the United States.

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

The Consumer Product Safety Improvement Act (the “Act”) became effective February 10, 2009.  This law prohibits resellers from selling children’s’ products that exceed specified levels of lead and certain other chemicals.  Resellers are not required to test the products themselves.  However, if they do sell such products, they could be subject to civil and/or criminal penalties.  Since the merchandise sold through our website it is shipped directly from the manufacturer/importer to the retailer, we never take physical possession of any merchandise and could not test the products.  Accordingly, to minimize our risk, we have undertaken the following steps:

•
We have discontinued all items which, in our judgment, have any significant likelihood of being out of compliance with the Act.  The limited exception to this is that certain closeouts may date back to a period before testing was commonplace.  We have discontinued all items we believe constitute a significant risk of containing inappropriate chemicals; and

•
We have requested that all our vendors certify that the products they sell are in compliance with the Act.    They have all complied except for certain vendors of close-outs who cannot know whether the products they are buying may have been produced before these maximum levels of permissible lead and other chemicals were established.

Employees

As of December 31, 2009, we had a total of 30 full time employees.  We have never had a work stoppage, and none of our employees are represented by a labor union.  We consider our employee relationships to be positive.

Reports to Security Holders

We file reports with the Securities and Exchange Commission, or SEC, including annual reports, quarterly reports and other information we are required to file pursuant to US federal securities laws.  You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which is http://www.sec.gov ..

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
•
maintain or increase our sales, branding and marketing activities, including maintaining existing, or entering into new online marketing or marketing analytics arrangements, and continuing or increasing our direct mail campaigns.

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

At December 31, 2009, we had fulfillment partner relationships with approximately 290 third parties whose products we offer for sale on our website. We depend on our fulfillment partners to provide the product selection we offer. We plan to continue to expand the number of fulfillment partner relationships and the number of products offered for sale by our fulfillment partners on our website.  In general, we agree to offer the third parties’ products on our website and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing relationships or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our website. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing fulfillment partner relationships, or build new ones, or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

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

Our success, and in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. We have computer and communications hardware located in the eastern and western United States that are backed up regularly. Although we have designed our back-up system in an effort to be able to provide limited back-up website functionality in the event of a failure of our main facility, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events, and our back-up systems are not designed to handle the volume of transactions normally handled by our primary systems. Our disaster recovery plan may be inadequate, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss or public disclosure of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could harm our reputation, business, prospects, financial condition and results of operations.

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

 The Consumer Product Safety Improvement Act became effective February 10, 2009 and prohibits resellers from selling children’s products that exceed specified levels of lead and certain other chemicals.  Resellers are not required to test the products themselves, however, if they do sell such products, they could be subject to civil and/or criminal penalties.  Since the merchandise sold through our website it is shipped directly from the manufacturer/importer to the retailer, we never take physical possession of any merchandise and could not test the products.  Accordingly, to minimize our risk, we have undertaken the following steps:

•
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

•
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

We recently reincorporated our company from a UK company to a Delaware company pursuant to an exemption under the Securities Act of 1933, as amended, and the SEC did not pass upon either the adequacy or procedural requirements of the reincorporation.

On December 14, 2009, we reincorporated from a company formed under the laws of England and Wales to a Delaware corporation.  The ordinary shares of the UK based company were exchanged for shares of common stock in the Delaware based company at a ratio of 10 ordinary shares for one share of common stock.  The securities issued in the transaction were issued in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 3(a)(10) promulgated thereunder. Therefore, no U.S. governmental agency, state or federal, has reviewed the adequacy or procedural aspects of the reincorporation. In the event any such procedural requirements were not fully met, the exemption relied upon by the Company may not be available, which could require the Company to expend substantial time and resources to properly register the common stock, during which time holders may not be able to dispose of common stock in the public market or on otherwise acceptable terms.

Item 1B —  Unresolved Staff Comments

None.

Item 2 —  Properties

ASI, through its wholly-owned subsidiary DollarDays, leases approximately 5,500 square feet in Scottsdale, Arizona, which houses the corporate headquarters and all business functions.  The lease term expires October 31, 2011.  Rent payable in 2010 is $128,863, with incremental increases.  ASI believes this facility is adequate to meet its current operating needs.

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

On November 13, 2009, a lawsuit was filed in the United States District Court, Central District of California, under Civil Action No. 09-9307, by Bravado International Group Merchandising Services, Inc. (“Bravado”) against DollarDays International, LLC, Alan Shrem a/k/a Allan Shrem a/k/a Allan Chrem a/k/a Alan Chrem, Kennedy-Shrem International, Inc., and OPC, LLC. Bravado alleges that DollarDays, as well as the other defendants, violated the Lanham Trademark Act (15 U.S.C. § 1051 et seq.), the Copyright Act (17 U.S.C. § 101 et seq.) and various California state unfair competition civil codes (the “Action”) by transacting business as an unlicensed distributor of certain trademarks.  DollarDays denies these allegations and has requested Bravado to discontinue the Action against it.  DollarDays is currently awaiting a response from Bravado.  If Bravado refuses to discontinue the Action against DollarDays, DollarDays will interpose an answer with various affirmative defenses in response to the Action. DollarDays does not believe this is a material claim.

Item 4 —  Reserved

This item is not applicable.

PART II

Item 5 — Market  for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Ordinary Shares

Prior to December 14, 2009, our stockholders held American Depositary Shares (“ADSs”), each representing one ordinary share of 1 pence nominal value.  The ADSs traded under the symbol “INSGY” from Insignia’s initial public offering in November 1995 to December 24, 2000. Since December 24, 2000, our ADSs traded under the symbol “INSG”, except between November 25, 2005 to December 21, 2005 when our trading symbol changed to “INSGE” due to a filing delinquency. Our stock traded on the NASDAQ National Market from November 1995 to January 2003, and then traded on the NASDAQ SmallCap Market until April 24, 2006. Our trading symbol changed to “INSGY” on April 25, 2006. Quotations for our stock currently appear in the National Daily Quotations Journal, often referred to as the “pink sheets”, where subscribing dealers can submit bid and ask prices on a daily basis.  On December 14, 2009, ASI became the holding company of Insignia pursuant to a scheme of arrangement under Section 897 of the UK Companies Act of 2006 that was approved by the Insignia stockholders on November 30, 2009 and the High Court of Justice in England and Wales on December 14, 2009.  Pursuant to the Scheme of Arrangement, every Ordinary Share of Insignia was exchanged and cancelled at a ratio of ten Ordinary Shares for one share of Common Stock of ASI.  As a result of the Scheme of Arrangement, the ASI shares are now quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the trading symbol “AASL”, and the Insignia ADSs were cancelled on the pink sheets.  The following table sets forth the high and low sales prices for our ADSs and Common Stock, for the respective periods indicated, as reported by the NASDAQ National Market or NASDAQ SmallCap Market, or on the “pink sheets” and the OTCBB:
ADSs on pink sheets

	2009 Quarters Ended
	Dec 14	Sept 30	June 30	Mar 31
Quarterly per share stock price:
High	$0.04	$0.05	$0.02	$0.02
Low	$0.01	$0.01	$0.01	$0.01

	2008 Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31
Quarterly per share stock price:
High	$0.03	$0.04	$0.05	$0.07
Low	$0.01	$0.02	$0.02	$0.05

Common Stock on OTCBB

2009 Quarter Ended
Dec 31
Quarterly per share stock price:
High	$1.00
Low	$0.01

As of December 31, 2009 our transfer agents reported there were approximately 66 holders of record of our Common Stock.  In addition we believe a substantial number of holders of Common Stock are held in nominee or street name by brokers.

Dividends

We have not declared or paid any cash dividends on our ordinary shares, and our present policy is to retain earnings for use in our business. As of December 31, 2009 and 2008, we had accumulated deficits of approximately $6.9 million and $6.1 million, respectively, and accordingly, we do not expect to pay dividends on our Common Stock for the foreseeable future.

Securities Authorized for Issuance Under Equity Incentive Compensation Plans

1995 Incentive Stock Option Plan

We have a 1995 Incentive Stock Option Plan for U.S. employees (the “1995 Plan”), which provide for the issuance of stock options to employees and outside consultants of ASI to purchase shares of Common Stock. As of the date of this report, no shares are available for issuance under the 1995 Plan.  Stock options are generally granted at prices of not less than 100% of the fair market value of the ordinary shares on the date of grant. Options granted under our option plans generally vest over a four year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	574,776	$2.28	0
Equity compensation plans not approved by security holders	0	n/a	0
Total	574,776	$2.28	0

2009 Long Term Incentive Compensation Plan

We have a 2009 Long Term Incentive Compensation Plan (the “2009 Plan”), which provide for the issuance of stock options to employees and outside consultants of ASI to purchase shares of Common Stock. As of the date of this report, 1,000,000 shares are available for issuance under the 2009 Plan.  Stock options are generally granted at prices of not less than 100% of the fair market value of the commons tock on the date of grant. Options granted under our option plans generally vest over a four year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	0	1,000,000
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	1,000,000

The tables above reflect the status of the Company’s equity compensation plans as of December 31, 2009.

Recent Sales of Unregistered Securities

 None.

Item 6 — Selected Unaudited Quarterly Financial Data

The tables that follow present portions of our consolidated financial statements and are not complete. You should read the following selected unaudited consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2009, and 2008 are derived from our audited financial statements that are included elsewhere in this Report. The historical quarterly results presented below are not necessarily indicative of the results to be expected for any future fiscal year. In the opinion of our management, the quarterly information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	Quarter Ended
	31-Dec	30-Sep	30-Jun	31-Mar
	(Unaudited, in thousands, except per share amounts)
2009
Revenues	$3,278	$3,551	$3,140	$2,575
Gross profit	1,143	1,242	1,110	920
Loss from operations	(562)	(48)	(107)	(187)
Other income (expense)	3	9	5	38
Net income (loss)	(559)	(39)	(102)	(149)
Basic net income (loss) per share	$(0.04)	$(0.01)	$(0.01)	$(0.01)
Diluted net income (loss) per share	$(0.04)	$(0.01)	$(0.01)	$(0.01)

2008
Revenues	$3,199	$3,624	$2,863	$2,371
Gross profit	1,128	1,179	886	736
Loss from operations	(408)	(268)	(236)	(154)
Other income (expense)	396	14	1,021	(262)
Net income (loss)	(12)	(254)	785	(416)
Basic net income (loss) per share	$-	$-	$0.03	$(0.03)
Diluted net income (loss) per share	$-	$-	$0.03	$(0.03)

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

In April 2007 we sold substantially all of our assets to Smith Micro Software, Inc.  From April 2007 until June 23, 2008, we did not generate any revenues from operations and operated as a shell company.  On June 23, 2008, we entered into the Merger with DollarDays.  The Merger was accounted for as a reverse merger where DollarDays is the accounting acquirer.  As a result, the amounts presented in this form 10-K are those of DollarDays prior to the Merger and the combined results of Insignia and DollarDays subsequent to the Merger.  See “Recent Developments”.

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

We continually add new, limited inventory products to our website in order to create an atmosphere that encourages customers to visit frequently and purchase products before the inventory sells out.  Through our Internet catalog, we offer approximately 50,000 products, including up to 10,000 closeout items at further discounted prices.  Closeout merchandise is typically available in inconsistent quantities and prices.

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

Our website has a registered base of approximately 1,500,000 small businesses and receives approximately 2 million monthly page views.  We receive an average of approximately 3,000 orders per month.  Our target audience is smaller businesses.

Recent Developments

America’s Suppliers, Inc. becomes Parent of Insignia Solutions plc

On December 14, 2009, ASI became the holding company of Insignia pursuant to a Scheme of Arrangement under Section 897 of the UK Companies Act of 2006 that was approved by the Insignia stockholders on November 30, 2009 and the High Court of Justice in England and Wales on December 14, 2009.  Pursuant to the Scheme of Arrangement, every Ordinary Share of Insignia was exchanged at a ratio of ten Ordinary Shares for one share of Common Stock of ASI.  All outstanding Insignia options and warrants were assumed by ASI, adjusted as per the Exchange Ratio, and such options and warrants are now exercisable for shares of ASI Common Stock.  Insignia is now a wholly-owned subsidiary of ASI.  The securities issued in the transaction were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) promulgated thereunder.

Changes to the Board of Directors

On December 15, 2009, Filipe Sobral resigned from our Board of Directors and Hugo Domingos was appointed to the Board of Directors to fill the vacancy in the Board of Directors created by the resignation of Mr. Sobral.

On January 11, 2010, Hugo Domingos resigned from our Board of Directors and Justiniano Gomes was appointed to the Board of Directors to fill the vacancy in the Board of Directors created by the resignation of Mr. Domingos.

For further information regarding the Scheme of Arrangement or changes to the Board of Directors, please see the Current Reports on Form 8-K filed December 18, 2009 and January 15, 2010, respectively.

Merger Agreement with DollarDays International, Inc.

On June 23, 2008, Insignia and its wholly-owned subsidiary, Jeode, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DollarDays International, Inc. (“DollarDays”), providing for the merger of DollarDays into Jeode, which was completed on June 23, 2008. Under the terms of the Merger Agreement, Insignia  (1) issued American Depositary Receipts ( “ ADR ”s) for approximately 73.3 million ordinary shares to DollarDays’ shareholders, (2) issued ADRs for approximately 7.7 million ordinary shares to an investor in DollarDays representing repayment of a note payable, as well as an additional investment in DollarDays, (3) issued a warrant to purchase  8.5 million ordinary shares at an exercise price of $0.01 to Peter Engel, the chief executive officer of DollarDays, (4) issued a warrant to purchase 3.6 million ordinary shares at an exercise price of $0.13 per ADR to a financial advisor to DollarDays, and (5) issued options to purchase approximately 6.0 million ADRs, in replacement and cancellation of  outstanding DollarDays options. The closing of the Merger Agreement did not require Insignia shareholder approval.

Under the Merger Agreement, Insignia shareholders maintained approximately 37.1%, DollarDays shareholders obtained 56.7% and a new investor obtained 6.2% of the stock of the combined company.  The merger will be accounted for as a reverse merger whereby DollarDays is the accounting acquirer resulting in a recapitalization of DollarDays’ equity.  Approximately 64% of the ADRs contemplated by the Merger were to be issued subsequent to the closing of the Merger, and the remaining ADRs will be issued following shareholder authorization of either (i) a reverse split of the then issued and outstanding ordinary shares or (ii) an increase in Insignia’s authorized share capital.

The above share amounts in the Merger transaction have been exchanged according to the Exchange Ratio resulting in 7,333,333 shares to DDI Inc. stockholders, 855,145 warrants to Peter Engel, 360,387 warrants to a financial advisor to DDI Inc., 736,053 options in replacement of DDI Inc. options, and 768,292 shares to Amorim.

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

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s sales. Trade receivables are carried at their estimated collectible amounts and generally consist of amounts due from credit card transactions.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and prior history of uncollected accounts receivable. The allowance for doubtful accounts at December 31, 2009 and 2008 was $0 as the Company expected to collect substantially all amounts due.  Bad debt expense for the years ended December 31, 2009 and 2008 was $7,481 and $0, respectively.

The Company follows the allowance method of recognizing sales returns. The allowance method recognizes sales returns as a percentage of sales based on a prior history of sales returns. The allowance for sales returns at December 31, 2009 and 2008 was $17,601.  Sales returns expense for the years ended December 31, 2009 and 2008 was $96,838 and $66,832, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the assets' useful lives or lease terms. Depreciation and amortization expense was $56,277 and $43,320 for the years ended December 31, 2009 and 2008, respectively.

The Company capitalizes website development costs in accordance with the provisions of Accounting Standards Codification (“ASC”) 350.  Generally, the Company capitalizes costs incurred to develop its website applications and infrastructure.  Capitalized website development costs totaled $54,068 and $52,987 for the years ended December 31, 2009 and 2008, respectively.

Long-lived Assets

In accordance with ASC 360,  which  requires that  long-lived assets to be held and used be reviewed for impairment whenever events or changes in  circumstances  indicate  that the  carrying  amount  of an asset  may not be recoverable.

We evaluate our long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. No impairment of our long-lived assets existed at December 31, 2009 and 2008.

Convertible Debt

We issued convertible instruments, which contained embedded conversion features. We evaluated the application of the provisions of ASC 815 to its embedded conversion feature within its convertible debt instruments.  We determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability.

We evaluated the conversion feature under ASC 320 and 470 for a beneficial conversion feature at inception.  The effective conversion price was then computed based on the allocation of the proceeds to the convertible debt to determine if a beneficial conversion feature exists.  The effective conversion price was compared to the market price on the date of the original note and was deemed to be less than the market value of our stock at the inception of the note.  A beneficial conversion feature was recognized and gave rise to a debt discount that is amortized over the stated maturity of the convertible debt instrument or the earliest potential conversion date.

Prior to the Merger, the Company was unable to repay its existing debt obligations, many of its notes were past due, and management was unable to obtain additional financing.  Consequently, management entered into an agreement with the debt holders to convert all existing debt and accrued interest into equity.

In accordance with the provisions of ASC 310 and 470, the Company has recognized a gain of $1,113,849 ($0.01 per share on both a basic and diluted basis) on such restructuring transactions with non-related parties based on the difference between the carrying value of the debt of $1,298,198 and the fair value of the equity securities issued of $184,349.  No gain or loss was recognized on restructuring transactions with related parties.

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

All amounts billed to customers for shipping and handling costs are included in net revenues in the accompanying statements of operations.  Actual shipping costs incurred are reflected as a component of cost of sales in the accompanying statements of operations.  Total shipping expense included in cost of sales was $1,519,170 and $1,661,517 for the years ended December 31, 2009 and 2008, respectively.

We evaluated the provisions of ASC 605 regarding reporting revenue gross as a principal or net as an agent, noting that the task force determined that it is a matter of judgment and a preponderance of the evidence as to whether a company satisfies the gross versus net indicators.  As a result of our analysis, we determined that it qualifies for “gross” revenue recognition

Income Taxes

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

 As the total number of ordinary shares to be issued exceeded the authorized number of ordinary shares at December 31, 2008, we recognized a liability of $134,252 at December 31, 2008 for the fair value of unauthorized, unissued shares based on the quoted market prices available at the date of the legal commitment.  The fair value of the liability for unauthorized, unissued shares has been recorded at market value as of December 31, 2008, and a corresponding gain of $207,337 has been recognized due to changes in the fair value of the liability during the year.

Stock- Based Compensation

Effective January 1, 2006, the Company adopted the provisions of ASC 718, and accounts for equity-based compensation cost as measured at the grant date based on the fair value of the award.  The Company elected the modified-prospective method upon the adoption of ASC 718.

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

Results of Operations

The following financial information relates to the results of operations and analysis of financial condition of DollarDays.  DollarDays completed a reverse merger with Insignia in 2008 and we do not believe the results of operations for Insignia prior to the Merger in 2008 or ASI subsequent to the redomicile, are meaningful to investors as Insignia operated as a shell company subsequent to their sale of their operating business in 2007 and ASI’s only assets consist of its ownership of Insignia stock.  Financial information regarding the financial statements of DollarDays for the years ended December 31, 2009 and 2008 begin on page F-1 of this current report.

Net Revenues

Year Ended December 31,	Net Revenues	Change from Prior Year	Percent Change from Prior Year

2009	$12,750,550	$475,319	3.9%
2008	$12,275,231

 Net revenues increased from 2008 to 2009 due to increased marketing efforts, targeted advertising and increased search optimization.

Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Cost of Goods Sold

Year Ended December 31,	Cost of Goods Sold	Change from Prior Year	Percent Change from Prior Year

2009	$8,335,089	$(11,125)	(0.1)%
2008	$8,346,214

 Cost of goods sold decreased from 2008 to 2009 as the Company was able to achieve greater efficiencies through negotiations with vendors, product mix optimization and other costs savings measures.

 Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Sales and Marketing

Year Ended December 31,	Sales and Marketing	Change from Prior Year	Percent Change from Prior Year

2009	$2,758,025	$377,421	15.9%
2008	$2,380,604

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users.  Sales and marketing expenses increased from 2008 to 2009 due to increases in marketing, targeted advertising and web search optimization efforts.

 Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

Year Ended December 31,	General and Administrative	Change from Prior Year	Percent Change from Prior Year

2009	$2,561,416	$(53,398)	(2.0)%
2008	$2,614,814

General and administrative expense includes management fees, salaries and other compensation expenses, rent, utilities, general office expenses, insurance and other costs necessary to conduct business operations.  General and administrative expenses decreased from 2008 to 2009 due to cost containment initiatives undertaken by the Company and non-recurring merger related expenses that were incurred during 2008.

 Factors that can influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Interest Expense

Year Ended December 31,	Interest Expense	Change from Prior Year	Percent Change from Prior Year

2009	$4,500	$(172,374)	(97.5)%
2008	$176,874

 Interest expense decreased from 2008 to 2009 as the Company converted or repaid all outstanding debt during 2008.  Interest expense during 2009 relates to our line of credit.

Other Revenue

Year Ended December 31,	Other Revenue	Change from Prior Year	Percent Change from Prior Year

2009	$56,636	$31,551	125.8%
2008	$25,085

Advertising revenue and other increased from 2008 to 2009 due to additional miscellaneous income realized in 2009.

Net Income (Loss)

Year Ended December 31,	Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2009	$(848,808)	$(951,804)	(924.1)%
2008	$102,996

 We achieved slight profitability in 2008 primarily due to a gain on debt conversion.   In 2009 we improved operating margins and decreased overhead expenses but not to a sufficient level to maintain profitability.

Liquidity and Capital Resources

 Our operating cash outflows were $1,058,014 for the year ended December 31, 2008 as compared to $1,041,475 for the year ended December 31, 2009, an increase in operating cash flows of $16,539.  Increases in operating efficiencies in 2009 were offset by the pay down of accounts payable and accrued expenses and increased marketing expenditures.

We had net investing cash inflows were $1,163,946 and $938,085 for the years ended December 31, 2009 and 2008, respectively.  This is due to cash acquired during the merger and the maturity of investments.

Financing cash inflows were $122,500 for the year ended December 31, 2008 as compared to $65,212 used in financing activities for the year ended December 31, 2009.  Financing cash inflows in 2008 consisted of proceeds from the issuance of debt and equity, offset by payments on outstanding debt. In 2009, cash used in financing activities consisted of shares repurchased from converted debtholders.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a recent history of negative cash flow generated from operations and an accumulated deficit at December 31, 2009.

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

Through June 1, 2007, there were been no disagreements with BPM (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to BPM’s satisfaction, would have caused BPM to make reference thereto in their reports on the Company’s financial statements for such years ended.

Item 9A — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at and as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In our efforts to continuously improve our internal controls, we have made some improvements to our internal control structure effective for the preparation of our financial statements for the year ended December 31, 2009, including the adoption of a formal accounting policies and procedures manual, and increased documentation surrounding certain authorization and review controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 has not been audited by our auditors, MaloneBailey, LLP, or any other independent registered accounting firm.

Changes in Internal Control over Financial Reporting

In our efforts to continuously improve our internal controls, management has taken steps to enhance the following controls and procedures subsequent to the end of fiscal 2009 as part of our remediation efforts:

•	Adoption of a formal accounting policies and procedures manual
•	Increased documentation of control processes
•	Implementation of enhanced review processes
•	Greater control over access and authorization

Item 9B —  Other Information

PART III

Item 10 —  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information to the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held later this year.

Item 11 —  Executive Compensation

The information required by this item is incorporated by reference from the information to the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held later this year.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information to the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held later this year.

Item 13 —  Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information to the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held later this year.

Item 14 —  Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information to the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held later this year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2010.

AMERICA’S SUPPLIERS, INC.

By:	/s/ Peter Engel
Peter Engel
President, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Moore
Michael Moore
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

Additional Directors:
/s/ Peter Engel	Chairman, President and CEO	March 19, 2010
Peter Engel

/s/ Christopher Baker	Director	March 19, 2010
Christopher Baker

/s/ Vincent Pino	Director	March 19, 2010
Vincent Pino

/s/ Larry Schafran	Director	March 19, 2010
Larry Schafran

/s/ Justiniano Gomes	Director	March 19, 2010
Justiniano Gomes

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
America’s Suppliers, Inc.
(Formerly Insignia Solutions, PLC)
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of America’s Suppliers, Inc. (formerly Insignia Solutions, PLC) (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidate financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

www.malone-bailey.com
Houston, Texas
March 19, 2010

AMERICA’S SUPPLIERS, INC.
(Formerly Insignia Solutions, PLC)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

Assets

Cash and cash equivalents	$78,095	$20,836
Certificates of deposit	785,000	2,118,933
Accounts receivable, net	68,107	75,457
Prepaid expenses and other current assets	75,129	78,723
Total current assets	1,006,331	2,293,949
Property and equipment, net	274,351	160,641
Deposits and other assets	32,251	33,899
Total assets	$1,312,933	$2,488,489

Liabilities and Shareholders' Equity (Deficit)

Accounts payable	$1,037,780	$1,176,170
Accrued expenses	614,831	771,407
Deferred revenue	16,243	15,617
Liability for unauthorized, unissued shares	-	134,252
Other liabilities	5,815	4,652
Total current liabilities	1,674,669	2,102,098

Shareholders' equity (deficit):
Preferred shares, $0.001 par value, 1,000,000 shares
authorized, no shares outstanding at December 31,
2009 and 2008	-	-
Ordinary shares, $0.001 par value, 50,000,000 shares
authorized, 12,925,348 shares outstanding at
December 31, 2009 and 12,668,180 to be issued and
outstanding at December 31, 2008 (see Note 1)	12,925	12,668
Additional paid in capital	6,574,345	6,473,921
Accumulated deficit	(6,949,006)	(6,100,198)
Total shareholders' equity (deficit)	(361,736)	386,391

Total liabilities and shareholders' equity (deficit)	$1,312,933	$2,488,489

See accompanying notes to consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
(Formerly Insignia Solutions, PLC)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

Net revenues	$12,544,265	$12,057,076
Advertising revenue	206,285	218,155
Cost of goods sold	8,335,089	8,346,214
Gross profit	4,415,461	3,929,017
Operating expenses:
Sales and marketing	2,758,025	2,380,604
General and administrative	2,561,416	2,614,814

Total operating expenses	5,319,441	4,995,418

Operating loss	(903,980)	(1,066,401)
Other income (expense):
Interest expense	(4,500)	(176,874)
Gain on debt conversion	-	1,113,849
Mark to market gains
on liability for unauthorized shares	3,036	207,337
Advertising revenue and other	56,636	25,085

Total other income (expense)	55,172	1,169,397

Net income (loss)	$(848,808)	$102,996

Net income (loss) per share:
Basic	$(0.07)	$0.01
Diluted	$(0.07)	$0.01

Weighted average common shares outstanding
Basic	12,889,428	7,386,012
Diluted	12,889,428	7,683,521

See accompanying notes to consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
(Formerly Insignia Solutions, PLC)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

			Additional
	Ordinary Shares		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2007	1,620,903	$1,621	$(1,892,935)	$(6,203,194)	$(8,094,508)

Net income	-	-	-	102,996	102,996
Shares issued in connection with debt conversion	5,185,576	5,186	5,137,011	-	5,142,197
Recapitalization from reverse merger - shares
retained Insignia's shareholders	5,093,408	5,093	2,514,697	-	2,519,790
Shares issued for cash, net of offering costs of $80,000	422,561	423	469,577	-	470,000
Shares issued as satisfaction of shareholder advance	345,732	345	449,655	-	450,000
Reclassification for liability associated with					-
unauthorized, unissued shares	-	-	(341,589)	-	(341,589)
Amortization of stock based compensation awards	-	-	137,505	-	137,505
Balance at December 31, 2008	12,668,180	12,668	6,473,921	(6,100,198)	386,391

Net loss	-	-	-	(848,808)	(848,808)
Restricted shares to be issued	295,126	295	(295)	-	-
Unissued share liability	-	-	131,216	-	131,216
Shares repurchased from converted debtholders	(37,958)	(38)	(65,174)	-	(65,212)
Amortization of stock based compensation awards	-	-	34,677	-	34,677
Balance at December 31, 2009	12,925,348	12,925	6,574,345	(6,949,006)	(361,736)

See accompanying notes to consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
(Formerly Insignia Solutions, PLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008
Cash flows from operating activities:

Net income (loss)	$(848,808)	$102,996
Adjustments to reconcile net loss to
net cash used in operating activities:
Gain on debt conversion	-	(1,113,849)
Mark to market gains /losses on liability for
unauthorized shares	(3,036)	(207,337)
Depreciation and amortization	56,277	43,320
Amortization of debt discount	-	12,479
Bad debt expense	981	(8,736)
Stock-based compensation	34,677	137,505
Changes in assets and liabilities:
Accounts receivable	6,369	(16,494)
Prepaid and other current assets	3,594	(39,599)
Deposits and other assets	1,648	56,706
Accounts payable	(138,390)	(128,544)
Accrued expenses	(156,576)	73,058
Accrued interest	-	44,169
Deferred revenue	626	(17,642)
Other liabilities	1,163	3,954
Net cash used in operating activities	(1,041,475)	(1,058,014)

Cash flows from investing activities:
Cash acquired in connection with reverse merger,
net of acquisition costs	-	3,133,692
Maturities (purchases) of certificates of deposits	1,333,933	(2,118,933)
Purchases of equipment	(169,987)	(76,674)
Net cash provided by investing activities	1,163,946	938,085

Cash flows from financing activities:
Proceeds from equity issuance, net of offering costs	-	470,000
Proceeds from line of credit	150,000	-
Payments on line of credit	(150,000)	-
Proceeds from issuance of long-term debt	-	517,500
Repayments of debt	-	(865,000)
Shares repurchased from converted debtholders	(65,212)	-
Net cash (used in) provided by financing activities	(65,212)	122,500

Change in cash and cash equivalents	57,259	2,571

Cash and cash equivalents, beginning of period	20,836	18,265

Cash and cash equivalents, end of period	$78,095	$20,836

Supplemental cash flow disclosures:
Noncash financing and investing activities -
conversion of convertible debt and other
notes payable to equity	$-	$6,256,046
Conversion of shareholder advance to equity	$-	$450,000
Net noncash liabilities assumed in reverse merger	$-	$613,902
Reclassification for liability associated with unauthorized, unissued shares to be issued	$(24,717)	$-
Reclassification for liability associated with unauthorized, unissued shares issued	$155,933	$-
Cash paid for interest	$4,500	$120,250

See accompanying notes to consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
(Formerly Insignia Solutions, PLC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BACKGROUND

On December 14, 2009, America’s Suppliers, Inc., a Delaware corporation (“ASI” or the “Company”), became the holding company of Insignia Solutions plc, a public limited company incorporated in England and Wales (“Insignia”), pursuant to a scheme of arrangement under Section 897 of the UK Companies Act of 2006 that was approved by the Insignia stockholders on November 30, 2009 and the High Court of Justice in England and Wales on December 14, 2009 (the “Scheme of Arrangement”).  Pursuant to the Scheme of Arrangement, every ordinary share, 1 pence par value per share, of Insignia (the “Ordinary Shares”) was exchanged and cancelled at a ratio of ten Ordinary Shares for one share of common stock, $0.001 par value per share (the “Common Stock”), of ASI (the “Exchange Ratio”).  All data for common stock, options and warrants have been adjusted to reflect the one-for-ten reverse split for all periods presented. In addition, all common stock prices and per share data for all periods presented have been adjusted to reflect the one-for-ten reverse stock split.  Insignia is now a wholly-owned subsidiary of ASI.

Insignia commenced operations in 1986 and until April 2007 developed, marketed and supported Mobile Device Management (“MDM”) software technologies that enable mobile operators and phone manufacturers to configure, update and upgrade mobile devices using standard over-the-air data networks.

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

•
DDI Inc. merged with Jeode, Inc., a Delaware corporation and a wholly-owned subsidiary of Insignia, whereby DDI Inc. was the surviving corporation and a wholly-owned subsidiary of Insignia and Insignia issued 7,333,333 American Depository Receipts (“ADSs”), which were common stock equivalents of Insignia in exchange for all of the outstanding common stock of DDI Inc.

•	The combined entity issued 768,292 ADSs to a new investor in exchange for $550,000 and the conversion of a note payable of $450,000.

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

The consolidated financial statements set forth herein include the accounts and results of ASI, DDI Inc. and the results of Insignia and its subsidiaries beginning with the date of acquisition of the Merger (collectively the “Company”).  Because DDI Inc. is the accounting acquirer in the Merger, all historical financial information for periods prior to June 23, 2008 are those of DDI Inc. and do not reflect the activities of Insignia.  All intercompany amounts are eliminated in consolidation.

Certain reclassifications have been made to prior period reported amounts to conform to current year presentation.

NOTE 2: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a recent history of negative cash flow generated from operations and an accumulated deficit at December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.

Short Term Investments

Short term investments consist principally of certificates of deposits (“CDs”) with original maturities more than three months.  The Company invests in CDs issued by domestic banks and, at times, may exceed federally insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s sales. Trade receivables are carried at their estimated collectible amounts and generally consist of amounts due from credit card transactions.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and prior history of uncollected accounts receivable. The allowance for doubtful accounts at December 31, 2009 and 2008 was $0 as the Company expected to collect substantially all amounts due. Bad debt expense for the years ended December 31, 2009 and 2008 was $7,481 and $0, respectively.

The Company follows the allowance method of recognizing sales returns. The allowance method recognizes sales returns as a percentage of sales based on a prior history of sales returns. The allowance for sales returns at December 31, 2009 and 2008 was $17,601. Sales returns expense for the years ended December 31, 2009 and 2008 was $96,838 and $66,832, respectively.

Inventory

Substantially all of the Company’s sales orders are shipped directly from the Company’s vendors. Accordingly, such inventory is not reflected on the consolidated financial statements at December 31, 2009 and 2008, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the assets' useful lives or lease terms. Depreciation and amortization expense was $56,277 and $43,320 for the years ended December 31, 2009 and 2008, respectively.

The Company capitalizes website development costs in accordance with the provisions of Accounting Standards Codification (“ASC”). Generally, the Company capitalizes costs incurred to develop its website applications and infrastructure. Capitalized website development costs totaled $54,068 and $52,987 for the years ended December 31, 2009 and 2008, respectively.

Long-lived Assets

In accordance with ASC 360-10, which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company evaluates its long-lived assets for impairment annually whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. The Company recognized no impairment loss at December 31, 2009 or 2008.

Convertible Debt

The Company has issued convertible instruments, which contained embedded conversion features. The Company has evaluated the application of the provisions of ASC 815-15 to its embedded conversion feature within its convertible debt instruments. The Company has determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability.

The Company evaluated the conversion feature under ASC 470-20 for a beneficial conversion feature at inception. The effective conversion price was then computed based on the allocation of the proceeds to the convertible debt to determine if a beneficial conversion feature exists. The effective conversion price was compared to the market price on the date of the original note and was deemed to be less than the market value of the Company’s stock at the inception of the note. A beneficial conversion feature was recognized and gave rise to a debt discount that is amortized over the stated maturity of the convertible debt instrument or the earliest potential conversion date.

Deferred Rent

The Company is a lessee under an operating lease with escalating lease payments (see Note 7).  In accordance with the provisions of ASC 840, rent expense is recognized on a straight line basis over the life of lease.  Deferred rent was $5,815 and $4,652 at December 31, 2009 and 2008, respectively, and is included in other current liabilities in the accompanying consolidated balance sheets.

Revenue Recognition

Revenue is recognized when the four criteria for revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) shipment or delivery has occurred; (3) the price is fixed or determinable and (4) collectability is reasonably assured.    Cash payments received in advance of product shipment are deferred as reflected as a deferred revenue liability in the accompanying consolidated balance sheets.  Allowances for sales returns and discounts are recorded as a component of net sales in the period the allowances are recognized.

All amounts billed to customers for shipping and handling costs are included in net revenues in the consolidated statement of operations.  Actual shipping costs incurred are reflected as a component of cost of sales in the accompanying consolidated statements of operations.  Total shipping expense included in cost of sales was $1,519,170 and $1,661,517 for 2009 and 2008, respectively.

The Company has evaluated the provisions of ASC 605-45 regarding reporting revenue gross as a principal or net as an agent, noting that the task force determined that it is a matter of judgment and a preponderance of the evidence as to whether a company satisfies the gross versus net indicators.  As a result of its analysis, the Company has determined that it qualifies for “gross” revenue recognition.

Advertising revenue is recognized as the service is provided on our website in accordance with the terms of the advertising arrangement.

Advertising

The Company’s advertising activities consist of telemarketing, search engine optimization; Internet based advertising and other advertising activities.  The Company expenses advertising costs as incurred.  Advertising expense was $845,875 and $833,696 for  2009 and 2008, respectively.

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

As the total number of ordinary shares to be issued exceeded the authorized number of ordinary shares at December 31, 2008, the Company recognized a liability of $134,252 at December 31, 2008 for the fair value of unauthorized, unissued shares based on the quoted market prices available at the date of the legal commitment.  The fair value of the liability for unauthorized, unissued shares was recorded at market value as of December 31, 2008, and corresponding gains of $3,036 and $207,337 have been recognized due to changes in the fair value of the liability during the years ended December 31, 2009 and 2008.  The Company issued all remaining shares to be issued during 2009.  This unissued shares liability was reclassified to equity in 2009 due to the authorized share increase and reverse stock split.

Stock- Based Compensation

Effective January 1, 2006, the Company adopted the provisions of ASC 718, and accounts for equity-based compensation cost as measured at the grant date based on the fair value of the award.  The Company elected the modified-prospective method upon the adoption of ASC 718.

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

Recently Issued Accounting Pronouncements

In May 2009, the FASB amended ASC 855, “Subsequent Events” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The changes to ASC 855 were effective for fiscal periods ending after June 15, 2009.  The adoption of the changes in ASC 855 did not have a material effect on our consolidated financial statements.

NOTE 4: EARNINGS PER SHARE

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted income (loss) per share reflects potential dilution from the exercise or conversion of securities into common stock. The effects of certain stock options and warrants are excluded from the determination of the weighted average common shares outstanding for diluted income per share in each of the periods presented as the effects were antidilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s common stock.

Net income (loss)	$(848,808)	$102,996

Basic weighted average common shares outstanding	12,889,428	7,386,012
Add incremental shares for:
Stock options	-	-
Warrants	-	297,509
Diluted weighted average common shares outstanding	12,889,428	7,683,521

Net income (loss) per share:
Basic	$(0.07)	$0.01
Diluted	$(0.07)	$0.01

NOTE 5:  PROPERTY AND EQUIPMENT

The following table sets forth information with respect to property and equipment at December 31, 2009 and 2008:

	2009	2008

Software and website development costs	$227,709	$102,785
Computer equipment	151,162	109,147
Leasehold improvements	36,890	33,844
	415,761	245,776
Less: accumulated depreciation
and amortization	(141,410)	(85,135)
	$274,351	$160,641

NOTE 6: NOTES PAYABLE

At December 31, 2009 and 2008, the Company had $0 debt outstanding.

During 2008, the Company engaged in the following debt-related activities:

•	Converted $6,256,046 of convertible and other notes payable into 5,185,576 common shares;
•	Recognized a gain of $1,113,849 related to the debt conversion associated with non-related party debt;
•	Issued 345,731 common shares in satisfaction of $450,000 shareholder advance;
•	Received $67,500 from new debt issuance; and
•	Repaid $865,000 of notes payable.

The Company had several convertible notes outstanding during 2008, a few of which were issued together with detachable options.  The allocation of a portion of the proceeds to the conversion features and the options gave rise to the recognition of a debt discount on these notes.  The Company allocated $1,990,193 of proceeds to the options and beneficial conversion feature based on the guidance set forth in Emerging Issues Task Force (EITF) Nos 98-5 and 00-27.  These debt discounts are recognized on a straight-line basis over the respective life of each of note.  During the year ended December 31, 2008 the Company recognized an aggregate of $12,479, of additional interest expense associated with the amortization of debt discount.

Gain on 2008 Debt Conversion

Prior to the Merger, the Company was unable to repay its existing debt obligations, many of its notes were past due, and management was unable to obtain additional financing.  Consequently, management entered into an agreement with the debt holders to convert all existing debt and accrued interest into equity.

In accordance with the provisions of ASC 310 and 470, the Company has recognized a gain of $1,113,849 ($0.15 per share on a basic $0.14 per share on a diluted basis) on such restructuring transactions with non-related parties based on the difference between the carrying value of the debt of $1,298,198 and the fair value of the equity securities issued of $184,349.  No gain or loss was recognized on restructuring transactions with related parties.

Line of Credit

The Company has a $150,000 revolving line of credit with a financial institution and during 2009, the Company repaid all borrowed amounts under the terms thereof.  At December 31, 2009, the balance outstanding on the line of credit was $0.   Interest payments are due monthly at an annual rate of 6%.  The line of credit has no stated maturity date.

NOTE 7:  LEASES

Operating Leases

The Company leases office space in Scottsdale, Arizona under an operating lease that expires in 2011.  Rent expense under these leases totaled $124,782 and $123,280 for 2009 and 2008, respectively.

In 2006, Insignia entered into a sub-lease agreement for its UK office in High Wycombe, United Kingdom with Norwest Holt Limited.  The original lease was signed in 1998 for a term of 15 years at an annual rent of 105,000 British Pounds, subject to periodic price adjustments.

In 2008, the Company entered into an operating lease of its phone systems.  Lease expense for each of the years ended December 31, 2009 and 2008 was $14,199.

Future minimum annual lease payments under the operating lease agreements are as follows for each of the years ended December 31:

2010	295,091
2011	275,552
2012	166,228
2013	88,684
2014	-
Thereafter	-
Total	$825,555

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

The following sets forth a summary of stock options:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2007	736,023	$2.28
Grants	278,836	9.00
Forfeitures	(403,919)	6.70
Exercises	-	-

Outstanding at December 31, 2008	610,940	$2.28
Grants	-	-
Forfeitures	(36,164)	2.28
Exercises	-	-

Outstanding at December 31, 2009	574,776	$2.28	2.0

Exerciseable at December 31, 2009	574,776	$2.28	2.0

Due to the effects of the recapitalization, the above tables reflect the historical options of the Company.  Options that were outstanding at December 31, 2007 (totaling 736,023) represent options issued as replacement options for outstanding options in the Company.  The Company recognizes expense based on the grant date fair value of such awards, and records such expense a straight-line basis over the requisite service period.  Stock-based compensation associated with stock options was $0 and $137,505 for the years ended December 31, 2009 and 2008, respectively, and is included as general and administrative expenses in the accompanying statements of operations for the years then ended. At December 31, 2009 and 2008, the Company has an aggregate of $0 of unrecognized stock compensation expense (net of estimated forfeitures) that will be recognized over their respective vesting periods.

The options have no intrinsic value as of December 31, 2009.

NOTE 9:  RESTRICTED STOCK

On February 25, 2009, the Company granted of an aggregate of 1,475,636 common shares with a fair value of $47,220 vesting as follows:
•	Twenty percent at the date of grant;
•
Twenty percent following the first anniversary of the date of grant conditional upon the achievement of a closing price not less than $0.60 and daily volume of 5,000 shares for 25 days of the 30 day period immediately prior to the anniversary date;

•
Thirty percent following the second anniversary of the date of grant conditional upon the achievement of a closing price not less than $1.00 and daily volume of 5,000 shares for 25 days of the 30 day period immediately prior to the anniversary date; and

•
Thirty percent following the third anniversary of the date of grant conditional upon the achievement of a closing price not less than $1.50 and daily volume of 5,000 shares for 25 days of the 30 day period immediately prior to the anniversary date.

At December 31, 2009 the Company included 295,127 shares as outstanding in connection with the grants described above and recognized stock based compensation of $34,677 for the year then ended based on the vesting schedule and requisite service period.

NOTE 10:  WARRANTS

The following table summarizes warrants outstanding:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2007	-	$-
Grants	1,707,447	$1.46
Forfeitures	-	-
Exercises	-	-

Outstanding at December 31, 2008	1,707,447	$1.46
Grants	-	-
Forfeitures	-	-
Exercises	-	-

Outstanding at December 31, 2009	1,707,447	$1.46	2.7

Exerciseable at December 31, 2009	1,707,447	$1.46	2.7

The Company had the following warrant activity during  2008:

•
Warrants to purchase 434,819 shares that represent existing pre-Merger outstanding warrants that are reflected as grants as of the date of Merger. As these represent existing outstanding awards for which the requisite service period has already been rendered, no compensation expense has been recorded during 2008.

•
Warrants to purchase 855,145 shares at an exercise price of $0.10 per share that were granted to the Company’s Chairman in connection with Merger related service. All warrants were fully vested at the date of grant. The Company recorded stock based compensation expense of $115,445 during 2008 associated with this award based on the following assumptions used in the Black Scholes model:

O	Stock price: $0.02
O	Volatility : 58%
O	Expected life: 5 years
O	Risk free rate: 3.5%
•
Warrants to purchase 360,387 shares at an exercise price of $1.30 per share that were granted to an investment bank for Merger related services. As these amounts were consideration associated with the recapitalization, they were recorded as a part of the recapitalization accounting and no expense was recognized during 2008.

•
Warrants to purchase 57,096 shares at an exercise price of $1.20 per share that were granted to an investment bank for Merger related services. As these amounts were consideration associated with the recapitalization, they were recorded as part of the recapitalization accounting and no expense was recognized during 2008.

All warrants granted during 2008 are immediately vested.  All pre-Merger outstanding warrants expire between February 2010 and December 2010, and the warrants granted for Merger related services expire on June 23, 2013.

The warrants have no intrinsic value as of December 31, 2009.

NOTE 11:  INCOME TAXES

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

	As of December 31,
	2009	2008

Net operating losses	$714,000	$436,000
Less: valuation allowance	(714,000)	(436,000)

Net tax benefit	$0	$0

Net operating losses of $1,064,371 expire in 2028 with the balance expiring in 2029.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

From time to time, the Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, and results of operations, cash flows or liquidity.

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

NOTE 15:  SUBSEQUENT EVENTS

The Company evaluated subsequent events through March 19, 2010.  There were no subsequent events.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger By and Among Insignia Solutions plc, Jeode Inc. and DollarDays International, Inc (33)

2.2(34)	Scheme of Arrangement, whereas America’s Suppliers, Inc., a Delaware corporation became the holding company of Insignia Solutions plc, a public limited company incorporated in England and Wales.

3.02(1)	Registrant’s Articles of Association.

3.04(1)	Registrant’s Memorandum of Association.

4.01(1)	Form of Specimen Certificate for Registrant’s Ordinary Shares.

4.02(2)	Deposit Agreement between Registrant and The Bank of New York.

4.03(2)	Form of American Depositary Receipt (included in Exhibit 4.02).

4.04(3)	American Depositary Shares Purchase Agreement dated January 5, 2004.

4.05(3)	Registration Rights Agreement dated January 5, 2004.

4.06(3)	Form of Warrant to Purchase American Depositary Shares dated January 5, 2004 and issued to the purchasers of American Depositary Shares.

4.07(3)	Form of Warrant to Purchase American Depositary Shares dated January 5, 2004 and issued to the principals of Nash Fitzwilliams, Ltd., as placement agent.

4.08(32)	Warrant dated February 10, 2005 (reissued on March 15, 2006) and issued to Fusion Capital Fund II, LLC.

4.09(32)	Warrant dated November 4, 2005 (reissued on March 15, 2006) and issued to Fusion Capital Fund II, LLC.

4.10(32)
Form of Warrant to Purchase American Depositary Shares dated July 18, 2005, issued to certain investors pursuant to the American Depositary Shares Purchase Agreement between the Registrant and the Purchasers, as defined therein, dated October 18, 2004.

10.01(1)	Registrant’s 1986 Executive Share Option Scheme, as amended, and related documents.

10.02(1)	Registrant’s 1988 U.S. Stock Option Plan, as amended, and related documents.

10.03(5)	Registrant’s 1995 Incentive Stock Option Plan for U.S. Employees and related documents, as amended.

10.04(35)	Registrant’s 2009 Long-Term Incentive Plan.

10.05(1)	Insignia Solutions Inc. 401(k) Plan.

10.06(1)	Registrant’s Small Self-Administered Pension Plan Definitive Deed and Rules.

10.14(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.28(6)	Registrant’s U.K. Employee Share Option Scheme 1996, as amended.

10.38(7)	Lease Agreement between Insignia Solutions, Inc. and Lincoln-Whitehall Pacific, LLC, dated December 22, 1997.

10.42(5)	Registrant’s 1995 Employee Share Purchase Plan, as amended.

10.44(8)	Lease agreement between Registrant and Comland Industrial and Commercial Properties Limited dated August 12, 1998 for the Apollo House premises and the Saturn House premises.

10.62(9)	Warrant Agreement, dated as of November 24, 2000, between Registrant and Jefferies & Company, Inc.

10.63(10)	Form of ADSs Purchase Warrant issued November 24, 2000.

10.64(11)	ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated November 24, 2000.

10.67(12)	Warrant Agreement, dated as of February 12, 2001, between Registrant and Jefferies & Company, Inc.

10.68(13)	Form of ADSs Purchase Warrant issued February 12, 2001.

10.69(14)	ADSs Purchase Warrant issued to Jefferies & Company, Inc., dated February 12, 2001.

10.85(15)*	Warrant Agreement between the Registrant and International Business Machines Corporation dated November 24, 2003.

10.87(16)	American Depositary Shares Purchase Agreement between the Registrant and the Purchasers, as defined therein, dated October 18, 2004 (the “October 2004 ADS Purchase Agreement”).

10.88(16)	Form of Warrant issued to Purchasers, as defined in the October 2004 ADS Purchase Agreement.

10.89(16)	Registration Rights Agreement between the Registrant and the Purchasers, as defined in the October 2004 ADS Purchase Agreement, dated October 18, 2004.

10.90(17)	Stock Purchase and Sale Agreement dated February 9, 2005 between, among others, the Registrant, Kenora Ltd and the Sellers (as defined therein).

10.91(18)	Securities Subscription Agreement by and between the Registrant and Fusion Capital Fund II, LLC dated February 10, 2005.

10.92(18)	Registration Rights Agreement by and between the Registrant and Fusion Capital Fund II, LLC dated February 10, 2005.

10.93(18)	Warrant, dated as of February 10, 2005, by and between the Registrant and Fusion Capital Fund II, LLC.

10.94(18)	Warrant, dated as of February 10, 2005, by and between the Registrant and Fusion Capital Fund II, LLC.

10.96(19)	Termination and Waiver Agreement dated June 30, 2004 between the Registrant and Esmertec A.G.

10.97(20)	Registration Rights Agreement, dated March 16, 2005, between the Registrant, Noel Mulkeen and Anders Furehed.

10.98(21)	Agreement, dated May 21, 2005, amending the Securities Subscription Agreement by and between the Registrant and Fusion Capital Fund II, LLC dated February 10, 2005 and related warrants.

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

(1)	Incorporated by reference to the exhibit of the same number from Registrant’s Registration Statement on Form F-1 (File No. 33-98230) declared effective by the Commission on November 13, 1995.

(2)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(3)	Incorporated by reference to the exhibit of the same number from Registrant’s Registration Statement on Form S-3 (File No. 333-112607) filed on February 9, 2004.

(4)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(5)	Incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(6)	Incorporated by reference to Exhibit 4.05 from Registrant’s Registration Statement on Form S-8 (File No. 333-51760) filed on December 13, 2000.

(7)	Incorporated by reference to the exhibit of the same number from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(8)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(9)	Incorporated by reference to Exhibit 10.53 from Registrant’s Current Report on Form 8-K filed on November 29, 2000.

(10)	Incorporated by reference to Exhibit 4.11 from Registrant’s Current Report on Form 8-K filed on November 29, 2000.

(11)	Incorporated by reference to Exhibit 4.12 from Registrant’s Current Report on Form 8-K filed on November 29, 2000.

(12)	Incorporated by reference to Exhibit 10.55 from Registrant’s Current Report on Form 8-K filed on February 15, 2001.

(13)	Incorporated by reference to Exhibit 4.13 from Registrant’s Current Report on Form 8-K filed on February 15, 2001.

(14)	Incorporated by reference to Exhibit 4.14 from Registrant’s Current Report on Form 8-K filed on February 15, 2001.

(15)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(16)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on October 22, 2004.

(17)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on February 10, 2005 (Items 1.01 and 9.01).

(18)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on February 10, 2005 (Items 1.01, 1.02 and 9.01).

(19)	Incorporated by reference to Exhibit 10.87 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(20)	Incorporated by reference to the exhibit of the same number from Registrant’s Current Report on Form 8-K filed on March 22, 2005, as amended on July 1, 2005.

(21)	Incorporated by reference to Exhibit 10.97 from Registrant’s Current Report on Form 8-K filed on May 20, 2005.

(22)	Incorporated by reference to Exhibit 10.01 from Registrant’s Current Report on Form 8-K filed on July 7, 2005.

(23)	Incorporated by reference to Exhibit 10.02 from Registrant’s Current Report on Form 8-K filed on July 7, 2005.

(24)	Incorporated by reference to Exhibit 10.03 from Registrant’s Current Report on Form 8-K filed on July 7, 2005.

(25)	Incorporated by reference to Exhibit 10.04 from Registrant’s Current Report on Form 8-K filed on July 7, 2005.

(26)	Incorporated by reference to Exhibit 10.01 from Registrant’s Current Report on Form 8-K filed on September 7, 2005.

(27)	Incorporated by reference to Exhibit 10.01 from Registrant’s Current Report on Form 8-K filed on December 12, 2005.

(28)	Incorporated by reference to Exhibit 10.01 from Registrant’s Current Report on Form 8-K filed on January 4, 2006.

(29)	Incorporated by reference to Exhibit 10.02 from Registrant’s Current Report on Form 8-K filed on January 4, 2006.

(30)	Incorporated by reference to Exhibit 10.03 from Registrant’s Current Report on Form 8-K filed on January 4, 2006.

(31)	Incorporated by reference to the exhibit of the same number from Registrant’s Registration Statement on Form S-1 filed on February 14, 2006.

(32)	Incorporated by reference to the exhibit of the same number from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on July 7, 2006.

(33)	Incorporated by reference to exhibit 2.1 from Registrant’s Current Report on Form 8-K filed on March 18, 2009.

(34)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on December 10, 2009.

(35)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2009.