Form 10-Q
period 2010-03-31
America's Suppliers, Inc.
filed 2010-05-14
CIK 1002390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-27012

AMERICA’S SUPPLIERS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	27-1445090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7575 E. Redfield Road Suite 201 Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

(480) 922-8155
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,925,348 shares of common stock as of May 11, 2010.

AMERICA’S SUPPLIERS, INC.

ii

PART I – FINANCIAL INFORMATION

Forward-Looking Information

Unless otherwise indicated, the terms “America’s Suppliers,” “ASI,” “Insignia Solutions plc,” “Insignia,” the “Company,” “we,” “us,” and “our” refer to America’s Suppliers, Inc. and its subsidiaries. In this Quarterly Report on Form 10-Q, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the forward-looking information. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Item 1.   Financial Statements.

AMERICA’S SUPPLIERS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2010	2009

Assets

Cash and cash equivalents	$150,520	$78,095
Certificates of deposit	500,000	785,000
Accounts receivable, net	125,012	68,107
Prepaid expenses and other current assets	60,123	75,129
Total current assets	835,655	1,006,331
Property and equipment, net	305,931	274,351
Investment in Business Calcium	69,545	-
Deposits and other assets	32,254	32,251
Total assets	$1,243,385	$1,312,933

Liabilities and Deficit

Accounts payable	$1,067,832	$1,037,780
Accrued expenses	490,516	614,831
Deferred revenue	10,832	16,243
Other liabilities	5,466	5,815
Total current liabilities	1,574,646	1,674,669

ASI shareholders' deficit:
Preferred shares, $0.001 par value, 1,000,000 shares authorized, no shares outstanding at March 31, 2010 and December 31, 2009	-	-
Ordinary shares, $0.001 par value, 50,000,000 shares authorized, 12,925,348 shares outstanding at March 31, 2010 and December 31, 2009, respectively	12,925	12,925
Additional paid in capital	6,577,173	6,574,345
Accumulated deficit	(6,926,755)	(6,949,006)
Total ASI shareholders' deficit	(336,657)	(361,736)
Noncontrolling interest	5,396	-
Total deficit	(331,261)	(361,736)

Total liabilities and deficit	$1,243,385	$1,312,933

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2010	2009

Net revenues	$3,199,464	$2,574,545
Advertising revenue	42,088	45,154
Cost of goods sold	2,149,600	1,700,279
Gross profit	1,091,952	919,420
Operating expenses:
Sales and marketing	609,043	563,664
General and administrative	458,343	496,633

Total operating expenses	1,067,386	1,060,297

Operating income (loss):	24,566	(140,877)
Other income (expense):
Loss from equity investment	(7,459)	-
Mark to market gains on liability for unauthorized shares	-	3,036
Other revenue	1,353	35,789

Total other income	(6,106)	38,825

Net income (loss)	18,460	(102,052)
Less: net loss attributable to noncontrolling interest	(3,791)	-

Net income (loss) attributable to America's Suppliers, Inc.	$22,251	$(102,052)

Net income (loss) per share:
Basic	$-	$(0.01)
Diluted	$-	$(0.01)

Weighted average common shares outstanding
Basic	12,925,348	12,784,898
Diluted	12,925,348	12,784,898

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31
	2010	2009
Cash flows from operating activities:

Net income (loss)	$22,251	$(102,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from equity investment	7,459	-
Mark to market gains /losses on liability for unauthorized shares	-	(3,036)
Loss attributable to noncontrolling interest	(3,791)	-
Depreciation and amortization	18,941	12,822
Bad debt expense	16	813
Stock-based compensation	2,828	24,717
Changes in assets and liabilities:
Accounts receivable	(56,921)	33,225
Prepaid and other current assets	15,006	(5,252)
Deposits and other assets	(3)	10,000
Accounts payable	30,052	34,775
Accrued expenses	(124,315)	(389,612)
Deferred revenue	(5,411)	13,293
Other liabilities	(349)	1,250
Net cash used in operating activities	(94,237)	(369,057)

Cash flows from investing activities:
Maturities (purchases) of certificates of deposits	285,000	407,869
Investment in Business Calcium	(67,817)	-
Purchases of equipment and website development costs	(50,521)	(26,713)
Net cash provided by investing activities	166,662	381,156

Cash flows from financing activities:
Proceeds from line of credit	-	150,000
Shares repurchased from converted debtholders	-	(65,212)
Net cash (used in) provided by financing activities	-	84,788

Change in cash and cash equivalents	72,425	96,887

Cash and cash equivalents, beginning of period	78,095	20,836

Cash and cash equivalents, end of period	$150,520	$117,723

Supplemental cash flow disclosures:
Reclassification for liability associated with unauthorized, unissued shares to be issued	$-	$(24,717)
Cash paid for interest	$-	$-

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 1: Organization and Basis of Presentation

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

DollarDays International, Inc. (“DDI Inc.), our wholly owned subsidiary, is an Internet based wholesaler of general merchandise to small independent resellers through its website www.DollarDays.com. Orders are placed by customers through the website where, upon successful payment, the merchandise is shipped directly from the vendors’ warehouses.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2009 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

In the fourth quarter of fiscal 2009, the Company conducted a 1 for 10 reverse stock split. All share and per share amounts have been retroactively restated to reflect this change.

Certain reclassifications have been made to prior period reported amounts to conform to current year presentation.

Noncontrolling Interest and Investment in Business Calcium

In December 2009, the Company entered into a series of agreements to develop WowMyUniverse.com, Inc. (“Wow”), a retail online business to sell directly to consumers, and Business Calcium, Inc. (“Business Calcium”), a website-development company. Under these agreements, the Company is obligated to pay an aggregate of $260,000 beginning in January 2010 in exchange for a 25% equity interest in Business Calcium and a 90% interest in Wow. These entities are each newly formed and had no assets or liabilities as of the date of the agreements. An aggregate of $135,000 has been paid as of March 31, 2010.

As part of these agreements, Business Calcium owns the remaining 10% interest in Wow. Business Calcium has a put option which, if exercised, would require the Company to repurchase this 10% interest in Wow in exchange for a cash payment equal to 5.7 times Wow’s trailing twelve month EBITDA. This put option is exerciseable in December 2011. At March 31, 2010, the Company has assigned a fair value of $0 to this instrument based on the current operating performance of Wow.

The Company has accounted for its investment in Business Calcium using the equity method of accounting for investments. The Company contributed an aggregate of $77,004 for its investment in Business Calcium (which includes $9,187 that Business Calcium’s invested in Wow for its 10% ownership stake). Because the other shareholder is not obligated to contribute any funding to Business Calcium, the Company had a difference between its investment and its proportionate interest in the net assets of Business Calcium of $57,753 which is accounted for as equity-method goodwill and carried as part of the investment in Business Calcium on the accompanying consolidated balance sheet at March 31, 2010. At March 31, 2010, Business Calcium had assets of $37,981, consisting of $28,879 of cash and $9,102 of equipment.

The Company is accounting for Wow as a consolidated subsidiary and is reflecting Business Calcium’s ownership interest in Wow as a noncontrolling interest in the accompanying consolidated financial statements as of and for the three months ended March 31, 2010. During the three months ended March 31, 2010, Wow incurred net operating losses of $37,907, which reflect operating activities which began in January 2010. No revenues were generated by Wow during the three months ended March 31, 2010. At March 31, 2010, Wow had assets of $53,963 consisting of $5,000 of cash and $48,963 of capitalized website development costs which are included as part of the consolidated balance sheets. At March 31, 2010, the noncontrolling interest balance was $5,396 which consisted of $9,187 of the original 10% investment from Business Calcium and partially offset by an allocated loss of $3,791 from Wow’s operation to Business Calcium for the three months ended March 31, 2010.

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

Note 3: Property and Equipment

The following table sets forth information with respect to property and equipment at March 31, 2010:

	March 31,	December 31,
	2010	2009

Software and website development costs	$276,605	$227,709
Computer equipment	152,789	151,162
Leasehold improvements	36,890	36,890
	466,284	415,761
Less: accumulated depreciation and amortization	(160,353)	(141,410)
	$305,931	$274,351

Note 4: Line of Credit

The Company has a $150,000 revolving line of credit with a financial institution. At March 31, 2010 and December 31, 2009, the balance outstanding on the line of credit was $0. Interest payments are due monthly at an annual rate of 6%. The line of credit has no stated maturity date.

Note 5: Commitments and Contingencies

Litigation

From time to time, the Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, and results of operations, cash flows or liquidity.

Operating Leases

We lease certain offices, facilities, and equipment under non-cancellable operating leases expiring at various dates through 2013. The Company has the following future commitments under non-cancelable operating leases as of March 31, 2010.

2010	221,318
2011	275,552
2012	166,228
2013	88,684
2014	-
Thereafter	-
Total	$751,782

Other Commitments

At March 31, 2010, the Company owed an aggregate of $125,000 under the agreements to acquire Wow and Business Calcium described in Note 1. The Company also has an obligation to repurchase Business Calcium’s interest in Wow in December 2011 subject to the exercise of a put option held by Business Calcium as described in Note 1.

Note 6: Common Stock

Prior to December 14, 2009, the Company’s stockholders held American Depositary Shares (“ADSs”), each representing one ordinary share of 1 pence (UK) nominal value.  On December 14, 2009, ASI became the holding company of Insignia pursuant to a scheme of arrangement under Section 897 of the UK Companies Act of 2006 that was approved by the Insignia stockholders on November 30, 2009 and the High Court of Justice in England and Wales on December 14, 2009.  Pursuant to the Scheme of Arrangement, every Ordinary Share of Insignia was exchanged and cancelled at a ratio of ten Ordinary Shares for one share of Common Stock of ASI.  As a result of the Scheme of Arrangement, the ASI shares are now quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the trading symbol “AASL”, and the Insignia ADSs were cancelled on the Pink Sheets.  All outstanding share amounts in this Report on Form 10-Q have been restated to reflect the exchange.

Note 7: Stock Options

The Company has historically granted stock options to certain vendors and employees as well as in connection with certain financing transactions. There have been no grants under the Company’s stock option plans since 2006.

All stock compensation expense related to outstanding options has been recognized prior to December 31, 2008. The Company has a total of 523,505 options outstanding as of March 31, 2010, which have no intrinsic value as of that date.

The following table summarizes the Company’s stock option activity:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2009	574,776	$2.28
Grants	-	-
Forfeitures	(51,271)	5.17
Exercises	-	-

Outstanding at March 31, 2010	523,505	$2.00	2.0

Exerciseable at March 31, 2010	523,505	$2.00	2.0

Note 8: Warrants

The following table summarizes warrant activity for the three months ended March 31, 2010:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2009	1,707,447	$1.46
Grants	-	-
Forfeitures	(132,582)	4.03
Exercises	-	-

Outstanding at March 31, 2010	1,574,865	$1.25	2.7

Exerciseable at March 31, 2010	1,574,865	$1.25	2.7

Note 9: Restricted Stock

On February 25, 2009, the Company granted of an aggregate of 1,475,636 common shares with a fair value of $47,220 vesting as follows:

•	20% vest immediately.
•
20% of shares granted vest on or after February 25, 2010 if price per share equals or exceeds $0.60 and trading volume is at least 5,000 shares per day for 25 of 30 consecutive days in a trading period.

•
30% of shares granted vest on or after February 25, 2011 if price per share equals or exceeds $1.00 and trading volume is at least 5,000 shares per day for 25 of 30 consecutive days in a trading period.

•
30% of shares granted vest on or after February 25, 2012 if price per share equals or exceeds $1.50 and trading volume is at least 5,000 shares per day for 25 of 30 consecutive days in a trading period

At March 31, 2010 and 2009, the Company included 295,127 and 295,127 shares, respectively, as outstanding in connection with the grants described above and recognized stock based compensation of $2,828 and $24,717 for the three months then ended based on the vesting schedule and requisite service period. A total of 295,127 of such shares were not issued on the first anniversary, February 25, 2010, since the requirements for grant were not achieved. These shares will vest in the future to the extent that such performance conditions are met.

Note 10: Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company’s operating results, financial position or cash flows.

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). This update amends Subtopic 855-10 and gives a definition to SEC filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 for the period ended March 31, 2010.

In April 2010, the FASB issued ASU No. 2010-12, Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (ASU 2010-12). This update clarifies questions surrounding the accounting implications of the different signing dates of the Health Care and Education Reconciliation Act (signed March 30, 2010) and the Patient Protection and Affordable Care Act (signed March 23, 2010). ASU 2010-12 states that the FASB and the Office of the Chief Accountant at the SEC would not be opposed to view the two Acts together for accounting purposes. The Company is currently assessing the impact, if any, the adoption of ASU 2010-12 will have on the Company’s disclosures, operating results, financial position and cash flows.

Note 11: Net Income (Loss) Per Share

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted loss per share reflects potential dilution from the exercise or conversion of securities into common stock. The effects of certain stock options and warrants are excluded from the determination of the weighted average common shares outstanding for diluted income per share in each of the periods presented as the effects were antidilutive, as the exercise price for the outstanding instruments exceeded the average market price for the Company’s common stock.

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2010	2009

Stock options	523,505	581,526
Warrants	1,574,865	1,707,447

An aggregate of 1,180,509 shares of unvested restricted stock were excluded from the computation of diluted earnings per share as these shares are subject to market performance conditions that were not met as of March 31, 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.  The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.  This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010.

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

Our website has a registered base of approximately 1.5 million small businesses and receives approximately 2 million monthly page views. We receive an average of approximately 3,000 orders per month. Our target audience is smaller businesses.

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

New Business Ventures

In December 2009, we entered into a series of agreements to develop WowMyUniverse.com, Inc. (“Wow”), a retail online business to sell directly to consumers, and Business Calcium, Inc. (“Business Calcium”), a website development company. Under these agreements, we are obligated to pay an aggregate of $260,000 beginning in January 2010 in exchange for a 25% equity interest in Business Calcium and a 90% interest in Wow.  An aggregate of $135,000 has been paid as of March 31, 2010.

As part of these agreements, Business Calcium owns the remaining 10% interest in Wow.  Business Calcium has a put option which, if exercised, would require us to repurchase this 10% interest in Wow in exchange for a cash payment equal to 5.7 times Wow’s trailing twelve month EBITDA.  This put option is exercisable at December 2011.  At March 31, 2010, we assigned a fair value of $0 to this instrument based on the current operating performance of Wow.

During the three months ended March 31, 2010, Business Calcium and Wow incurred net operating losses of $29,837 and $37,907, respectively, as these entities are in the development stage and have yet to generate revenues.  Business Calcium is accounted for as an equity-method investment and our proportionate share of their losses were $7,459 which is reflected in other income (expense) in the accompanying consolidated income statement.  Wow is accounted for as a consolidated subsidiary,  and the noncontrolling interest in Wow’s losses were $3,791 for the three months ended March 31, 2010.

Results of Operations

Net Revenues

Three months ended March 31,	Net Revenues	Change from Prior Year	Percent Change from Prior Year

2010	$3,199,464	$624,919	24.3%
2009	$2,574,545

Net revenues increased for three months ended March 31, 2010 as compared to the three months ended March 31, 2009, as a result of our continuing marketing efforts and increased business development programs.  Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Advertising Revenue

Three months ended March 31,	Advertising Revenue	Change from Prior Year	Percent Change from Prior Year

2010	$42,088	$(3,066)	(6.8)%
2009	$45,154

Advertising revenue decreased during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due to a decline in the number of advertisers on our site.

Cost of Goods Sold

Three months ended March 31,	Cost of Goods Sold	Change from Prior Year	Percent Change from Prior Year

2010	$2,149,600	$449,321	26.4%
2009	$1,700,279

Cost of goods sold increased during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, due primarily to the increase in net revenues as discussed above. Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Sales and Marketing

Three months ended March 31,	Sales and Marketing	Change from Prior Year	Percent Change from Prior Year

2010	$609,043	$45,379	8.1%
2009	$563,664

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users.  Sales and marketing expenses increased in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due to increased efforts to generate revenues through increased pay-per-click advertising, increased search optimization fees, greater shipping promotions, and increased sales personnel.  Additionally, we added new sales associates to drive revenues, which fees are a percentage of the resulting sales.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

Three months ended March 31,	General and Administrative	Change from Prior Year	Percent Change from Prior Year

2010	$458,343	$(38,290)	(7.7)%
2009	$496,633

General and administrative expenses decreased in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due primarily to reduced board fees and cost containment initiatives, partially offset by $37,907 of expenses associated with Wow incurred during the three months ended March 31, 2010.

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Other Income (Loss)

Three months ended March 31,	Other Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2010	$(6,106)	$(44,931)	(115.7)%
2009	$38,825

Other income (loss) for the three months ended March 31, 2010 included $7,459 of losses on our investment in Business Calcium, partially offset by $1,353 of interest income.  Other income (loss) for the three months ended March 31, 2009 consisted of $3,036 of mark-to-market gains on our derivative liability for previously unauthorized shares and $35,789 of interest income on cash balances and short-term investments and other miscellaneous income.

Net Income (Loss)

Three months ended March 31,	Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2010	$22,251	$124,303	121.8%
2009	$(102,052)

Our reduction in our net loss for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is attributable to improved operating efficiencies and improved margins, partially offset by losses incurred by our start-up ventures, Wow and Business Calcium, during the three months ended March 31, 2010.

Liquidity and Capital Resources

Our operating cash outflows were $94,237 for the three months ended March 31, 2010, as compared to $369,057 for the three months ended March 31, 2009, constituting a decrease of cash used in operations of $274,820.    The change in net operating cash outflows is attributable to a decrease in net loss of $124,303, and a decrease in changes in working capital and other operating assets and liabilities of $160,380, partially offset by fewer non-cash charges of $6,072.

 Investing cash inflows for the three months ended March 31, 2010 consisted of $285,000 of cash from the sale of short-term investments, partially offset by a net cash outlay of $67,817 for our investment in Business Calcium (consisting of an aggregate investment of $77,004, of which $9,187 was used for Business Calcium’s investment in Wow, a consolidated entity) and $50,521 of investments in equipment and website development costs to support our business operations and expansion into the consumer marketplace.  Investing cash inflows for the three months ended March 31, 2009 consisted of $407,869 of cash from the sale of short-term investments, partially offset by $26,713 of investments in equipment.

Financing cash outflows were $0 for the three months ended March 31, 2010.  We had financing inflows of $84,788 for the three months ended March 31, 2009 primarily due to proceeds from our line of credit, offset by the  repurchase of shares from certain debtholders in the amount of $65,212.

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

We intend to generate operating cash flows through the growth of our existing business, the improvement of operating margins and by growth through acquisitions.  Although there can be no assurance, management believes such measures will provide enough liquidity to operate our current business and continue as a going concern in the short term.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at March 31, 2010.

Recent Accounting Pronouncements

Readers are directed to Part I, Item I, Note 10 for a detailed discussion of the Recently Adopted Accounting Pronouncements that may be necessary for an understanding of the financial statements as a whole.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4. Controls and Procedures.

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer and principal financial officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report.  Our management, including our principal executive officer and principal financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation as of the end of the period covered by this Quarterly Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.  During the period covered by this Quarterly Report, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Changes In Internal Controls Over Financial Reporting

There have not been any changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ending March 31, 2010, that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Reserved.

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