Form 10-Q
period 2010-06-30
America's Suppliers, Inc.
filed 2010-08-04
CIK 1002390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  14,105,857 shares of common stock as of August 4, 2010.

AMERICA’S SUPPLIERS, INC.

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

Item 1.   Financial Statements.

AMERICA’S SUPPLIERS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2010	2009

Assets

Cash and cash equivalents	$187,455	$78,095
Certificates of deposit	700,000	785,000
Accounts receivable, net	188,260	68,107
Inventory	1,102	-
Prepaid expenses and other current assets	55,515	75,129
Total current assets	1,132,332	1,006,331
Property and equipment, net	352,110	274,351
Investment in Business Calcium	100,778	-
Deposits and other assets	42,257	32,251
Total assets	$1,627,477	$1,312,933

Liabilities and Deficit

Accounts payable	$1,444,344	$1,037,780
Accrued expenses	485,908	614,831
Deferred revenue	12,395	16,243
Other liabilities	5,117	5,815
Total current liabilities	1,947,764	1,674,669

ASI shareholders' deficit:
Preferred shares, $0.001 par value, 1,000,000 shares authorized, no shares outstanding at June 30, 2010 and December 31, 2009	-	-
Ordinary shares, $0.001 par value, 50,000,000 shares authorized, 14,105,857 and 12,925,348 shares outstanding at June 30, 2010 and December 31, 2009, respectively	14,106	12,925
Additional paid in capital	6,577,837	6,574,345
Accumulated deficit	(6,913,274)	(6,949,006)
Total ASI shareholders' deficit	(321,331)	(361,736)
Noncontrolling interest	1,044	-
Total deficit	(320,287)	(361,736)

Total liabilities and deficit	$1,627,477	$1,312,933

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net revenues	$3,557,934	$3,140,282	$6,757,398	$5,714,827
Advertising revenue	70,636	52,669	112,724	97,823
Cost of goods sold	2,336,623	2,082,917	4,486,223	3,783,196
Gross profit	1,291,947	1,110,034	2,383,899	2,029,454
Operating expenses:
Sales and marketing	746,958	702,423	1,355,999	1,266,087
General and administrative	526,429	462,031	984,772	958,664
Total operating expenses	1,273,387	1,164,454	2,340,771	2,224,751

Operating income (loss):	18,560	(54,420)	43,128	(195,297)
Other income (expense):
Interest expense	-	(3,914)	-	(4,500)
Loss from equity investment	-	-	(8,804)	-
Mark to market gains on liability for unauthorized shares	-	-	-	3,036
Other income (expense)	(9,433)	8,692	(6,735)	45,067
Total other income (expense)	(9,433)	4,778	(15,539)	43,603

Net income (loss)	9,127	(49,642)	27,589	(151,694)
Less: net loss attributable to noncontrolling interest	(4,352)	-	(8,143)	-

Net income (loss) attributable to America's Suppliers, Inc.	$13,479	$(49,642)	$35,732	$(151,694)

Net income (loss) per share:
Basic	$-	$-	$-	$(0.01)
Diluted	$-	$-	$-	$(0.01)

Weighted average common shares outstanding
Basic	12,925,348	12,925,348	12,925,348	12,852,912
Diluted	13,208,609	12,925,348	13,026,646	12,852,912

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:

Net income (loss)	$35,732	$(151,694)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from equity investment	8,804	-
Mark to market gains /losses on liability for unauthorized shares	-	(3,036)
Loss attributable to noncontrolling interest	(8,143)	-
Depreciation and amortization	39,264	25,575
Bad debt expense	16	813
Loss on disposal of fixed assets	8,708	-
Stock-based compensation	4,673	28,037
Changes in assets and liabilities:
Accounts receivable	(120,169)	16,636
Inventory	(1,102)	-
Prepaid and other current assets	19,614	(27,635)
Deposits and other assets	(10,006)	10,000
Accounts payable	406,564	87,973
Accrued expenses	(128,923)	(460,613)
Deferred revenue	(3,848)	12,822
Other liabilities	(698)	624
Net cash provided by (used in) operating activities	250,486	(460,498)

Cash flows from investing activities:
Maturities of certificates of deposits	85,000	689,123
Investment in Business Calcium	(100,395)	-
Purchases of equipment and website development costs	(125,731)	(46,492)
Net cash (used in) provided by investing activities	(141,126)	642,631

Cash flows from financing activities:
Proceeds from line of credit	-	150,000
Payments on line of credit	-	(150,000)
Shares repurchased from converted debtholders	-	(65,212)
Net cash used in financing activities	-	(65,212)

Change in cash and cash equivalents	109,360	116,921

Cash and cash equivalents, beginning of period	78,095	20,836

Cash and cash equivalents, end of period	$187,455	$137,757

Supplemental cash flow disclosures:
Reclassification for liability associated with unauthorized, unissued shares to be issued	$-	$(24,717)
Reclassification for liability associated with unauthorized, unissued shares issued	$-	$155,933
Cash paid for interest	$-	$4,500

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

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2009 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year end consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

In the fourth quarter of fiscal 2009, the Company conducted a 1 for 10 reverse stock split.  All share and per share amounts have been retroactively restated to reflect this change.

Certain reclassifications have been made to prior period reported amounts to conform to current year presentation.

Noncontrolling Interest and Investment in Business Calcium

In December 2009, the Company entered into a series of agreements to develop WowMyUniverse.com, Inc. (“Wow”), a retail online business to sell directly to consumers, and Business Calcium, Inc. (“Business Calcium”), a website-development company. Under these agreements, the Company is obligated to pay an aggregate of $260,000 beginning in January 2010, consisting of $60,000 for consulting fees and $200,000 for a 25% equity interest in Business Calcium and a 90% interest in Wow.  These entities are each newly formed and had no assets or liabilities as of the date of the agreements.  An aggregate of $230,000 has been paid as of June 30, 2010, of which $30,000 was for consulting fees.

As part of these agreements, Business Calcium owns the remaining 10% interest in Wow.  Business Calcium has a put option which, if exercised, would require the Company to repurchase this 10% interest in Wow in exchange for a cash payment equal to 5.7 times Wow’s trailing twelve month EBITDA.  This put option is exercisable in December 2011.  At June 30, 2010, the Company has assigned a fair value of $0 to this instrument based on the current operating performance of Wow.

The Company has accounted for its investment in Business Calcium using the equity method of accounting for investments.  The Company contributed an aggregate of $109,582 for its investment in Business Calcium, (which includes $9,187 that Business Calcium invested in Wow for its 10% ownership stake).  Because the other shareholder is not obligated to contribute any funding to Business Calcium, the Company had a difference between its investment and its proportionate interest in the net assets of Business Calcium of $82,187, which is accounted for as equity-method goodwill and carried as part of the investment in Business Calcium on the accompanying consolidated balance sheet at June 30, 2010.

The Company is accounting for Wow as a consolidated subsidiary and is reflecting Business Calcium’s ownership interest in Wow as a noncontrolling interest in the accompanying consolidated financial statements as of and for the three and six months ended June 30, 2010.  During the three and six months ended June 30, 2010, Wow incurred net operating losses of $43,526 and $81,433, respectively, which reflect operating activities which began in January 2010.  No revenues were generated by Wow during the three or six months ended June 30, 2009.   At June 30, 2010, Wow had assets of $94,900 consisting of $804 of cash and $94,096 of capitalized website development costs which are included as part of the consolidated balance sheets.  At June 30, 2010, the noncontrolling interest balance was $1,044 which consisted of $9,187 of the original 10% investment from Business Calcium and partially offset by an allocated loss of $8,143 from Wow’s operation to Business Calcium for the six months ended June 30, 2010.

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

•
30% of shares granted vest on or after February 25, 2012 if price per share equals or exceeds $1.50 and trading volume is at least 5,000 shares per day for 25 of 30 consecutive days in a trading period

During the quarter ended June 30, 2010, all 1,475,636 shares were issued although 1,180,509 shares remain unvested at June 30, 2010 as they have not met the vesting criteria.  The unvested shares are included in shares outstanding at June 30, 2010 but are excluded from the weighted average shares outstanding computation for basic earnings per share in accordance with ASC 260.  The Company recognized stock based compensation of $1,845 and $3,320, for the three months ended June 30, 2010 and 2009, respectively and $4,673 and $28,037 for the six months ended June 30, 2010 and 2009, respectively, based on the vesting schedule and requisite service period.

Note 4:  Recently Adopted Accounting Pronouncements

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

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). This update amends Subtopic 855-10 and gives a definition to SEC filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 for the period ended June 30, 2010.

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

Note 5:  Net Income (Loss) Per Share

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

Computation of net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss) attributable to America's Supplier	$13,479	$(49,642)	$35,732	$(151,694)

Basic weighted average common shares outstanding	12,925,348	12,925,348	12,925,348	12,852,912
Add incremental shares for:
Stock options	-	-	-	-
Warrants	283,261	-	101,298	-
Diluted weighted average common shares outstanding	13,208,609	12,925,348	13,026,646	12,852,912

Net income (loss) per share:
Basic	$-	$-	$-	$(0.01)
Diluted	$-	$-	$-	$(0.01)

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2010	2009

Stock options	426,090	575,051
Warrants	537,328	1,707,447

Additionally, an aggregate of 1,180,509 shares of unvested restricted stock were excluded from the computation of diluted earnings per share as these shares are subject to market performance conditions that were not met as of June 30, 2010.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.  The following selected financial information is derived from our historical consolidated financial statements and should be read in conjunction with such consolidated financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.  This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on June 30, 2010.

Overview

We develop software programs that allow us to provide general merchandise for resale to businesses through our website at www.DollarDays.com.  We have been recognized as a leader in the Internet wholesale market of discounted merchandise by a leading business periodical and trade associations.  Our objective is to provide a one-stop discount shopping destination for general merchandise to smaller distributors, retailers and non-profits nationwide seeking single and small case-sized lots at bulk prices.  We launched our first website in October 2001.  The site offers customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative sales channel.  We believe our website offers a unique benefit to smaller businesses in that they are able to purchase goods from wholesalers and importers in single and small case lots, with no minimum purchase requirements at discounted prices.  We believe the prevailing reason our business has been able to obtain bulk pricing for single case lots is our ability to reach smaller distributors, retailers and non-profits that most general merchandise suppliers cannot economically reach. We provide all the logistics and customer support to serve this sales channel and grow our customer base.

We continually add new, limited inventory products to our website in order to create an atmosphere that encourages customers to visit frequently and purchase products before the inventory sells out.  Through our Internet catalog, we offer approximately 85,000 products, including up to 10,000 closeout items at further discounted prices.  Closeout merchandise is typically available in inconsistent quantities and prices.

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

New Business Ventures

In December 2009, we entered into a series of agreements to develop WowMyUniverse.com, Inc. (“Wow”), a retail online business to sell directly to consumers, and Business Calcium, Inc. (“Business Calcium”), a website development company. Under these agreements, we are obligated to pay an aggregate of $260,000 beginning in January 2010, consisting of $60,000 for consulting fees and $200,000 in exchange for a 25% equity interest in Business Calcium and a 90% interest in Wow.  An aggregate of $230,000 has been paid as of June 30, 2010.

As part of these agreements, Business Calcium owns the remaining 10% interest in Wow.  Business Calcium has a put option which, if exercised, would require us to repurchase this 10% interest in Wow in exchange for a cash payment equal to 5.7 times Wow’s trailing twelve month EBITDA.  This put option is exercisable at December 2011.  At June 30, 2010, we assigned a fair value of $0 to this instrument based on the current operating performance of Wow.

During the six months ended June 30, 2010, Business Calcium and Wow incurred net operating losses of $35,214 and $81,433, respectively, as these entities were in the development stage and have yet to generate revenues.  Business Calcium is accounted for as an equity-method investment and our proportionate share of their losses were $8,804 which is reflected in other income (expense) in the accompanying consolidated income statement.  Wow is accounted for as a consolidated subsidiary, and the noncontrolling interest in Wow’s losses were $8,143 for the six months ended June 30, 2010.

Recent Operating Performance

During the first six months of 2010, we have generated net income totaling $109,024 from our primary operating subsidiary, DollarDays.  We have recently made investments in new business ventures as outline above which has reduced our profitability, yet we have generated net income on a consolidated basis for two consecutive quarters.  While there can be no assurance that we will continue to generate profits in the future, we are excited about the growth of our core business and the potential of our new investments.

Results of Operations

Net Revenues

Net Revenues	2010	2009	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$3,557,934	$3,140,282	$417,652	13.3%
Six months ended June 30,	$6,757,398	$5,714,827	$1,042,571	18.2%

Net revenues increased for three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009, as a result of our continuing marketing efforts and increased business development programs.  Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Advertising Revenue

Advertising Revenue	2010	2009	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$70,636	$52,669	$17,967	34.1%
Six months ended June 30,	$112,724	$97,823	$14,901	15.2%

Advertising revenue increased during the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 as a result of our continuing marketing efforts and increased business development programs.

Cost of Goods Sold

Cost of Goods Sold	2010	2009	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$2,336,623	$2,082,917	$253,706	12.2%
Six months ended June 30,	$4,486,223	$3,783,196	$703,027	18.6%

Cost of goods sold increased during the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009, due primarily to the increase in net revenues as discussed above. Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Sales and Marketing

Sales and Marketing	2010	2009	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$746,958	$702,423	$44,535	6.3%
Six months ended June 30,	$1,355,999	$1,266,087	$89,912	7.1%

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users.  Sales and marketing expenses increased in the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 due to increased efforts to generate revenues through increased pay-per-click advertising, increased search optimization fees, greater shipping promotions, and increased sales personnel.  Additionally, we added new sales associates to drive revenues, which fees are a percentage of the resulting sales.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

General and Administrative	2010	2009	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$526,429	$462,031	$64,398	13.9%
Six months ended June 30,	$984,772	$958,664	$26,108	2.7%

General and administrative expenses increased in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due primarily to $43,526 of expenses associated with Wow and other miscellaneous cost changes.

General and administrative expenses increased in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due primarily to $81,433 of expenses associated with Wow, offset by reduced stock based compensation fees, board fees and cost containment initiatives during the six months ended June 30, 2010.

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Other Income (Loss)

Other Income (Loss)	2010	2009	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$(9,433)	$4,778	$(14,211)	(297.4)%
Six months ended June 30,	$(15,539)	$43,603	$(59,142)	(135.6)%

Other loss for the three months ended June 30, 2010 included $1,345 of losses on our investment in Business Calcium and $8,708 loss on disposal of fixed assets, partially offset by $620 of interest income.  Other income for the three months ended June 30, 2009 consisted of $3,914 interest expense offset by $8,693 of interest income on cash balances and short-term investments.

Other loss for the six months ended June 30, 2010 included $8,804 of losses on our investment in Business Calcium and $8,708 loss on disposal of fixed assets, partially offset by $1,973 of interest income.  Other income for the six months ended June 30, 2009 consisted of $3,036 of mark-to-market gains on our derivative liability for previously unauthorized shares, and $26,479 of interest income on cash balances and short-term investments and other miscellaneous income.

Net Income (Loss)

Net Income (Loss)	2010	2009	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$13,479	$(49,642)	$63,121	127.2%
Six months ended June 30,	$35,732	$(151,694)	$187,426	123.6%

Our net incomes for the three and six months ended June 30, 2010 as compared to net losses for the three and six months ended June 30, 2009 is attributable to improved operating efficiencies and improved revenues, partially offset by losses incurred by our start-up ventures, Wow and Business Calcium, during the three and six  months ended June 30, 2010.

Liquidity and Capital Resources

Our operating cash inflows were $250,486 for the six months ended June 30, 2010, as compared to outflows of $460,498 for the six months ended June 30, 2009, constituting an increase in cash provided by operations of $710,984. The change in net operating cash inflows is attributable to an improvement in net income of $187,426, an increase in changes in working capital and other operating assets and liabilities of $521,625, plus fewer non-cash charges of $1,933.

 Investing cash outflows for the six months ended June 30, 2010 consisted of $85,000 of cash received from the sale of short-term investments, offset by a net cash outlay of $100,395 for our investment in Business Calcium (consisting of an aggregate investment of $109,582, of which $9,187 was used for Business Calcium’s investment in Wow, a consolidated entity) and $125,731 of investments in equipment and website development costs to support our business operations and expansion into the consumer marketplace.  Investing cash inflows for the six months ended June 30, 2009 consisted of $689,123 of cash from the sale of short-term investments, partially offset by $46,492 of investments in equipment.

Financing cash outflows were $0 for the six months ended June 30, 2010.  We had financing outflows of $65,212 for the six months ended June 30, 2009 due to the repurchase of shares from certain debtholders.

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have a recent history of operating losses and operating cash outflows.  These factors raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from this uncertainty.

We intend to generate operating cash flows through the growth of our existing business, the improvement of operating margins and by growth through acquisitions.  Although there can be no assurance, management believes such measures will provide enough liquidity to operate our current business and continue as a going concern in the short term.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at June 30, 2010.

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

Changes In Internal Controls Over Financial Reporting

There have not been any changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ending June 30, 2010, that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Reserved.

Item 5.   Other Information.

Peter Engel, the Company's CEO and Chairman unexpectedly passed away in July 2010.  Marc Joseph, the Company's President is currently acting in the capacity of the Principal Executive Officer was elected as a member of the Board of Directors on July 27, 2010.

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

AMERICA’S SUPPLIERS, INC.

By:	/s/ Marc Joseph
Marc Joseph
President
(Principal Executive Officer)

By:	/s/ Michael Moore
Michael Moore
Treasurer and Secretary
(Principal Financial Officer)