Form 10-Q
period 2010-09-30
America's Suppliers, Inc.
filed 2010-11-09
CIK 1002390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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
______________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  14,105,857 shares of common stock as of November 1, 2010.

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

Item 1.     Financial Statements.

AMERICA’S SUPPLIERS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2010	2009

Assets

Cash and cash equivalents	$652,436	$78,095
Certificates of deposit	700,000	785,000
Accounts receivable, net	89,955	68,107
Inventory	1,237	-
Prepaid expenses and other current assets	60,526	75,129
Total current assets	1,504,154	1,006,331
Property and equipment, net	356,504	274,351
Investment in Business Calcium	85,527	-
Deposits and other assets	57,260	32,251
Total assets	$2,003,445	$1,312,933

Liabilities and Deficit

Accounts payable	$1,670,614	$1,037,780
Accrued expenses	419,168	614,831
Deferred revenue	15,993	16,243
Other liabilities	4,766	5,815
Total current liabilities	2,110,541	1,674,669

ASI shareholders' deficit:
Preferred shares, $0.001 par value, 1,000,000 shares
authorized, no shares outstanding at September 30, 2010 and December 31, 2009	-	-
Ordinary shares, $0.001 par value, 50,000,000 shares authorized,
14,105,857 and 12,925,348 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	14,106	12,925
Additional paid in capital	6,608,295	6,574,345
Accumulated deficit	(6,729,497)	(6,949,006)
Total deficit	(107,096)	(361,736)

Total liabilities and deficit	$2,003,445	$1,312,933

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net revenues	$4,542,949	$3,551,417	$11,300,347	$9,266,244
Advertising revenue	55,356	51,273	168,080	149,095
Cost of goods sold	3,081,502	2,359,939	7,567,726	6,143,135
Gross profit	1,516,803	1,242,751	3,900,701	3,272,204
Operating expenses:
Sales and marketing	858,199	740,343	2,214,199	2,006,430
General and administrative	461,701	499,352	1,446,469	1,458,016

Total operating expenses	1,319,900	1,239,695	3,660,668	3,464,446

Operating income (loss):	196,903	3,056	240,033	(192,242)
Other income (expense):
Interest expense	-	-	-	(4,500)
Loss from equity investment	-	-	(24,055)	-
Mark to market gains
on liability for unauthorized shares	-	-	-	3,036
Other income (expense)	(14,172)	9,405	(5,656)	54,473
Total other income (expense)	(14,172)	9,405	(29,711)	53,009

Net income (loss)	182,731	12,461	210,322	(139,233)
Less: net loss attributable to noncontrolling interest	(1,043)	-	(9,187)	-

Net income (loss) attributable to America's Suppliers, Inc.	$183,774	$12,461	$219,509	$(139,233)

Net income (loss) per share:
Basic	$0.01	$-	$0.02	$(0.01)
Diluted	$0.01	$-	$0.02	$(0.01)

Weighted average common shares outstanding
Basic	12,925,348	12,925,412	12,925,348	12,877,387
Diluted	13,172,308	13,495,508	13,061,921	12,877,387

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:

Net income (loss)	$219,509	$(139,233)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Loss from equity investment	24,055	-
Mark to market gains /losses on liability for unauthorized shares	-	(3,036)
Loss attributable to noncontrolling interest	(9,187)	-
Depreciation and amortization	60,309	39,659
Bad debt expense	4,645	981
Loss on disposal of fixed assets	8,708	-
Stock-based compensation	35,131	31,357
Changes in assets and liabilities:
Accounts receivable	(26,493)	(29,530)
Inventory	(1,237)	-
Prepaid and other current assets	14,603	(130,473)
Deposits and other assets	(25,009)	10,000
Accounts payable	632,834	157,823
Accrued expenses	(195,663)	(520,454)
Deferred revenue	(250)	3,239
Other liabilities	(1,049)	1,047
Net cash provided by (used in) operating activities	740,906	(578,620)

Cash flows from investing activities:
Maturities of certificates of deposits	85,000	988,933
Investment in Business Calcium	(100,395)	-
Purchases of equipment and website development costs	(151,170)	(106,189)
Net cash (used in) provided by investing activities	(166,565)	882,744

Cash flows from financing activities:
Proceeds from line of credit	-	150,000
Payments on line of credit	-	(150,000)
Shares repurchased from converted debtholders	-	(65,212)
Net cash used in financing activities	-	(65,212)

Change in cash and cash equivalents	574,341	238,912

Cash and cash equivalents, beginning of period	78,095	20,836

Cash and cash equivalents, end of period	$652,436	$259,748

Supplemental cash flow disclosures:
Reclassification for liability associated with unauthorized, unissued shares to be issued	$-	$(24,717)
Reclassification for liability associated with unauthorized, unissued shares issued	$-	$155,933
Cash paid for interest	$-	$4,500

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

DollarDays International, Inc. (“DollarDays”), our wholly owned subsidiary, is an Internet based wholesaler of general merchandise to small independent resellers through its website www.DollarDays.com.  Orders are placed by customers through the website where, upon successful payment, the merchandise is shipped directly from the vendors’ warehouses.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2009 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year end consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Certain reclassifications have been made to prior period reported amounts to conform to current year presentation.

Noncontrolling Interest and Investment in Business Calcium

In December 2009, the Company entered into a series of agreements to develop WowMyUniverse.com, Inc. (“Wow”), a retail online business to sell directly to consumers, and Business Calcium, Inc. (“Business Calcium”), a website-development company. Under these agreements, the Company is obligated to pay an aggregate of $260,000 beginning in January 2010, consisting of $60,000 for consulting fees and $200,000 for a 25% equity interest in Business Calcium and a 90% interest in Wow.  These entities are each newly formed and had no assets or liabilities as of the date of the agreements.  The Company has a remaining obligation of $10,000 for consulting fees which will be paid in the fourth quarter.

As part of these agreements, Business Calcium owns the remaining 10% interest in Wow.  Business Calcium has a put option which, if exercised, would require the Company to repurchase this 10% interest in Wow in exchange for a cash payment equal to 5.7 times Wow’s trailing twelve month EBITDA.  This put option is exercisable in December 2011.  At September 30, 2010, we assigned a fair value of $0 to this instrument based on the current operating performance of Wow.

The Company has accounted for its investment in Business Calcium using the equity method of accounting for investments.  The Company contributed an aggregate of $109,582 for its investment in Business Calcium, (which includes $9,187 that Business Calcium invested in Wow for its 10% ownership stake).  Because the other shareholder is not obligated to contribute any funding to Business Calcium, the Company had a difference between its investment and its proportionate interest in the net assets of Business Calcium of $82,187, which is accounted for as equity-method goodwill and carried as part of the investment in Business Calcium on the accompanying consolidated balance sheet at September 30, 2010.

The Company is accounting for Wow as a consolidated subsidiary and is reflecting Business Calcium’s ownership interest in Wow as a noncontrolling interest in the accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2010.  During the three and nine months ended September 30, 2010, Wow incurred net operating losses of $16,720 and $98,153, respectively, which reflect operating activities which began in January 2010.  No revenues were generated by Wow during the three or nine months ended September 30, 2010.   At September 30, 2010, Wow had assets of $98,330 consisting of $4,234 of cash and $94,096 of capitalized website development costs which are included as part of the consolidated balance sheets.  At September 30, 2010, the noncontrolling interest balance was $0 which consisted of $9,187 of the original 10% investment from Business Calcium and offset by losses allocated to the noncontrolling interest of $9,187 from Wow’s operation for the nine months ended September 30, 2010.  Subsequent to September 30, 2010 the Company entered into a share exchange related to Business Calcium and Wow as described in Note 6.

Note 2:  Equity Compensation

Restricted Stock

On February 25, 2009, the Company granted of an aggregate of 1,475,636 common shares with a fair value of $47,220 vesting as follows:

•	20% vest immediately;
•
20% of shares granted vest on or after February 25, 2010 if price per share equals or exceeds $0.60 and trading volume is at least 5,000 shares per day for 25 of 30 consecutive days in a trading period;

•
30% of shares granted vest on or after February 25, 2011 if price per share equals or exceeds $1.00 and trading volume is at least 5,000 shares per day for 25 of 30 consecutive days in a trading period; and

•
30% of shares granted vest on or after February 25, 2012 if price per share equals or exceeds $1.50 and trading volume is at least 5,000 shares per day for 25 of 30 consecutive days in a trading period.

As of September 30, 2010, 1,180,509 shares remain unvested as they have not met the vesting criteria.  The unvested shares are included in shares outstanding at September 30, 2010, but are excluded from the weighted average shares outstanding computation for basic earnings per share in accordance with ASC 260.  The Company recognized stock based compensation related to this award of $1,185 and $3,320, for the three months ended September 30, 2010 and 2009, respectively, and $5,858 and $31,357 for the nine months ended September 30, 2010 and 2009, respectively based on the vesting schedule and requisite service period.

During the three months ended September 30, 2010, the Company’s CEO Peter Engel passed away.  The Board of Directors agreed to permit the CEO’s estate to vest an additional 184,736 shares (representing 35% of his initial grant) subject to the same stock performance provisions as outlined above.  The incremental increase in the value of the award immediately prior to and after the modification was $6,928 after taking into consideration the estimated probability of the stock performance milestones being met.   The Company recognized total expense of $1,298 in the three months ended September 30, 2010 related to Mr. Engel’s award based on the excess of the sum of a) the fair value of the previously vested portion of his award and b) the impacts of the modification, as compared to the amounts previously expensed.

On September 16, 2010, the Company's Board of Directors agreed to grant shares of the Company's common stock to members of its Board of Directors as compensation for their services for the year ended December 31, 2010.  The recipients vest in their shares on December 31, 2010.  The grant date fair value of these shares was $18,750, which is being expensed on a straight line basis over the vesting period.  The Company recognized expense of $2,679 during the three months ended September 30, 2010.

 Stock Options

The Company has historically granted stock options to certain vendors and employees as well as in connection with certain financing transactions.  During the quarter ended September 30, 2010, the Company granted 460,086 stock options at a strike price of $0.20 and which vest over a three year period; 20% at grant date, 20% on the first anniversary of the grant, 30% on the second anniversary, and 30% on the third anniversary.  The grant date fair value of the award was $25,107 (net of estimated forfeitures of 10%) which was determined using a Black Scholes option pricing model using the following assumptions:  volatility of 69%, risk-free rate of return of 0.87%, stock price of $0.15 and expected term of 3.35 years.  The options expire in 2015.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2010:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2009	574,776	$2.28
Grants	460,086	0.20
Forfeitures	(148,686)	3.29
Exercises	-	-
Outstanding at September 30, 2010	886,176	$1.03	3.3

Exerciseable at September 30, 2010	518,107	$1.62	2.2

The Company recognized expense of $6,354 during the three months ended September 30, 2010 related to stock option awards.  The Company has an aggregate of $18,752 of future expense related to nonvested awards which will be recognized over a weighted average period of 2.1 years.  The options have no intrinsic value as of September 30, 2010.

The following table sets forth exercise prices of outstanding options at September 30, 2010:

Exercise Price	Number of Shares

$0.01 - $0.89	460,086
$0.90 - $2.00	385,071
$2.01 - $4.00	37,919
$4.01 - $7.00	-
$7.01 - $10.00	1,000
$10.01 +	2,100
886,176

Warrants

During the quarter ended September 30, 2010, the Company also granted 250,000 warrants at a price of $0.20 to members of the Company’s Board of Directors for services rendered which were fully vested at the date of grant.  During the quarter ended September 30, 2010, the Company expensed the full grant date fair value of the award of $18,942 which was determined using a Black Scholes option pricing model using the following assumptions:  volatility of 69%, risk-free rate of return of 0.87%, stock price of $0.15 and expected term of 5 years.  The warrants expire in 2015.

The following table summarizes the Company’s warrant activity during the nine months ended September 30, 2010:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2009	1,707,447	$1.46
Grants	250,000	0.20
Forfeitures	(314,974)	4.58
Exercises	-	-
Outstanding at September 30, 2010	1,642,473	$0.67	2.9

Exerciseable at September 30, 2010	1,642,473	$0.67	2.9

The following table sets forth exercise prices of outstanding warrants at September 30, 2010:

Exercise Price	Number of Shares

$0.01 - $0.10	855,145
$0.20	250,000
$1.20 - $1.30	417,483
$2.50 - $5.00	119,845
1,642,473

Note 3:  Recently Adopted Accounting Pronouncements

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

Note 4:  Net Income (Loss) Per Share

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted loss per share reflects potential dilution from the exercise or conversion of securities into common stock. The effects of certain stock options and warrants are excluded from the determination of the weighted average common shares outstanding for diluted income per share in each of the periods presented as the effects were antidilutive and as the exercise price for the outstanding instruments exceeded the average market price for the Company’s common stock.

Computation of net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss) attributable to America's Suppliers	$183,774	$12,461	$219,509	$(139,233)

Basic and diluted weighted average common shares outstanding	12,925,348	12,925,412	12,925,348	12,877,387
Add incremental shares for:
Stock options	-	-	-	-
Warrants	246,960	570,096	136,573	-
Diluted weighted average common shares outstanding	13,172,308	13,495,508	13,061,921	12,877,387

Net income (loss) per share:
Basic	$0.01	$-	$0.02	$(0.01)
Diluted	$0.01	$-	$0.02	$(0.01)

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2010	2009

Stock options	886,176	574,901
Warrants	787,328	1,707,450

Additionally, an aggregate of 1,180,509 shares of unvested restricted stock were excluded from the computation of diluted earnings per share as these shares are subject to market performance conditions that were not met as of September 30, 2010.

Note 5:  Related Party Transactions

During the quarter ended September 30, 2010, the Company granted awards of restricted stock and warrants to members of its Board of Directors as described in Note 2.

Note 6:  Subsequent Events

On October 1, 2010, the Company agreed with Business Calcium to exchange its 25% investment in Business Calcium and a $50,000 promissory note for Business Calcium’s 10% noncontrolling interest in WOW.    The unsecured note bears interest at 6% annually.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.  The following selected financial information is derived from our historical consolidated financial statements and should be read in conjunction with such consolidated financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.  This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 23, 2010.

Overview

We develop software programs that allow us to provide general merchandise for resale to businesses through our website at www.DollarDays.com.  We have been recognized as a leader in the Internet wholesale market of discounted merchandise by a leading business periodical and numerous trade associations.  Our objective is to provide a one-stop discount shopping destination for general merchandise to smaller distributors, retailers and non-profits nationwide seeking single and small case-sized lots at bulk prices.  We launched our first website in October 2001.  The site offers customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative sales channel.  We believe our website offers a unique benefit to smaller businesses in that they are able to purchase goods from wholesalers and importers in single and small case lots, with no minimum purchase requirements at discounted prices.  We believe the prevailing reason our business has been able to obtain bulk pricing for single case lots is our ability to reach smaller distributors, retailers and non-profits that most general merchandise suppliers cannot economically reach. We provide all the logistics and customer support to serve this sales channel and grow our customer base.

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

Our website has a registered base of approximately 2.0 million small businesses and receives approximately 2.8 million monthly page views. We receive an average of approximately 4,000 orders per month. Our target audience is smaller businesses.

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

New Business Ventures

In December 2009, we entered into a series of agreements to develop WowMyUniverse.com, Inc. (“Wow”), a retail online business to sell directly to consumers, and Business Calcium, Inc. (“Business Calcium”), a website development company. Under these agreements, we are obligated to pay an aggregate of $260,000 beginning in January 2010, consisting of $60,000 for consulting fees and $200,000 in exchange for a 25% equity interest in Business Calcium and a 90% interest in Wow.  As of September 30, 2010, the Company is obligated to pay a remaining $10,000 in consulting fees which will be paid in the fourth quarter of 2010.

As part of these agreements, Business Calcium owns the remaining 10% interest in Wow.  Business Calcium has a put option which, if exercised, would require us to repurchase this 10% interest in Wow in exchange for a cash payment equal to 5.7 times Wow’s trailing twelve month EBITDA.  This put option is exercisable at December 2011.  At September 30, 2010, we assigned a fair value of $0 to this instrument based on the current operating performance of Wow.

During the nine months ended September 30, 2010, Business Calcium and Wow incurred net operating losses of $96,219 and $98,153, respectively, as these entities were in the development stage and have yet to generate revenues.  Business Calcium is accounted for as an equity-method investment and our proportionate share of their losses were $24,055 which is reflected in other income (expense) in the accompanying consolidated income statement.  Wow is accounted for as a consolidated subsidiary, and the noncontrolling interest in Wow’s losses were $9,187 for the nine months ended September 30, 2010.

On October 1, 2010, we entered into an agreement with Business Calcium to exchange our 25% investment in Business Calcium and a $50,000 promissory note for Business Calcium’s 10% noncontrolling interest in WOW.    The unsecured note bears interest at 6% annually.

Recent Operating Performance

During the first nine months of 2010, we have generated net income totaling $308,476 from our primary operating subsidiary, DollarDays.  We have recently made investments in new business ventures as outlined above which have reduced our profitability, yet we have generated net income on a consolidated basis for three consecutive quarters.  While there can be no assurance that we will continue to generate profits in the future, we are excited about the growth of our core business and the potential of our new investments.

Results of Operations

Net Revenues

Net Revenues	2010	2009	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$4,542,949	$3,551,417	$991,532	27.9%
Nine months ended September 30,	$11,300,347	$9,266,244	$2,034,103	22.0%

Net revenues increased for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009, as a result of our continuing marketing efforts and increased business development programs.  Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Advertising Revenue

Advertising Revenue	2010	2009	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$55,356	$51,273	$4,083	8.0%
Nine months ended September 30,	$168,080	$149,095	$18,985	12.7%

Advertising revenue increased during the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 as a result of our continuing marketing efforts and increased business development programs.

Cost of Goods Sold

Cost of Goods Sold	2010	2009	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$3,081,502	$2,359,939	$721,563	30.6%
Nine months ended September 30,	$7,567,726	$6,143,135	$1,424,591	23.2%

Cost of goods sold increased during the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009, due primarily to the increase in net revenues as discussed above. Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Gross margins have decreased only slightly from the comparable periods for both the three and the nine months ended September 30, 2010.  Margins were 33% and 34% for the three months ended September 30, 2010 and 2009, respectively and 34% and 35% for the nine months ended September 30, 2010 and 2009, respectively.  These margins are influenced by the volume and mix of products sold in the period.

Sales and Marketing

Sales and Marketing	2010	2009	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$858,199	$740,343	$117,856	15.9%
Nine months ended September 30,	$2,214,199	$2,006,430	$207,769	10.4%

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users.  Sales and marketing expenses increased in the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 due to increased efforts to generate revenues through increased pay-per-click advertising, increased search optimization fees, greater shipping promotions, and increased sales personnel.  Additionally, we added new sales associates to drive revenues, which fees are a percentage of the resulting sales.

As a percent of revenue, sales and marketing expenses have decreased 2% to 19% in the three months ended September 30, 2010 compared to 21% the three months ended September 30, 2009.  We believe this decrease is the result of our marketing efforts in 2010 which have helped our sales to increase at a greater rate than our marketing spending.  For the nine months ended September 30, 2010 and 2009, sales and marketing as a percent of revenue has remained unchanged at 19%.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

General and Administrative	2010	2009	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$461,701	$499,352	$(37,651)	(7.5)%
Nine months ended September 30,	$1,446,469	$1,458,016	$(11,547)	(0.8)%

General and administrative expenses decreased in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due primarily to reduced salaries and other cost containment initiatives partially offset by increased stock-based compensation charges and losses associated with the start-up of our Wow subsidiary.

General and administrative expenses decreased in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 for similar reasons as those mentioned for the three months ended September 30, 2010 and 2009, respectively.

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Other Income (Loss)

Other Income (Loss)	2010	2009	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$(14,172)	$9,405	$(23,577)	(250.7)%
Nine months ended September 30,	$(29,711)	$53,009	$(82,720)	(156.0)%

Other loss for the three months ended September 30, 2010 included $15,251 of losses on our investment in Business Calcium partially offset by $1,079 of interest income.  Other income for the three months ended September 30, 2009 consisted of $64 interest expense offset by $9,469 of interest income on cash balances and short-term investments.

Other loss for the nine months ended September 30, 2010 included $24,055 of losses on our investment in Business Calcium and $8,708 loss on disposal of fixed assets, partially offset by $3,052 of interest income.  Other income for the nine months ended September 30, 2009 consisted of $3,036 of mark-to-market gains on our derivative liability for previously unauthorized shares, and $35,949 of interest income on cash balances and short-term investments and other miscellaneous income.

Net Income (Loss)

Net Income (Loss)	2010	2009	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$183,774	$12,461	$171,313	1374.8%
Nine months ended September 30,	$219,509	$(139,233)	$358,742	257.7%

Our net income for the three and nine months ended September 30, 2010 as compared to net losses for the three and nine months ended September 30, 2009 is attributable to improved operating efficiencies and improved revenues, partially offset by losses incurred by our start-up ventures, Wow and Business Calcium, during the three and nine  months ended September 30, 2010.

Liquidity and Capital Resources

Our operating cash inflows were $740,906 for the nine months ended September 30, 2010, as compared to outflows of $578,620 for the nine months ended September 30, 2009, constituting an increase in cash provided by operations of $1,319,526.  The change in net operating cash inflows is attributable to an improvement in net income of $358,742, an increase in changes in working capital and other operating assets and liabilities of $906,084, plus fewer non-cash charges of $54,700.

Investing cash outflows for the nine months ended September 30, 2010 consisted of $85,000 of cash received from the sale of short-term investments, partially offset by a net cash outlay of $100,395 for our investment in Business Calcium (consisting of an aggregate investment of $109,582, of which $9,187 was used for Business Calcium’s investment in Wow, a consolidated entity) and $151,170 of investments in equipment and website development costs to support our business operations and expansion into the consumer marketplace.  Investing cash inflows for the nine months ended September 30, 2009 consisted of $988,933 of cash from the sale of short-term investments, partially offset by $106,189 of investments in equipment.

Financing cash outflows were $0 for the nine months ended September 30, 2010.  We had financing outflows of $65,212 for the nine months ended September 30, 2009 due to the repurchase of shares from certain debtholders.

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at September 30, 2010.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

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

Changes In Internal Controls Over Financial Reporting

There have not been any changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ending September 30, 2010, that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

Item 6.  Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA’S SUPPLIERS, INC.

By:	/s/ Marc Joseph
Marc Joseph
President
(Principal Executive Officer)

By:	/s/ Michael Moore
Michael Moore
Treasurer and Secretary
(Principal Financial Officer)