Form 10-K
period 2010-12-31
America's Suppliers, Inc.
filed 2011-03-03
CIK 1002390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Common Stock ($0.001par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐     No    ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐       No   ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐       Accelerated filer   ☐       Non-accelerated filer   ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,372,056 as of June 30, 2010, based upon the closing sale price of the registrant’s common equity reported for such date on the OTCBB exchange.

As of March 1, 2011, there were 14,255,857 common shares of $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Organization

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

On June 23, 2008, DollarDays International LLC (“DollarDays”) entered into a series of transactions to effect a reverse merger with Insignia (the “Merger”).  These transactions consisted of the following:
•
DollarDays was formed as a Delaware limited liability company on November 5, 2001.  On June 20, 2008, DollarDays contributed all of its assets and liabilities to DollarDays International, Inc., a Delaware corporation, (“DDI Inc.”) pursuant to a contribution agreement.    In return for DollarDays’ assets and liabilities, DDI Inc. issued 100% of its common stock to DollarDays.  Following the contribution, DDI Inc. became the operating company, and DollarDays had no assets or liabilities except for the DDI Inc. common stock issued to it.

•
DDI Inc. merged with Jeode, Inc., a Delaware corporation and a wholly-owned subsidiary of Insignia, whereby DDI Inc. was the surviving corporation and a wholly-owned subsidiary of Insignia.  In exchange for all of the DDI Inc. capital stock, Insignia was required to: (1) issue 73,333,333 American Depository Shares (“ADSs”) to DDI Inc. stockholders, (2) issue a warrant to purchase 8,551,450 ADSs with an exercise price of $.01 per ADS to Peter Engel, the then-existing Chief Executive Officer of DDI Inc., (3) issue a warrant to purchase 3,603,876 ADSs with an exercise price of $.13 per ADS to a financial advisor of DDI Inc. and (4) issue options to purchase 7,360,533 ADSs, in replacement of DDI Inc. options.

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

Operations

Dollar Days

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

We continually add new, limited inventory products to our website in order to create an atmosphere that encourages customers to visit frequently and purchase products before the inventory sells out.  Through our Internet catalog, we offer approximately 140,000 products, including up to 25,000 closeout items at further discounted prices.  Closeout merchandise is typically available in inconsistent quantities and prices.

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

Our website has a registered base of approximately 2,000,000 small businesses and receives approximately 3.5 million monthly page views.  We receive an average of approximately 4,000 orders per month.  Our target audience is smaller businesses.

Our historical success has resulted largely from the size of our community of active users.  We had approximately 29,500 unique customers place an order with us in 2010 as compared to approximately 26,000 unique customers who placed an order with us in 2009.  We believe our sales and marketing efforts make inefficient markets more efficient because:
•	Our website includes more than 150,000 items on any given day and makes available to our users a wide variety of goods; and
•	We bring buyers and sellers together for lower costs than traditional intermediaries.

We have had increased success throughout the years by attracting repeat customers.  In 2008, 2009 and 2010, the sales volume of individuals who purchased through our website four times or more were 38%, 40% and 40%, respectively.

WowMyUniverse.com

During 2010, we established a majority-owned subsidiary, WowMyUniverse.com. to develop a retail online business to sell directly to consumers.  On October 1, 2010, this subsidiary became wholly owned as we acquired the noncontrolling interest in exchange for our interest in an unconsolidated subsidiary.

During 2010, most of our activities related to WowMyUniverse.com consisted of website development and marketing activities.  As this business is still in its infancy, we have yet to achieve significant revenues from this subsidiary.

Products and Services

Manufacturer, Supplier and Distribution Relationships

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

Avon	Fruit of the Loom	3M
Black & Decker	Gillette	Tommy Hilfiger
Calvin Klein	Revlon	Tonka
Colgate	Kelloggs	Victoria’s Secret
Disney	NFL	Ziploc

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

The number of total products we offer has grown from less than 5,000 in 2001, to more than 140,000 products in 2010.  The number of products and product categories change throughout the year, as we periodically reorganize our departments and/or categories to better reflect our current product offerings.

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

Marketing

Our marketing initiatives include, but are not limited to, the following:

Web Positioning:  In order to maintain favorable positioning and to increase the likelihood of our website being “found” by customers looking for wholesale merchandise, we maintain a proactive search engine optimization effort to assure continued high search engine placement.  We currently have over 350,000 web pages indexed in various search engines, including Google, Bing, Yahoo, MSN and AOL.  Part of the continuing search engine optimization program involves evolution of page content and product descriptions for maximum indexing and rank possibilities.  We believe our newer categories and higher priced products in existing categories help to increase search engine visibility and should, therefore, increase visitor counts.  Approximately 75%, 75% and 73% of our gross sales in 2010, 2009 and 2008, respectively, came from “organic” (i.e., unpaid) search engine traffic.

Website Design : On April 15, 2008, we re-launched our website at www.DollarDays.com with considerable improved web design.  We believe this new design is significantly more user friendly and has resulted in more visitors.  We continually evaluate our website and make improvements as deemed necessary.  Periodically, we intend to re-design our website as market factors and technological advances necessitate.

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

Sales

No single customer accounts for more than 5% of our sales.  We have on staff an average of 15 sales people, for approximately 11 hours of coverage per day, five days a week.  The primary function of the sales staff is to field incoming calls and make outgoing calls to solicit new customers, obtain additional sales from infrequent purchasers and re-contact lapsed customers.

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

Our primary distribution channel is online sales to small businesses, non-profits and home-based businesses located in the United States.  During both 2010 and 2009, sales to domestic customers accounted for approximately 97% of our net sales, respectively.

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

We also use a third-party application to provide search, navigation and merchandising techniques to guide customers through our website.  We currently employ two full-time IT engineers to monitor and maintain the functionality of our website.

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

Employees

As of December 31, 2010, we had a total of 35 full-time employees.  We have never had a work stoppage, and none of our employees are represented by a labor union.  We consider our employee relationships to be positive.

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

Item 1A – Risk Factors

Although we have recently achieved profitability, we have a history of significant losses. If we do not maintain profitability, our financial condition and our stock price could suffer.

We have a history of losses and accumulated deficit. We have recently achieved profitability; however, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

We may not be able to adequately develop WowMyUniverse.com.

During 2010, we made investments in a retail website, WowMyUniverse.com.  We expect to experience negative cash flows in the future as we continue to develop this business.  We may not have adequate cash flows from our other operations to fund the development of this business.  We are seeking to raise capital to develop this business, and there is no assurance that we will be able to raise such funds on terms favorable to us.  Our experience in developing online businesses is limited to the wholesale marketplace, and our relative lack of experience in retail commerce may be detrimental to the success of WowMyUniverse.com.  We may face exposure to business conditions and risks that are unforeseen as a result of this lack of experience.

The loss of key senior management personnel, including the recent death of our Chairman and Chief Executive Officer, could negatively affect our business.

During 2010, our Chairman and Chief Executive Officer, Peter Engel, passed away.  He has been replaced by Christopher Baker as our Chairman and Marc Joseph as our Chief Executive Officer.  Without Mr. Engel, we could experience negative impacts to our business, future operating profits and results of operations.   In addition to Mr. Engel, we depend on our senior management and other key personnel, including our recently appointed Chairman and Chief Executive Officer.  The loss of these individuals or any of our other current or future executive officers or key employees could harm our business, future operating prospects and results of operations.

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

At December 31, 2010, we had fulfillment partner relationships with approximately 400 third parties whose products we offer for sale on our website. We depend on our fulfillment partners to provide the product selection we offer. We plan to continue to expand the number of fulfillment partner relationships and the number of products offered for sale by our fulfillment partners on our website.  In general, we agree to offer the third parties’ products on our website and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing relationships or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our website. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing fulfillment partner relationships, or build new ones, or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

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

The market for our common stock may be illiquid, and the price of our common stock might be volatile.

Shares of our common stock are currently traded on the Pink Sheets, and it is not expected that our Common Stock will be traded on a national securities exchange like the New York Stock Exchange or NASDAQ in the near future.  Historically, the market for securities traded on the Pink Sheets has been less liquid than the markets for securities traded on national securities exchanges. Because of such illiquidity and the fact that our Common Stock would be valued by market-makers (if a material market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares.   In addition, the market price, if a material market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares. The market price of our Common Stock may be volatile in the future based on a variety of factors, including changes in general economic conditions, developments in securities and other financial markets, our operating results, and other factors discussed in this report and/or currently unknown to the Company.

Our common stock may be subject to the “penny stock” rules as promulgated under the Exchange Act.

In the event that no exclusion from the definition of “penny stock” under the Exchange Act is available, then any broker engaging in a transaction in our Common Stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our securities held in the customer’s accounts.  The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation of sale.  Certain brokers are less willing to engage in transactions involving “penny stocks” as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our Common Stock to dispose of their shares.

Item 1B —   Unresolved Staff Comments

None.

Item 2 —   Properties

ASI, through its wholly-owned subsidiary DollarDays, leases approximately 5,500 square feet in Scottsdale, Arizona, which houses the Company’s corporate headquarters and all business functions.  The lease term expires October 31, 2012.  Rent payable in 2011 is $128,883.  ASI believes this facility is adequate to meet its current operating needs.

Item 3 —   Legal Proceedings

Neither the Company (including its subsidiaries) nor any of our property is a party, or otherwise subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 4 —   (Removed and Reserved).

PART II

Item 5 — Market  for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock (and Predecessor Securities)

Prior to December 14, 2009, our stockholders held American Depositary Shares (“ADSs”), each representing one ordinary share of 1 pence nominal value. On December 14, 2009, ASI became the holding company of Insignia pursuant to a scheme of arrangement under Section 897 of the UK Companies Act of 2006 that was approved by the Insignia stockholders on November 30, 2009 and the High Court of Justice in England and Wales on December 14, 2009.  Pursuant to the Scheme of Arrangement, every Ordinary Share of Insignia was exchanged and cancelled at a ratio of ten Ordinary Shares for one share of Common Stock of ASI.  As a result of the Scheme of Arrangement, the ASI shares were quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the trading symbol “AASL”, and the Insignia ADSs were cancelled on the pink sheets. Our shares were quoted on the OTCBB until July 2010, when they were transferred to the Pink Sheets. The following table sets forth the high and low sales prices for our ADSs and Common Stock, for the respective periods indicated, as reported by Pink Sheets and/or the OTCBB, as applicable:

ADSs/Common Stock on Pink Sheets

	2010 Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31
Quarterly per share stock price:
High	$0.35	$0.25	$0.51	$0.20
Low	$0.09	$0.10	$0.04	$0.01
	2009 Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31
Quarterly per share stock price:
High	$0.04	$0.05	$0.02	$0.02
Low	$0.01	$0.01	$0.01	$0.01

Common Stock on OTCBB

2009 Quarter Ended
Dec 31
Quarterly per share stock price:
High	$1.00
Low	$0.01

As of December 31, 2010 our transfer agents reported there were approximately 108 holders of record of our Common Stock.  In addition we believe a substantial number of holders of Common Stock are held in nominee or street name by brokers.

Dividends

We have not declared or paid any cash dividends on our Common Stock, and our present policy is to retain earnings for use in our business. As of December 31, 2010 and 2009, we had accumulated deficits of approximately $6.7 million and $6.9 million, respectively, and accordingly, we do not expect to pay dividends on our Common Stock for the foreseeable future.

Securities Authorized for Issuance Under Equity Incentive Compensation Plans

1995 Incentive Stock Option Plan

We have a 1995 Incentive Stock Option Plan for U.S. employees (the “1995 Plan”), which provide for the issuance of stock options to employees and outside consultants of ASI to purchase shares of Common Stock. As of the date of this report, no shares are available for issuance under the 1995 Plan.  Stock options were generally granted at prices of not less than 100% of the fair market value of the ordinary shares on the date of grant. Options granted under our option plans generally vest over a four-year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	426,090	$1.93	0
Equity compensation plans not approved by security holders	0	n/a	0
Total	426,090	$1.93	0

2009 Long Term Incentive Compensation Plan

We have a 2009 Long Term Incentive Compensation Plan (the “2009 Plan”), which provides for the issuance of stock options, warrants and other securities to employees and outside consultants of ASI to purchase shares of Common Stock. A maximum of 1,000,000 shares may be issued under the 2009 Plan.  Stock options are generally granted at prices of not less than 100% of the fair market value of the common stock on the date of grant. Options granted under our option plans generally vest over a four year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	460,086	$0.20	539,914
Equity compensation plans not approved by security holders	300,000	$0.20	n/a
Total	760,086	0.20	539,914

The tables above reflect the status of the Company’s equity compensation plans as of December 31, 2010.

Recent Sales of Unregistered Securities

None.

Item 6 — Selected Financial Data

Not required for smaller reporting companies.

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

We continually add new, limited inventory products to our website in order to create an atmosphere that encourages customers to visit frequently and purchase products before the inventory sells out.  Through our Internet catalog, we offer approximately 150,000 products, including up to 10,000 closeout items at further discounted prices.  Closeout merchandise is typically available in inconsistent quantities and prices.

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

Recent Developments

New Business Ventures

In December 2009, we entered into a series of agreements to develop WowMyUniverse.com, Inc. (“Wow”), a retail online business to sell directly to consumers, and Business Calcium, Inc. (“Business Calcium”), a website development company. Under these agreements, we were obligated to pay an aggregate of $260,000 beginning in January 2010, consisting of $60,000 for consulting fees and $200,000 in exchange for a 25% equity interest in Business Calcium and a 90% interest in Wow. As part of these agreements, Business Calcium owned the remaining 10% interest in Wow. As of December 31, 2010, all amounts were paid under this agreement.

From inception through September 30, 2010, Business Calcium and Wow incurred net operating losses of $96,219 and $98,153, respectively, as these entities were in the development stage and had yet to generate revenues. Business Calcium was accounted for as an equity-method investment and our proportionate share of their losses were $24,055 which is reflected in other income (expense) in the accompanying consolidated income statement. Wow was accounted for as a consolidated subsidiary, and the noncontrolling interest in Wow’s losses were $9,187 from inception through September 30, 2010.

On October 1, 2010, we entered into an agreement with Business Calcium to exchange our 25% investment in Business Calcium and a $50,000 promissory note for Business Calcium’s 10% noncontrolling interest in WOW. The unsecured note bears interest at 6% annually.

During 2010, most of our activities related to WowMyUniverse.com consisted of website development and marketing activities. As this business is still in its infancy, we have yet to achieve significant revenues from this subsidiary.

Changes to Officers and Board of Directors

On July 27, 2010, the Board of Directors appointed Marc Joseph, as director of the Company to fill the vacancy resulting from the untimely passing of Peter Engel.

In addition, the Board of Directors of the Company appointed Mr. Joseph as President and Michael Moore, as Treasurer and Secretary of the Company to fill the executive officer vacancies resulting from Mr. Engel’s death.

Mr. Joseph has served as President of DollarDays International, Inc. (“DollarDays”), our wholly owned subsidiary, since its inception in 1999. Mr. Moore has served as Chief Financial Officer of the Company since 2007.

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

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and prior history of uncollected accounts receivable. The allowance for doubtful accounts at December 31, 2010 and 2009 was $0 as the Company expected to collect substantially all amounts due.  Bad debt expense for the years ended December 31, 2010 and 2009 was $4,554 and $7,481, respectively.

The Company follows the allowance method of recognizing sales returns. The allowance method recognizes sales returns as a percentage of sales based on a prior history of sales returns. The allowance for sales returns at December 31, 2010 and 2009 was $17,601.  Sales returns expense for the years ended December 31, 2010 and 2009 was $444,205 and $368,148, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the assets' useful lives or lease terms. Depreciation and amortization expense was $81,481 and $56,277 for the years ended December 31, 2010 and 2009, respectively.

The Company capitalizes website development costs in accordance with the provisions of Accounting Standards Codification (“ASC”) 350.  Generally, the Company capitalizes costs incurred to develop its website applications and infrastructure.  Capitalized website development costs totaled $71,000 and $54,068 for the years ended December 31, 2010 and 2009, respectively.

Long-lived Assets

In accordance with ASC 360,  which  requires that  long-lived assets to be held and used be reviewed for impairment whenever events or changes in  circumstances  indicate  that the  carrying  amount  of an asset  may not be recoverable.

We evaluate our long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. No impairment of our long-lived assets existed at December 31, 2010 and 2009.

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

All amounts billed to customers for shipping and handling costs are included in net revenues in the accompanying statements of operations.  Actual shipping costs incurred are reflected as a component of cost of sales in the accompanying statements of operations.  Total shipping expense included in cost of sales was $1,872,401 and $1,519,170 for the years ended December 31, 2010 and 2009, respectively.

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

Results of Operations

During the year ended December 31, 2010, we generated net income totaling $337,597 from our primary operating subsidiary, DollarDays. We have recently made investments in new business ventures as outlined above which have reduced our profitability, yet we have generated net income on a consolidated basis for four consecutive quarters. While there can be no assurance that we will continue to generate profits in the future, we are excited about the growth of our core business and the potential of our new investments.

Net Revenues

Net Revenues	2010	2009	Change from Prior Year	Percent Change from Prior Year
Year ended December 31,	$15,409,064	$12,544,265	$2,864,799	22.8%

Net revenues increased from 2009 to 2010 due to improved marketing and targeted advertising efforts. While we cannot give absolute assurance, we believe that improved general economic conditions also have contributed to an increase in net revenues.

Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Cost of Goods Sold

Cost of Goods Sold	2010	2009	Change from Prior Year	Percent Change from Prior Year
Year ended December 31,	$10,399,870	$8,335,089	$2,064,781	24.8%

Cost of goods sold increased from 2009 to 2010 due primarily to increased sales. Gross margins decreased slightly from 34.6% in 2009 to 33.6% in 2010 due in part to an increase in “free shipping” promotions to generate additional revenue.

Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Sales and Marketing

Sales and Marketing	2010	2009	Change from Prior Year	Percent Change from Prior Year
Year ended December 31,	$3,013,803	$2,758,025	$255,778	9.3%

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users.  Sales and marketing expenses increased from 2009 to 2010 due to increases in marketing, targeted advertising and web search optimization efforts. As our revenue growth exceeded that of sales and marketing expenditures, we believe that we are making improvements in the efficiency and effectiveness of our sales and marketing efforts.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

General and Administrative	2010	2009	Change from Prior Year	Percent Change from Prior Year
Year ended December 31,	$1,986,423	$2,561,416	$(574,993)	(22.4)%

General and administrative expense includes management fees, salaries and other compensation expenses, rent, utilities, general office expenses, insurance and other costs necessary to conduct business operations.  General and administrative expenses decreased from 2009 to 2010 due primarily to a reduction in legal, accounting, professional fees and general compliance costs related to our redomicile and corporate restructuring efforts that took place in 2009.

Factors that can influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Other Income (Expense)

Other Income (Expense)	2010	2009	Change from Prior Year	Percent Change from Prior Year
Year ended December 31,	$(28,375)	$55,172	$(83,547)	(151.4)%

Other income (expense) in 2010 consisted of a loss of $24,055 associated with our equity-method investment in Business Calcium which we have divested in October 2010, and other miscellaneous losses. Other income (expense) in 2009 consisted of $37,415 of interest income and other miscellaneous losses.

Net Income (Loss)

Net Income (Loss)	2010	2009	Change from Prior Year	Percent Change from Prior Year
Year ended December 31,	$233,622	$(848,808)	$1,082,430	127.5%

Net income (loss) attributable to America’s Supplier (net of losses attributable to a noncontrolling interest in one of our subsidiaries)  increased from 2009 to 2010 due primarily to increased revenues and a reduction in general and administrative expenses, each of which is described above.

Liquidity and Capital Resources

 Our operating cash flows increased by $1,787,582 to $746,107 for the year ended December 31, 2010 as compared to ($1,041,475) for the year ended December 31, 2009. This increase was primarily attributable to an increase in net income of $1,082,430, an increase in non-cash operating charges of $84,188 (which are added to net income as a component of operating cash flows), and $620,964 of improvements in the management of working capital and other assets and liabilities.

Cash outflows from investing activities were ($386,993) for the year ended December 31, 2010, consisting of $115,000 of purchases of short term investments, $100,395 of cash investments in Business Calcium (which was divested in October 2010) and $171,598 of purchases of equipment and website development costs, primarily associated with WowMyUniverse.com. Cash inflows from investing activities totaled $1,163,946 for the year ended December 31, 2009, consisting of maturities of certificates of deposit of $1,333,933, partially offset by $169,987 of purchases of equipment and website development costs associated with our DollarDays operations.

Financing cash outflows were ($40,000) for the year ended December 31, 2010 and represent deferred financing costs paid to a third party to assist us with raising capital to expand our WowMyUniverse.com operations. Financing cash outflows were ($65,212) for the year ended December 31, 2009 consisting of shares repurchased from converted debtholders.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Although the Company has a history of losses and a working capital deficit at December 31, 2010, the Company has recently achieved profitability and has generated net income for each of the last four quarters.

The Company intends to generate operating cash flows through the growth of its existing business, the improvement of operating margins and by growth through acquisitions. Although there can be no assurance, management believes that such measures and its existing cash on hand and liquid assets will provide it with enough liquidity to operate its current business and continue as a going concern in the short term.

The Company is seeking to raise capital to expand its WowMyUniverse.com business. There can be no assurance that the Company will be successful in raising capital at terms favorable to the Company.

The Company has the following obligations under non-cancelable lease commitments as of December 31, 2010:

2011	170,505
2012	150,922
2013	32,593
2014	4,614
2015	-
Thereafter	-
Total	$358,634

Off Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2010 and 2009.

New Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

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

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at and as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to a permanent exemption of the Securities and Exchange Commission that permits the Company to provide only management's report in this annual report. Accordingly, our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 has not been audited by our auditors, Malone Bailey, LLP, or any other independent registered accounting firm.

Item 9B —   Other Information

 None.

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

Item 13 —   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information to the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held later this year.

Item 14 —   Principal Accounting Fees and Services

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2011.

AMERICA’S SUPPLIERS, INC.

By:	/s/ Marc Joseph
Marc Joseph
President
(Principal Executive Officer)

By:	/s/ Michael Moore
Michael Moore
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

Additional Directors:
/s/ Christopher Baker	Chairman	March 2, 2011
Christopher Baker

/s/ Marc Joseph	Director	March 2, 2011
Marc Joseph

/s/ Vincent Pino	Director	March 2, 2011
Vincent Pino

/s/ Justiniano Gomes	Director	March 2, 2011
Justiniano Gomes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
America’s Suppliers, Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of America’s Suppliers, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malone-bailey.com
Houston, Texas
February 25, 2011

AMERICA’S SUPPLIERS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

Assets

Cash and cash equivalents	$397,209	$78,095
Certificates of deposit	900,000	785,000
Accounts receivable, net	85,479	68,107
Inventory	1,318	-
Prepaid expenses and other current assets	71,273	75,129
Total current assets	1,455,279	1,006,331
Property and equipment, net	355,760	274,351
Deferred financing costs	40,000
Deposits and other assets	57,264	32,251
Total assets	$1,908,303	$1,312,933

Liabilities and Deficit

Accounts payable	$1,540,510	$1,037,780
Accrued expenses	504,902	614,831
Deferred revenue	8,569	16,243
Other liabilities	4,487	5,815
Total current liabilities	2,058,468	1,674,669

ASI shareholders' deficit:
Preferred shares, $0.001 par value, 1,000,000 shares authorized, no shares outstanding at December 31, 2010 and 2009	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,255,857 and 12,925,348 shares issued and outstanding at December 31, 2010 and 2009, respectively	14,256	12,925
Additional paid in capital	6,550,963	6,574,345
Accumulated deficit	(6,715,384)	(6,949,006)
Total shareholders' deficit	(150,165)	(361,736)

Total liabilities and deficit	$1,908,303	$1,312,933

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

Net revenues	$15,409,064	$12,544,265
Advertising revenue	243,842	206,285
Cost of goods sold	10,399,870	8,335,089
Gross profit	5,253,036	4,415,461
Operating expenses:
Sales and marketing	3,013,803	2,758,025
General and administrative	1,986,423	2,561,416

Total operating expenses	5,000,226	5,319,441

Operating income (loss):	252,810	(903,980)
Other income (expense):
Interest expense	-	(4,500)
Loss from equity investment	(24,055)	-
Mark to market gains on liability for unauthorized shares	-	3,036
Other income (expense)	(4,320)	56,636

Total other income (expense)	(28,375)	55,172

Net income (loss)	224,435	(848,808)
Less: net loss attributable to noncontrolling interest	(9,187)	-

Net income (loss) attributable to America's Suppliers, Inc.	$233,622	$(848,808)

Net income (loss) per share:
Basic	$0.02	$(0.07)
Diluted	$0.02	$(0.07)

Weighted average common shares outstanding
Basic	12,964,732	12,889,428
Diluted	13,191,093	12,889,428

See accompanying notes to consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

			Additional		Non-
	Common Stock		Paid in	Accumulated	Controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance at December 31, 2008	12,668,180	$12,668	$6,473,921	$(6,100,198)	$-	$386,391

Net loss	-	-	-	(848,808)	-	(848,808)
Issuance of vested shares	295,126	295	(295)	-	-	-
Unissued share liability	-	-	131,216	-	-	131,216
Shares repurchased from converted debtholders	(37,958)	(38)	(65,174)	-	-	(65,212)
Stock based compensation - stock awards	-	-	34,677	-	-	34,677
Balance at December 31, 2009	12,925,348	12,925	6,574,345	(6,949,006)	-	(361,736)

Issuance of noncontrolling interest in subsidiary	-	-	-	-	9,187	9,187
Net income	-	-	-	233,622	(9,187)	224,435
Issuance of unvested shares	1,180,509	1,181	(1,181)	-	-	-
Issuance of vested shares	150,000	150	(150)	-	-	-
Stock based compensation - warrants	-	-	23,968	-	-	23,968
Stock based compensation - stock options	-	-	7,917	-	-	7,917
Stock based compensation - stock awards	-	-	31,591	-	-	31,591
Reacquisition of noncontrolling interest in subsidiary	-	-	(85,527)	-	-	(85,527)
Balance at December 31, 2010	14,255,857	$14,256	$6,550,963	$(6,715,384)	$-	$(150,165)

AMERICA’S SUPPLIERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2010	2009
Cash flows from operating activities:

Net income (loss)	$233,622	$(848,808)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Loss from equity investment	24,055	-
Mark to market gains /losses on liability for unauthorized shares	-	(3,036)
Loss attributable to noncontrolling interest	(9,187)	-
Depreciation and amortization	81,481	56,277
Bad debt expense	4,554	981
Loss on disposal of fixed assets	8,708	-
Stock-based compensation	63,476	34,677
Changes in assets and liabilities:
Accounts receivable	(21,926)	6,369
Inventory	(1,318)	-
Prepaid and other current assets	3,856	3,594
Deposits and other assets	(25,013)	1,648
Accounts payable	502,730	(138,390)
Accrued expenses	(109,929)	(156,576)
Deferred revenue	(7,674)	626
Other liabilities	(1,328)	1,163
Net cash provided by (used in) operating activities	746,107	(1,041,475)

Cash flows from investing activities:
Purchases of certificates of deposit	(115,000)	-
Maturities of certificates of deposit	-	1,333,933
Investment in Business Calcium	(100,395)	-
Purchases of property and equipment	(171,598)	(169,987)
Net cash (used in) provided by investing activities	(386,993)	1,163,946

Cash flows from financing activities:
Payment of deferred financing costs	(40,000)	-
Proceeds from line of credit	-	150,000
Payments on line of credit	-	(150,000)
Shares repurchased from converted debtholders	-	(65,212)
Net cash used in financing activities	(40,000)	(65,212)

Change in cash and cash equivalents	319,114	57,259

Cash and cash equivalents, beginning of period	78,095	20,836

Cash and cash equivalents, end of period	$397,209	$78,095

Supplemental cash flow disclosures:
Reclassification for liability associated with unauthorized, unissued shares to be issued	$-	$(24,717)
Reclassification for liability associated with unauthorized, unissued shares issued	$-	$155,933
Cash paid for interest	$-	$4,500

AMERICA’S SUPPLIERS, INC.
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

The consolidated financial statements set forth herein include the accounts and results of ASI, DDI Inc. and the results of Insignia and its subsidiaries beginning with the date of acquisition of the Merger.  Because DDI Inc. is the accounting acquirer in the Merger, all historical financial information for periods prior to June 23, 2008 are those of DDI Inc. and do not reflect the activities of Insignia.  All intercompany amounts are eliminated in consolidation.

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

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and prior history of uncollected accounts receivable. The allowance for doubtful accounts at December 31, 2010 and 2009 was $0 as the Company expected to collect substantially all amounts due. Bad debt expense for the years ended December 31, 2010 and 2009 was $4,554 and $7,481, respectively.

The Company follows the allowance method of recognizing sales returns. The allowance method recognizes sales returns as a percentage of sales based on a prior history of sales returns. The allowance for sales returns at December 31, 2010 and 2009 was $17,601. Sales returns expense for the years ended December 31, 2010 and 2009 was $444,205 and $368,148, respectively.

Inventory

Substantially all of the Company’s sales orders are shipped directly from the Company’s vendors. Accordingly, such inventory is not reflected on the consolidated financial statements at December 31, 2010 and 2009, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the assets' useful lives or lease terms. Depreciation and amortization expense was $81,481 and $56,277 for the years ended December 31, 2010 and 2009, respectively.

The Company capitalizes website development costs in accordance with the provisions of Accounting Standards Codification (“ASC”). Generally, the Company capitalizes costs incurred to develop its website applications and infrastructure. Capitalized website development costs totaled $71,000 and $54,068 for the years ended December 31, 2010 and 2009, respectively.

Long-lived Assets

In accordance with ASC 360-10, which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company evaluates its long-lived assets for impairment annually whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. The Company recognized no impairment loss at December 31, 2010 or 2009.

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

Deferred Rent

The Company is a lessee under an operating lease with escalating lease payments (see Note 7).  In accordance with the provisions of ASC 840, rent expense is recognized on a straight line basis over the life of lease.  Deferred rent was $4,487 and $5,815 at December 31, 2010 and 2009, respectively, and is included in other current liabilities in the accompanying consolidated balance sheets.

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

All amounts billed to customers for shipping and handling costs are included in net revenues in the consolidated statement of operations.  Actual shipping costs incurred are reflected as a component of cost of sales in the accompanying consolidated statements of operations.  Total shipping expense included in cost of sales was $1,872,401 and $1,519,170 for 2010 and 2009, respectively.

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

Advertising

The Company’s advertising activities consist of telemarketing, search engine optimization; Internet based advertising and other advertising activities.  The Company expenses advertising costs as incurred.  Advertising expense was $1,036,871 and $1,103,949 for  2010 and 2009, respectively.

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

As the total number of ordinary shares to be issued exceeded the authorized number of ordinary shares at December 31, 2008, the Company recognized a liability of $134,252 at December 31, 2008 for the fair value of unauthorized, unissued shares based on the quoted market prices available at the date of the legal commitment.  The fair value of the liability for unauthorized, unissued shares was recorded at market value as of December 31, 2008, and a corresponding gain of $3,036 was recognized due to changes in the fair value of the liability during 2009.  The Company issued all remaining shares to be issued during 2009.  This unissued shares liability was reclassified to equity in 2009 due to the authorized share increase and reverse stock split.

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

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3:  BUSINESS VENTURES

In December 2009, the Company began to develop WowMyUniverse.com, Inc. (“Wow”), a retail online business to sell directly to consumers, and Business Calcium, Inc. (“Business Calcium”), a website development company. Under related agreements, we paid $260,000 in 2010 for a 25% equity interest in Business Calcium and a 90% interest in Wow.  Business Calcium owned the remaining 10% interest in Wow.

From inception through September 30, 2010, Business Calcium and Wow incurred net operating losses of $96,219 and $98,153, respectively, as these entities were in the development stage and had yet to generate revenues.  Business Calcium was accounted for as an equity-method investment and our proportionate share of their losses were $24,055 which is reflected in other income (expense) in the accompanying consolidated income statement.  Wow was accounted for as a consolidated subsidiary, and the noncontrolling interest in Wow’s losses were $9,187 from inception through September 30, 2010.

On October 1, 2010, we exchanged our 25% investment in Business Calcium and a $50,000 promissory note for Business Calcium’s 10% noncontrolling interest in WOW, so that henceforth, we own 100% of WOW and none of Business Calcium.    The unsecured note bears interest at 6% annually.  In accordance with ASC 810-10-45, the Company has recorded the difference between the carrying value of the WOW noncontrolling interest of $0 and the carrying value of our investment in Business Calcium of $85,527 as a reduction to shareholders’ equity.

During 2010, most of our activities related to WowMyUniverse.com consisted of website development and marketing activities.  As this business is still in its infancy, we have yet to achieve significant revenues from this subsidiary.

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

	Year Ended December 31,
	2010	2009

Net income (loss) attributable to America's Suppliers	$233,622	$(848,808)

Basic weighted average common shares outstanding	12,964,732	12,889,428
Add incremental shares for:
Stock options	-	-
Warrants	226,361	-
Diluted weighted average common shares outstanding	13,191,093	12,889,428

Net income (loss) per share:
Basic	$0.02	$(0.07)
Diluted	$0.02	$(0.07)

The following dilutive securities were excluded from the computation of weighted average common shares outstanding as the effects were antidilutive:

	Year Ended December 31,
	2010	2009

Stock options	886,176	574,776
Warrants	717,483	1,707,447

NOTE 5:  PROPERTY AND EQUIPMENT

The following table sets forth information with respect to property and equipment at December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009

Software and website development costs	$380,791	$227,709
Computer equipment	158,804	151,162
Leasehold improvements	37,718	36,890
	577,313	415,761
Less: accumulated depreciation and amortization	(221,553)	(141,410)
	$355,760	$274,351

NOTE 6:  LINE OF CREDIT

The Company has a $150,000 revolving line of credit with a financial institution and during 2009, the Company repaid all borrowed amounts under the terms thereof.  At December 31, 2010 and 2009, the balance outstanding on the line of credit was $0.   Interest payments are due monthly at an annual rate of 6%.  The line of credit has no stated maturity date.

NOTE 7:  LEASES

Operating Leases

The Company leases office space in Scottsdale, Arizona under an operating lease that expires in 2012.  Rent expense under this lease totaled $126,992 and $124,782 for the years ended December 31, 2010 and 2009, respectively.

The Company is a party to various leases for office and communications equipment extending through 2014.  Lease expense related to these leases was $33,403 and $28,041 for 2010 and 2009, respectively.

Future minimum annual lease payments under the operating lease agreements are as follows for each of the years ended December 31:

2011	170,505
2012	150,922
2013	32,593
2014	4,614
2015	-
Thereafter	-
Total	$358,634

NOTE 8:  STOCK OPTIONS

The Company has a 1995 Incentive Stock Option Plan for U.S. employees (the “1995 Plan”), which provide for the issuance of stock options to employees and outside consultants of the Company to purchase shares of Common Stock. As of the date of this report, no shares are available for issuance under the 1995 Plan. The Company does not contemplate any future issuances or activity with respect to the 1995 Plan.

The Company maintains a 2009 Long Term Incentive Compensation Plan (the “2009 Plan”), which provide for the issuance of stock options to employees and outside consultants of the Company to purchase shares of Common Stock. As of the date of this report, 1,000,000 shares were authorized for issuance under the 2009 Plan.  Stock options are generally granted at prices of not less than 100% of the fair market value of the common stock on the date of grant. Options granted under our option plans generally vest over a four year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date.

During 2010, the Company granted an aggregate of 460,086 stock options under the 2009 Plan to certain employees and officers. The aggregate grant date fair value of the awards was $25,107 based on the following assumptions:

Volatility	69%
Expected life (years)	3.4
Risk-free rate of return	0.87%
Share price	$0.15
Forfeiture rate	10%

The following sets forth a summary of stock options:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2008	610,940	$2.28
Grants	-	-
Forfeitures	(36,164)	2.28
Exercises	-	-
Outstanding at December 31, 2009	574,776	$2.28
Grants	460,086	0.20
Forfeitures	(148,686)	3.29
Exercises	-	-
Outstanding at December 31, 2010	886,176	$1.03	3.1

Exerciseable at December 31, 2010	518,107	$1.62	2.0

The following sets forth exercise price information for options outstanding at December 31, 2010:

Exercise Price	Number of Shares

$0.01 - $0.89	460,086
$0.90 - $2.00	385,071
$2.01 - $4.00	37,919
$4.01 - $7.00	-
$7.01 - $10.00	1,000
$10.01 +	2,100
886,176

The options have no intrinsic value as of December 31, 2010.  The future expense relating to unvested awards is $17,190 at December 31, 2010 which will be recognized over a weighted average period of 1.8 years.

NOTE 9:  COMMON STOCK

On February 25, 2009, the Company granted of an aggregate of 1,475,636 common shares as follows:
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

At December 31, 2010, the Company included 295,127 shares as outstanding in connection with the grants described above. The Company estimated the grant date fair value to be $47,220 (net of estimated forfeitures) based on the stock price at the date of grant and an estimated 25%  probability of achieving the performance criteria. The Company recognized stock based compensation of $7,703 and $34,677 for 2010 and 2009, respectively, related to these awards.

During 2010, Peter Engel, the Company’s existing CEO and Chairman, unexpectedly passed away.  In recognition of his contributions to the Company, the Board of Directors approved an amendment to his restricted stock award from February 25, 2009, allowing his estate to vest in 79,172 shares by waiving the conditional closing price not less than $0.60 and daily volume of 5,000 shares for 25 days of a 30-day period.  The Company recognized an additional expense of $638 during the year ended December 31, 2010 related to this amendment.

During 2010, the Company issued an aggregate of 150,000 common shares to members of its Board of Directors.  These awards were made in lieu of cash compensation for service on the Board of Directors and vested on December 31, 2010.  The Company recognized $23,250 of expense during 2010 related to these awards.

NOTE 10:  WARRANTS

The following table summarizes warrants outstanding:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding at December 31, 2008	1,707,447	$1.46
Grants	-	-
Forfeitures	-	-
Exercises	-	-
Outstanding at December 31, 2009	1,707,447	1.46
Grants	300,000	0.20
Forfeitures	(434,819)	4.31
Exercises	-	-
Outstanding at December 31, 2010	1,572,628	$0.44	2.9	$68,412

Exerciseable at December 31, 2010	1,572,628	$0.44	2.9	$68,412

During 2010, the Company issued an aggregate of 300,000 warrants to members of its Board of Directors in lieu of cash compensation.   The grant date fair value of the awards was $23,968 based on the following assumptions:

Volatility	69%
Expected life (years)	5.0
Risk-free rate of return	2.01%
Share price	$0.15 - $0.18
Forfeiture rate	0%

These awards were fully expensed during the year ended December 31, 2010 as all awards vested at the date of grant.

NOTE 11:  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income taxes for years ended December 31, are summarized as follows:

	2010	2009
Current (benefit) / liability	$46,721	$(444,054)
Deferred provision	(46,721)	444,054
Net income tax provision	$-	$-

A reconciliation of the differences between the effective and statutory income tax rates for years ended December 31, is as follows:

	2010		2009
	Amount	Percent	Amount	Percent
Federal statutory rates	$76,308	34%	$(288,596)	34%
State income taxes	15,710	7%	(59,416)	7%
Changes in valuation allowance, including the utilization of net operating loss carryforwards	(96,538)	(43)%	344,922	(41)%
Permanent differences	4,520	2%	3,090	(0)%
Effective rate	$0	0%	$(0)	0%

At December 31, deferred income tax assets and liabilities were comprised of:

	2010	2009
Deferred tax assets (liabilities) - current:
Stock-based compensation	$75,970	$(49,945)
Book-tax differences in operating assets	5,155	15,541
Total current deferred tax assets (liabilities)	81,125	(34,404)
Deferred tax assets (liabilities) - long-term:
Net operating loss carryforwards	737,186	(880,446)
Total net deferred tax assets	818,311	(914,850)
Valuation allowance	(818,311)	914,850
Net deferred tax assets	$-	$-

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2010 based on estimates of recoverability.  While the Company has optimistic plans for its business and has recently achieved profitability, it determined that such a valuation allowance was necessary given the uncertainty with respect to future operations.

The Company has net operating loss carryforwards totaling approximately $1,798,000 which expire between 2013 and 2014 for state purposes and between 2023 and 2024 for federal purposes, respectively.

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

NOTE 14:  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan covering all full-time employees and participants may contribute a percentage of their compensation to the plan.  The Company does not currently match or make contributions to the plan.  Employee contributions are fully vested and nonforfeitable.  The assets of the plan are held separately from those of the Company and are independently managed and administered.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1
Agreement and Plan of Merger By and Among Insignia Solutions plc, Jeode Inc. and DollarDays International, Inc., dated June 23, 2008, incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K on March 18, 2009

2.2
Scheme of Arrangement, whereas America’s Suppliers, Inc., a Delaware corporation became the holding company of Insignia Solutions plc, a public limited company incorporated in England and Wales, incorporated by reference to the Registrant’s Definitive Proxy Statement filed on December 10, 2009

3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.1 filed with the Registrant’s Definitive Proxy Statement on December 10, 2009

3.2	Registrant’s By-Laws, incorporated by reference to Exhibit 3.2 filed with the Registrant’s Definitive Proxy Statement on December 10, 2009

10.1*	Registrant’s 2009 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 99 filed with the Registrant’s Preliminary Proxy Statement on April 17, 2009

10.2*
Employment Agreement, dated as of November 11, 2010, by and between the Registrant and Marc Joseph, incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on November 17, 2010

10.3*
Employment Agreement, dated as of November 30, 2010, by and between the Registrant and Michael Moore, incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on November 30, 2010

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on July 7, 2006

21†	Subsidiaries of the Registrant

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed or furnished herewith.

*
Compensatory Arrangement has been granted with respect to certain portions of this agreement. Such portions were omitted from this filing and filed separately with the Securities and Exchange Commission.