Form 10-Q
period 2011-03-31
America's Suppliers, Inc.
filed 2011-05-13
CIK 1002390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

(480) 922-8155
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  14,255,857 shares of common stock as of May 13, 2011.

AMERICA’S SUPPLIERS, INC.

i

PART I – FINANCIAL INFORMATION

Forward-Looking Information

Unless otherwise indicated, the terms “America’s Suppliers,” “ASI,” “Insignia Solutions plc,” “Insignia,” the “Company,” “we,” “us,” and “our” refer to America’s Suppliers, Inc. and its subsidiaries.  In this Quarterly Report on Form 10-Q, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the forward-looking information. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 1.    Financial Statements.

AMERICA’S SUPPLIERS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets

Cash and cash equivalents	$571,068	$397,209
Certificates of deposit	400,000	900,000
Accounts receivable, net	148,004	85,479
Inventory	1,118	1,318
Prepaid expenses and other current assets	74,693	71,273
Total current assets	1,194,883	1,455,279
Property and equipment, net	341,801	355,760
Deferred financing costs	-	40,000
Deposits and other assets	98,025	57,264
Total assets	$1,634,709	$1,908,303

Liabilities and Shareholders' Deficit

Accounts payable	$1,485,623	$1,540,510
Accrued expenses	399,330	504,902
Deferred revenue	-	8,569
Other liabilities	4,342	4,487
Total current liabilities	1,889,295	2,058,468

ASI shareholders' deficit:
Preferred shares, $0.001 par value, 1,000,000 shares authorized, no shares outstanding at December 31, authorized, no shares outstanding at December 31, 2010 and 2009	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, authorized, 12,925,348 shares outstanding at 14,255,857 shares issued and outstanding at March 31, 2011 and December 31, 2010	14,256	14,256
Additional paid in capital	6,573,329	6,550,963
Accumulated deficit	(6,842,171)	(6,715,384)
Total shareholders' deficit	(254,586)	(150,165)

Total liabilities and shareholders' deficit	$1,634,709	$1,908,303

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2011	2010

Net revenues	$3,293,427	$3,199,464
Advertising revenue	61,524	42,088
Cost of goods sold	2,195,198	2,149,600
Gross profit	1,159,753	1,091,952
Operating expenses:
Sales and marketing	717,495	609,043
General and administrative	570,628	458,343

Total operating expenses	1,288,123	1,067,386

Operating income (loss):	(128,370)	24,566
Other income (expense):
Loss from equity investment	-	(7,459)
Other income (expense)	1,583	1,353

Total other expense	1,583	(6,106)

Net income (loss)	(126,787)	18,460
Less: net loss attributable to noncontrolling interest	-	(3,791)

Net income (loss) attributable to America's Suppliers, Inc.	$(126,787)	$22,251

Net income (loss) per share:
Basic	$(0.01)	$-
Diluted	$(0.01)	$-

Weighted average common shares outstanding
Basic	13,075,348	12,925,348
Diluted	13,075,348	12,925,348

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:

Net income (loss)	$(126,787)	$22,251
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from equity investment	-	7,459
Loss attributable to noncontrolling interest	-	(3,791)
Depreciation and amortization	21,746	18,941
Bad debt expense	7,319	16
Stock-based compensation	22,366	2,828
Write-off of deferred financing costs	40,000	-
Changes in assets and liabilities:
Accounts receivable	(69,844)	(56,921)
Inventory	200	-
Prepaid and other current assets	(3,420)	15,006
Deposits and other assets	(10,761)	(3)
Accounts payable	(54,887)	30,052
Accrued expenses	(105,572)	(124,315)
Deferred revenue	(8,569)	(5,411)
Other liabilities	(145)	(349)
Net cash used in operating activities	(288,354)	(94,237)

Cash flows from investing activities:
Maturities of certificates of deposit	500,000	285,000
Investment in Business Calcium	-	(67,817)
Loans to Business Calcium	(30,000)	-
Purchases of property and equipment	(7,787)	(50,521)
Net cash provided by investing activities	462,213	166,662

Change in cash and cash equivalents	173,859	72,425

Cash and cash equivalents, beginning of period	397,209	78,095

Cash and cash equivalents, end of period	$571,068	$150,520

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-

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

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2010 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year end consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Certain reclassifications have been made to prior period reported amounts to conform to current year presentation.

Note 2:  Balance Sheet Information

Deferred Financing Costs

At December 31, 2010, the Company maintained a balance of $40,000 of deferred financing costs paid to a third party to assist with raising capital to expand the Company’s WowMyUniverse.com.  By March 31, 2011, it was determined that these capital efforts were unsuccessful, and the Company wrote off its $40,000 asset during the three months ended March 31, 2011.

Note Receivable

On October 1, 2010, the Company entered into an agreement to exchange its 25% ownership in Business Calcium for the counterparties’ 10% interest in our consolidated subsidiary, WowMyUniverse.com, thereby making WowMyUniverse a wholly-owned subsidiary.  As part of the consideration in the transaction, the Company agreed to loan Business Calcium $50,000 with interest at 6%.  In accordance with the terms of the note, the Company funded $20,000 during the quarter ended December 31, 2010 and $30,000 during the quarter ended March 31, 2011.  Of the $50,000 that is outstanding at March 31, 2011, $10,000 is reflected as part of other current assets and $40,000 is included in noncurrent assets in the accompanying unaudited consolidated balance sheet.  The terms of the note stipulate repayments to commence in July 2011 with the remaining balance due December 31, 2012.

Note 3:  Equity Compensation

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

As of March 31, 2011, 1,180,509 shares remain unvested as they have not met the vesting criteria.  The unvested shares are included in shares outstanding at March 31, 2011, but are excluded from the weighted average shares outstanding computation for basic earnings per share in accordance with ASC 260.  The Company recognized stock based compensation related to this award of $948 and $2,828, for the three months ended March 31, 2011 and 2010, respectively, based on the expected likelihood of achieving such performance criteria, the vesting schedule and requisite service period.

 Stock Options

The Company has historically granted stock options to certain vendors and employees as well as in connection with certain financing transactions.  During the quarter ended March 31, 2011, the Company granted 180,000 stock options at a strike price of $0.20 to members of its Board of Directors.  The grant date fair value of the awards was $19,856 which was determined using a Black Scholes option pricing model using the following assumptions:  volatility of 94%, risk-free rate of return of 1.15%-1.24%,  stock price of $0.20 and expected term of 2.5 years.  The options expire in 2016.  As these awards were immediately vested, the Company expensed the entire grant date fair value of the award during the three months ended March 31, 2011.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2011:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2010	886,176	$1.03	3.1
Grants	180,000	0.20
Forfeitures	(31,226)	3.19
Exercises	-	-
Outstanding at March 31, 2011	1,034,950	$0.82	3.3

Exerciseable at March 31, 2011	666,881	$1.16	2.7

The Company recognized expense of $21,418 during the three months ended March 31, 2011 related to stock option awards.  The Company has an aggregate of $15,627 of future expense (net of estimated forfeitures) related to nonvested awards which will be recognized over a weighted average period of 1.6 years.  The options had an intrinsic value of $6,400 as of March 31, 2011.

The following table sets forth exercise prices of outstanding options at March 31, 2011:

Exercise Price	Number of Shares

$0.01 - $0.89	640,086
$0.90 - $2.00	385,071
$2.01 - $4.00	7,193
$4.01 - $7.00	-
$7.01 - $10.00	1,000
$10.01 +	1,600
1,034,950

Warrants

The following table summarizes the Company’s warrant activity during the three months ended March 31, 2011:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding at December 31, 2010	1,572,628	$0.44	2.9	$68,412
Grants	-	-
Forfeitures	-	-
Exercises	-	-
Outstanding at March 31, 2011	1,572,628	$0.44	2.7	$97,066

Exerciseable at March 31, 2011	1,572,628	$0.44	2.7	$97,066

All warrants have been fully expensed as of March 31, 2011.  The following table sets forth exercise prices of outstanding warrants at March 31, 2011:

Exercise Price	Number of Shares

$0.10	855,145
$0.20	300,000
$1.20 - $1.30	417,483
1,572,628

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

Computation of net income (loss) per share is as follows:

	Three Months Ended March 31,
	2011	2010

Net income (loss) attributable to America's Suppliers	$(126,787)	$22,251

Basic weighted average common shares outstanding	13,075,348	12,925,348
Add incremental shares for:
Stock options	-	-
Warrants	-	-
Diluted weighted average common shares outstanding	13,075,348	12,925,348

Net income (loss) per share:
Basic	$(0.01)	$-
Diluted	$(0.01)	$-

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2011	2010

Stock options	1,034,950	523,505
Warrants	1,572,628	1,574,865

Additionally, an aggregate of 1,180,509 shares of unvested restricted stock were excluded from the above table as these shares are subject to market performance conditions that were not met as of March 31, 2011.

Note 5:  Subsequent Events

On April 12, 2011, the Company launched a promotional campaign on its website (www.dollardays.com) providing for free shipping in connection with orders of school supplies.  On that date, certain coupon sites suggested that their patrons combine the free shipping offer with coupons previously distributed in March for $20 for a Facebook promotion. Within 90 minutes, 23 coupon sites picked up this social marketing, which resulted in an overwhelming and unexpected customer response. The Company honored customer orders that were placed while the Company was addressing the error in its ordering system. This error resulted in losses of approximately $200,000 comprised of coupon redemption costs and shipping costs of the products. The Company anticipates that substantially all of the impact of the error on its financial position and results of operations will be reported in its Quarterly Report on Form 10-Q for the quarter ending June 30, 2011.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.  The following selected financial information is derived from our historical consolidated financial statements and should be read in conjunction with such consolidated financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.  This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 3, 2011.

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

Recent Operating Performance

During the first three months of 2011, we have generated a net loss totaling $87,699 from our primary operating subsidiary, DollarDays.  During the first three months of 2011 our investment in our startup WowMyUniverse.com, which began accepting online orders, generated net revenues of $9,626 offset by expenses of $48,712 for a net loss of $39,086.

Results of Operations

Net Revenues

Net Revenues	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	$3,293,427	$3,199,464	$93,963	2.9%

Net revenues increased for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, as a result of our continuing marketing efforts and increased business development programs.  Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Advertising Revenue

Advertising Revenue	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	$61,524	$42,088	$19,436	46.2%

Advertising revenue increased during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 as a result of our continuing marketing efforts and increased business development programs.

Cost of Goods Sold

Cost of Goods Sold	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	$2,195,198	$2,149,600	$45,598	2.1%

Cost of goods sold increased during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, due primarily to the increase in net revenues as discussed above. Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Gross margins have increased slightly from the comparable prior-year period for the three months ended March 31, 2011.  Margins were 35% and 34% for the three months ended March 31, 2011 and 2010, respectively.  These margins are influenced by the volume and mix of products sold in the period.

Sales and Marketing

Sales and Marketing	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	$717,495	$609,043	$108,452	17.8%

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users.  Sales and marketing expenses increased in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to increased efforts to generate revenues through increased pay-per-click advertising, marketing promotions, trade show appearances, and increased sales and telemarketing personnel.  Additionally, we added new sales associates to generate additional revenues.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

General and Administrative	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	$570,628	$458,343	$112,285	24.5%

General and administrative expenses increased in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due primarily to increased stock-based compensation charges, information technology salaries, board fees, and a write off of deferred financing costs.

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Other Expense

Other Expense	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	$1,583	$(6,106)	$7,689	125.9%

Other expense for the three months ended March 31, 2011 consisted of interest income on cash balances, short-term investments, notes receivable and other miscellaneous income.  Other income (expense) for the three months ended March 31, 2010 included $7,459 of losses on our investment in Business Calcium, partially offset by $1,353 of interest income.

Net Income (Loss)

Net Income (Loss)	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	$(126,787)	$22,251	$(149,038)	(669.8)%

Our net loss for the three months ended March 31, 2011 as compared to our net income the three months ended March 31, 2010 resulted primarily due to revenue growth fully offset by increases in sales and marketing and general and administrative expenses, each of which is described above.

Liquidity and Capital Resources

Our operating cash outflows were $288,354 for the three months ended March 31, 2011, as compared to outflows of $94,237 for the three months ended March 31, 2010, constituting an increase in cash used by operations of $194,117.  The change in net operating cash outflows is attributable to our $126,787 net loss for the first quarter of 2011 (as compared to $22,251 net income during the first quarter of 2010), a decrease in changes in working capital and other operating assets and liabilities of $111,057, offset by increased non-cash charges of $65,978.

 Investing cash inflows for the three months ended March 31, 2011 consisted of $500,000 of cash received from the maturities of certificates of deposit, partially offset by $30,000 of loans to Business Calcium, and $7,787 of investments in equipment and website development costs to support our business operations and expansion into the consumer marketplace.  Investing cash inflows for the three months ended March 31, 2010 consisted of $285,000 of cash from the sale of short-term investments, partially offset by a net cash outlay of $67,817 for our investment in Business Calcium (consisting of an aggregate investment of $77,004, of which $9,187 was used for Business Calcium’s investment in Wow, a consolidated entity) and $50,521 of investments in equipment and website development costs to support our business operations and expansion into the consumer marketplace.

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at March 31, 2011.

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

Changes In Internal Controls Over Financial Reporting

There have not been any changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ending March 31, 2011, that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

There have been no material updates to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

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