Form 10-Q
period 2011-06-30
America's Suppliers, Inc.
filed 2011-08-10
CIK 1002390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  13,970,339 shares of common stock as of August 1, 2011.

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

Item 1.   Financial Statements.

AMERICA’S SUPPLIERS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets

Cash and cash equivalents	$362,631	$397,209
Certificates of deposit	400,000	900,000
Accounts receivable, net	167,920	85,479
Inventory	1,303	1,318
Prepaid expenses and other current assets	55,352	71,273
Total current assets	987,206	1,455,279
Property and equipment, net	330,391	355,760
Deferred financing costs	-	40,000
Deposits and other assets	95,270	57,264
Total assets	$1,412,867	$1,908,303

Liabilities and Shareholders' Deficit

Accounts payable	$1,384,538	$1,540,510
Accrued expenses	410,998	504,902
Deferred revenue	-	8,569
Other liabilities	4,196	4,487
Total current liabilities	1,799,732	2,058,468

ASI shareholders' deficit:
Preferred shares, $0.001 par value, 1,000,000 shares
authorized, no shares outstanding at December 31, authorized, no shares
outstanding at June 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
13,970,339 and 14,255,857 shares issued and outstanding
at June 30, 2011 and December 31, 2010, respecitvely	13,970	14,256
Additional paid in capital	6,662,087	6,550,963
Accumulated deficit	(7,062,922)	(6,715,384)
Total shareholders' deficit	(386,865)	(150,165)

Total liabilities and shareholders' deficit	$1,412,867	$1,908,303

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenues	$4,127,200	$3,557,934	$7,420,626	$6,757,398
Advertising revenue	48,053	70,636	109,576	112,724
Cost of goods sold	2,847,653	2,336,623	5,042,850	4,486,223
Gross profit	1,327,600	1,291,947	2,487,352	2,383,899
Operating expenses:
Sales and marketing	945,412	746,958	1,662,906	1,355,999
General and administrative	599,301	526,429	1,169,928	984,772

Total operating expenses	1,544,713	1,273,387	2,832,834	2,340,771

Operating income (loss):	(217,113)	18,560	(345,482)	43,128
Other income (expense):
Loss from equity investment	-	-	-	(8,804)

Other income (expense)	1,406	(9,433)	2,989	(6,735)

Total other income (expense)	1,406	(9,433)	2,989	(15,539)

Income before income taxes	(215,707)	9,127	(342,493)	27,589
Income tax expense	(5,045)	-	(5,045)	-

Net income (loss)	(220,752)	9,127	(347,538)	27,589
Less: net loss attributable to noncontrolling interest	-	(4,352)	-	(8,143)

Net income (loss) attributable to America's Suppliers, Inc.	$(220,752)	$13,479	$(347,538)	$35,732

Net income (loss) per share:
Basic	$(0.02)	$-	$(0.03)	$-
Diluted	$(0.02)	$-	$(0.03)	$-

Weighted average common shares outstanding
Basic	13,214,830	12,925,348	13,145,475	12,925,348
Diluted	13,214,830	13,208,609	13,145,475	13,026,646

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:

Net income (loss)	$(347,538)	$35,732
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from equity investment	-	8,804
Loss attributable to noncontrolling interest	-	(8,143)
Depreciation and amortization	43,346	39,264
Bad debt expense	7,347	16
Loss on disposal of fixed assets	-	8,708
Stock-based compensation	110,838	4,673
Write-off of deferred financing costs	40,000	-
Changes in assets and liabilities:
Accounts receivable	(89,788)	(120,169)
Inventory	15	(1,102)
Prepaid and other current assets	7,921	19,614
Deposits and other assets	(6)	(10,006)
Accounts payable	(155,972)	406,564
Accrued expenses	(93,904)	(128,923)
Deferred revenue	(8,569)	(3,848)
Other liabilities	(291)	(698)
Net cash used in operating activities	(486,601)	250,486

Cash flows from investing activities:
Maturities of certificates of deposit	500,000	85,000
Investment in Business Calcium	-	(100,395)
Loans to Business Calcium	(30,000)	-
Purchases of property and equipment	(17,977)	(125,731)
Net cash provided by investing activities	452,023	(141,126)

Change in cash and cash equivalents	(34,578)	109,360

Cash and cash equivalents, beginning of period	397,209	78,095

Cash and cash equivalents, end of period	$362,631	$187,455

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 1:  Organization and Basis of Presentation

Background

America’s Suppliers, Inc. (the “Company”) is an Internet based provider of general merchandise through our wholly owned subsidiaries, DollarDays International, Inc. (“DollarDays”), and WowMyUniverse.com (“Wow”).  DollarDays is a wholesaler of general merchandise to small independent resellers through its website www.DollarDays.com.  Wow targets general consumers through its website WowMyUniverse.com.  Orders are placed by customers through the Company’s websites where, upon successful payment, the merchandise is shipped directly from the vendors’ warehouses.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2010 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year end consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Note Receivable

On October 1, 2010, the Company entered into an agreement to exchange its 25% ownership in Business Calcium for the counterparties’ 10% interest in our consolidated subsidiary, WowMyUniverse.com, thereby making WowMyUniverse a wholly-owned subsidiary.  As part of the consideration in the transaction, the Company agreed to loan Business Calcium $50,000 with interest at 6%.  In accordance with the terms of the note, the Company funded $20,000 during the quarter ended December 31, 2010 and $30,000 during the quarter ended June 30, 2011.  Of the $50,000 that is outstanding at June 30, 2011, $12,000 is reflected as part of other current assets and $38,000 is included in noncurrent assets in the accompanying unaudited consolidated balance sheet.  The terms of the note stipulate repayments to commence in July 2011 with the remaining balance due December 31, 2012.

Note 3:  Equity Compensation

Restricted Stock

On February 25, 2009, the Company granted of an aggregate of 1,475,636 common shares that vested in part based upon the Company achieving certain performance criteria as stipulated in the agreement.  On June 10, 2011, 894,991 shares were still outstanding but had yet to be vested..    On June 10, 2011, as consideration for services rendered, the Company modified the award to waive the performance criteria and establish a time-based vesting schedule, with 634,645 shares immediately vested and the remaining to be vested in February 2012.

The Company accounted for this as a share-based payment modification in accordance with the provisions of the FASB Accounting Standards Codification (“ASB”) Section 718.  As such, the Company computed the fair value of the restricted stock immediately before and after the modification, and will expense the incremental difference of $120,824, together with the unrecognized compensation cost attributable to the original grant of $1,738 on a pro rata basis over the remaining service period.  The Company recognized an aggregate of $86,909 during the three months ended June 30, 2011 relating to this modification.  As of June 30, 2011, 260,345 shares remain unvested.  The unvested shares are included in shares outstanding at June 30, 2011, but are excluded from the weighted average shares outstanding computation for basic earnings per share in accordance with ASC 260.

The Company recognized total expense of $87,857 during the six months ended June 30, 2011 related to restricted stock awards, inclusive of the effects of the modification.  The Company has an aggregate of $35,652 of future expense related to nonvested awards which will be recognized over the next eight months.  An aggregate of 285,518 shares were cancelled during the six months ended June 30, 2011 as the respective individuals were terminated.

 Stock Options

The Company has historically granted stock options to certain vendors and employees as well as in connection with certain financing transactions.  During the three months ended March 31, 2011, the Company granted 180,000 stock options at a strike price of $0.20 to members of its Board of Directors.  The grant date fair value of the awards was $19,856 which was determined using a Black Scholes option pricing model using the following assumptions:  volatility of 64%, risk-free rate of return of 1.15%-1.24%, stock price of $0.20 and expected term of 5 years.  The options expire in 2016.  As these awards were immediately vested, the Company expensed the entire grant date fair value of the award during the three months ended March 31, 2011.   No awards were granted during the three months ended June 30, 2011.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2011:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2010	886,176	$1.03	3.1
Grants	180,000	0.20
Forfeitures	(31,226)	3.19
Exercises	-	-
Outstanding at June 30, 2011	1,034,950	$0.82	3.0

Exerciseable at June 30, 2011	666,881	$1.16	2.4

The Company recognized expense of $22,981 during the six months ended June 30, 2011 related to stock option awards.  The Company has an aggregate of $14,065 of future expense (net of estimated forfeitures) related to nonvested awards which will be recognized over a weighted average period of 1.3 years.  The options had no intrinsic value at June 30, 2011.

The following table sets forth exercise prices of outstanding options at June 30, 2011:

Exercise Price	Number of Shares

$0.01 - $0.89	640,086
$0.90 - $2.00	385,071
$2.01 - $4.00	7,193
$4.01 - $7.00	-
$7.01 - $10.00	1,000
$10.01 +	1,600
1,034,950

Warrants

The following table summarizes the Company’s warrant activity during the three months ended June 30, 2011:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding at December 31, 2010	1,572,628	$0.44	2.9	$68,412
Grants	-	-
Forfeitures	-	-
Exercises	-	-
Outstanding at June 30, 2011	1,572,628	$0.44	2.4	$85,515

Exerciseable at June 30, 2011	1,572,628	$0.44	2.4	$85,515

All warrants have been fully expensed as of June 30, 2011.  The warrants had an intrinsic value of $85,515 and 68,412 at June 30, 2011 and December 31, 2010, respectively.
The following table sets forth exercise prices of outstanding warrants at June 30, 2011:

Exercise Price	Number of Shares

$0.10	855,145
$0.20	300,000
$1.20 - $1.30	417,483
1,572,628

Note 4:  Net Income (Loss) Per Share

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted loss per share reflects potential dilution from the exercise or conversion of securities into common stock. The effects of certain stock options and warrants are excluded from the determination of the weighted average common shares outstanding for diluted income per share in each of the periods presented as the effects were antidilutive and as the exercise price for the outstanding instruments exceeded or was equal to the average market price for the Company’s common stock.

Computation of net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss) attributable to America's Suppliers	$(220,752)	$13,479	$(347,538)	$35,732

Basic weighted average common shares outstanding	13,214,830	12,925,348	13,145,475	12,925,348
Add incremental shares for:
Stock options	-	-	-	-
Warrants	-	283,261	-	101,298
Diluted weighted average common shares outstanding	13,214,830	13,208,609	13,145,475	13,026,646

Net income (loss) per share:
Basic	$(0.02)	$-	$(0.03)	$-
Diluted	$(0.02)	$-	$(0.03)	$-

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2011	2010

Stock options	1,034,950	426,090
Warrants	1,572,628	537,328
Restricted stock	260,345	1,180,509

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Operating Performance

Loss from Coupon Promotion

We have been utilizing various promotional campaigns over the past twelve months that have yielded substantial increases in revenues.  However, we encountered unforeseen losses during the three months ended June 30, 2011 related to one of these campaigns.  On April 12, 2011, we launched a promotional campaign on our website (www.dollardays.com) providing for free shipping in connection with orders of school supplies.  On that date, certain coupon sites suggested that their patrons combine the free shipping offer with coupons previously distributed in March for $20 for a Facebook promotion. Within 90 minutes, 23 coupon sites picked up this social marketing, which resulted in an overwhelming and unexpected customer response. We honored customer orders that were placed while we were addressing the error in our ordering system. This error resulted in losses of approximately $214,000 during the three months ended June 30, 2011 comprised of coupon redemption costs and shipping costs of the products. This loss reduced our gross margin by approximately 5% for the quarter ended June 30, 2011.  We have implemented additional operational controls to prevent similar occurrences in the future.

Results of Operations

Net Revenues

Net Revenues	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$4,127,200	$3,557,934	$569,266	16.0%
Six months ended June 30,	$7,420,626	$6,757,398	$663,228	9.8%

Net revenues increased for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively, as a result of our continuing marketing efforts and increased business development programs.  Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Advertising Revenue

Advertising Revenue	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$48,053	$70,636	$(22,583)	(32.0)%
Six months ended June 30,	$109,576	$112,724	$(3,148)	(2.8)%

Advertising revenue decreased during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, respectively, as a result of strategic shifts in our marketing strategies as we focused toward generating merchandising revenues.

Cost of Goods Sold

Cost of Goods Sold	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$2,847,653	$2,336,623	$511,030	21.9%
Six months ended June 30,	$5,042,850	$4,486,223	$556,627	12.4%

    Cost of goods sold increased during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, respectively, due primarily to the increase in net revenues as discussed above and the negative impacts of the coupon promotion described in “Recent Operating Performance” above, which added approximately $214,000 costs with no corresponding increase in revenues. Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Gross margins have decreased from the comparable prior-year periods for the three months ended June 30, 2011 due to the impacts of the coupon promotion.  Margins were 32% and 36% for the three months ended June 30, 2011 and 2010, respectively.  Excluding the effects of the promotion, margins would have improved by 1 percent for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, respectively.  These margins are also influenced by the volume and mix of products sold in the period.

Cost of goods sold increased during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, due primarily to the increase in net revenues and the negative impacts of the coupon promotion, each as discussed above. Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Gross margins decreased from the comparable prior-year period for the six months ended June 30, 2011 due to the impacts of the coupon promotion.  Margins were 33% and 35% for the six months ended June 30, 2011 and 2010, respectively.  Excluding the effects of the promotion, margins would have improved by 1 percent for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, respectively These margins are influenced by the volume and mix of products sold in the period.

Sales and Marketing

Sales and Marketing	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$945,412	$746,958	$198,454	26.6%
Six months ended June 30,	$1,662,906	$1,355,999	$306,907	22.6%

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users.  Sales and marketing expenses increased in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 due to increased efforts to generate revenues through increased pay-per-click advertising, marketing promotions, trade show appearances, and increased sales and telemarketing personnel.  Additionally, we added new sales associates to generate additional revenues.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users.  Sales and marketing expenses increased in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due to increased efforts to generate revenues through increased pay-per-click advertising, marketing promotions, trade show appearances, and increased sales and telemarketing personnel.  Additionally, we added new sales associates to generate additional revenues.

General and Administrative

General and Administrative	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$599,301	$526,429	$72,872	13.8%
Six months ended June 30,	$1,169,928	$984,772	$185,156	18.8%

    General and administrative expenses increased in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 due primarily to increased stock-based compensation charges, information technology salaries, and board fees, partially offset by reduced corporate salaries and bonuses.

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

General and administrative expenses increased in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due primarily to increased stock-based compensation charges, information technology salaries, board fees, and a write off of deferred financing costs, partially offset by reduced corporate salaries and bonuses.

Other Expense

Other Expense	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$1,406	$(9,433)	$10,839	114.9%
Six months ended June 30,	$2,989	$(15,539)	$18,528	119.2%

Other expense for the three months ended June 30, 2011 consisted of interest income on cash balances, short-term investments, notes receivable and other miscellaneous income.  Other income (expense) for the three months ended June 30, 2010 included $1,345 of losses on our investment in Business Calcium and $8,708 of losses on the disposal of property and equipment, partially offset by $620 of interest income.

Other expense for the six months ended June 30, 2011 consisted of interest income on cash balances, short-term investments, notes receivable and other miscellaneous income.  Other income (expense) for the six months ended June 30, 2010 included $8,804 of losses on our investment in Business Calcium and $8,708 of losses on the disposal of property and equipment, partially offset by $1,973 of interest income.

Net Income (Loss)

Net Income (Loss)	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$(220,752)	$13,479	$(234,231)	(1737.7)%
Six months ended June 30,	$(347,538)	$35,732	$(383,270)	(1072.6)%

Our net loss for the three months ended June 30, 2011 as compared to our net income the three months ended June 30, 2010 resulted primarily due to revenue growth fully offset by cost of sales, increases in sales and marketing and general and administrative expenses, each of which is described above.

Our net loss for the six months ended June 30, 2011 as compared to our net income the six months ended June 30, 2010 resulted primarily due to revenue growth fully offset by cost of sales, increases in sales and marketing and general and administrative expenses, each of which is described above.

Liquidity and Capital Resources

Our operating cash outflows were $486,601 for the six months ended June 30, 2011, as compared to inflows of $250,486 for the six months ended June 30, 2010, constituting an increase in cash used by operations of $737,087.  The change in net operating cash outflows is attributable to our $347,538 net loss for the first six months of 2011 (as compared to $35,732 net income during the first six months of 2010), a decrease in changes in working capital and other operating assets and liabilities of $502,026, offset by increased non-cash charges of $148,209.  Our cash flows were negatively affected by the negative impacts of the coupon promotion described in “Recent Operating Performance” above.

 Investing cash inflows for the three months ended June 30, 2011 consisted of $500,000 of cash received from the maturities of certificates of deposit, partially offset by $30,000 of loans to Business Calcium, and $17,977 of investments in equipment and website development costs to support our business operations and expansion into the consumer marketplace.  Investing cash inflows for the six months ended June 30, 2010 consisted of $85,000 of cash from the sale of short-term investments, partially offset by a net cash outlay of $100,395 for our investment in Business Calcium (consisting of an aggregate investment of $77,004, of which $9,187 was used for Business Calcium’s investment in Wow, a consolidated entity) and $125,731 of investments in equipment and website development costs to support our business operations and expansion into the consumer marketplace.

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at June 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes In Internal Controls Over Financial Reporting

There have not been any changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ending June 30, 2011, that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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