Form 10-Q
period 2011-09-30
America's Suppliers, Inc.
filed 2011-11-14
CIK 1002390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
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
Not applicable
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  13,970,339 shares of common stock as of October 31, 2011.

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

Item 1.	Financial Statements.

AMERICA’S SUPPLIERS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets

Cash and cash equivalents	$311,150	$397,209
Certificates of deposit	800,000	900,000
Accounts receivable, net	204,540	85,479
Inventory	3,345	1,318
Prepaid expenses and other current assets	102,941	71,273
Total current assets	1,421,976	1,455,279
Property and equipment, net	316,389	355,760
Deferred financing costs	-	40,000
Deposits and other assets	92,273	57,264
Total assets	$1,830,638	$1,908,303

Liabilities and Shareholders' Deficit

Accounts payable	$1,612,854	$1,540,510
Accrued expenses	358,263	504,902
Deferred revenue	-	8,569
Other liabilities	4,051	4,487
Total current liabilities	1,975,168	2,058,468

ASI shareholders' deficit:
Preferred shares, $0.001 par value, 1,000,000 shares authorized, no shares outstanding at September 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,970,339 and 14,255,857 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	13,970	14,256
Additional paid in capital	6,688,693	6,550,963
Accumulated deficit	(6,847,193)	(6,715,384)
Total shareholders' deficit	(144,530)	(150,165)

Total liabilities and shareholders' deficit	$1,830,638	$1,908,303

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenues	$4,916,984	$4,542,949	$12,337,610	$11,300,347
Advertising revenue	43,355	55,356	152,932	168,080
Cost of goods sold	3,308,138	3,081,502	8,350,988	7,567,726
Gross profit	1,652,201	1,516,803	4,139,554	3,900,701
Operating expenses:
Sales and marketing	921,898	858,888	2,587,581	2,248,846
General and administrative	515,589	461,012	1,682,740	1,411,822

Total operating expenses	1,437,487	1,319,900	4,270,321	3,660,668

Operating income (loss):	214,714	196,903	(130,767)	240,033
Other income (expense):
Loss from equity investment	-	-	-	(24,055)
Other income (expense)	1,708	(14,172)	4,697	(5,656)

Total other income (expense)	1,708	(14,172)	4,697	(29,711)

Income (loss) before income taxes	216,422	182,731	(126,070)	210,322
Income tax expense	(694)	-	(5,739)	-

Net income (loss)	215,728	182,731	(131,809)	210,322
Less: net loss attributable to noncontrolling interest	-	(1,043)	-	(9,187)

Net income (loss) attributable to America's Suppliers, Inc.	$215,728	$183,774	$(131,809)	$219,509

Net income (loss) per share:
Basic	$0.02	$0.01	$(0.01)	$0.02
Diluted	$0.02	$0.01	$(0.01)	$0.02

Weighted average common shares outstanding
Basic	13,709,993	12,925,348	13,335,715	12,925,348
Diluted	14,065,783	13,172,308	13,335,715	13,061,921

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:

Net income (loss)	$(131,809)	$219,509
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from equity investment	-	24,055
Loss attributable to noncontrolling interest	-	(9,187)
Depreciation and amortization	64,816	60,309
Bad debt expense	7,347	4,645
Loss on disposal of fixed assets	-	8,708
Stock-based compensation	137,444	35,131
Write-off of deferred financing costs	40,000	-
Changes in assets and liabilities:
Accounts receivable	(126,408)	(26,493)
Inventory	(2,027)	(1,237)
Prepaid and other current assets	(39,668)	14,603
Deposits and other assets	2,991	(25,009)
Accounts payable	72,344	632,834
Accrued expenses	(146,639)	(195,663)
Deferred revenue	(8,569)	(250)
Other liabilities	(436)	(1,049)
Net cash used in operating activities	(130,614)	740,906

Cash flows from investing activities:
Maturities of certificates of deposit	100,000	85,000
Investment in Business Calcium	-	(100,395)
Loans to Business Calcium	(30,000)	-
Purchases of property and equipment	(25,445)	(151,170)
Net cash provided by investing activities	44,555	(166,565)

Change in cash and cash equivalents	(86,059)	574,341

Cash and cash equivalents, beginning of period	397,209	78,095

Cash and cash equivalents, end of period	$311,150	$652,436

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-

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

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2010 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year end consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Note Receivable

On October 1, 2010, the Company entered into an agreement to exchange its 25% ownership in Business Calcium Inc. (“Business Calcium”) for its 10% interest in our consolidated subsidiary, WowMyUniverse.com, thereby making WowMyUniverse a wholly-owned subsidiary.  As part of the consideration in the transaction, the Company agreed to loan Business Calcium $50,000 with interest at 6%.  In accordance with the terms of the note, the Company funded $20,000 during the quarter ended December 31, 2010 and $30,000 during the quarter ended June 30, 2011.  Of the $50,000 that was outstanding at September 30, 2011, $15,000 was reflected as part of other current assets and $35,000 was included in noncurrent assets in the accompanying unaudited consolidated balance sheet.  Pursuant to the terms of the note repayments were to commence in July 2011 with the remaining balance due December 31, 2012.   As of September 30, 2011, the Company had not received any repayments on this note receivable.   On October 6, 2011, representatives of the Company sent Business Calcium a notice of default and demand for immediate payment of all amounts due and owing under the note.  The Company received a response from Business Calcium indicating that payment is expected to begin in late November 2011.

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

The Company accounted for this as a share-based payment modification in accordance with the provisions of the FASB Accounting Standards Codification (“ASC”) Section 718.  As such, the Company computed the fair value of the restricted stock immediately before and after the modification, and is expensing the incremental difference of $120,824, together with the unrecognized compensation cost attributable to the original grant of $1,738 on a pro rata basis over the remaining service period.  As of September 30, 2011, 260,345 shares remain unvested.  The unvested shares are included in shares outstanding at September 30, 2011, but are excluded from the weighted average shares outstanding computation for basic earnings per share in accordance with ASC 260.

The Company recognized total expense of $101,227 during the nine months ended September 30, 2011 related to restricted stock awards, inclusive of the effects of the modification.  The Company has an aggregate of $22,283 of future expense related to nonvested awards which will be recognized over the next five months.  An aggregate of 285,518 shares were cancelled during the nine months ended September 30, 2011 as the respective individuals were terminated.

 Stock Options

The Company has historically granted stock options to certain vendors and employees as well as in connection with certain financing transactions.  During the three months ended March 31, 2011, the Company granted 180,000 stock options at a strike price of $0.20 to members of its Board of Directors.  The grant date fair value of the awards was $19,856, which was determined using a Black Scholes option pricing model using the following assumptions:  volatility of 64%, risk-free rate of return of 1.15%-1.24%, stock price of $0.20 and expected term of 5 years.  The options expire in 2016.  As these awards were immediately vested, the Company expensed the entire grant date fair value of the award during the three months ended March 31, 2011.   No other awards were granted during the nine months ended September 30, 2011.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2011:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2010	886,176	$1.03	3.1
Grants	180,000	0.20
Forfeitures	(41,698)	2.82
Exercises	-	-
Outstanding at September 30, 2011	1,024,478	$0.81	2.8

Exerciseable at September 30, 2011	748,426	$1.04	2.4

The Company recognized expense of $24,544 during the nine months ended September 30, 2011 related to stock option awards, including expense associated with awards granted in 2010.  The Company has an aggregate of $12,502 of future expense (net of estimated forfeitures) related to nonvested awards which will be recognized over a weighted average period of 1.1 years.  The options had no intrinsic value at September 30, 2011.

The following table sets forth exercise prices of outstanding options at September 30, 2011:

Exercise	Number of Shares
Price	Outstanding	Exerciseable

$0.01 - $0.89	640,086	364,034
$0.90 - $2.00	374,599	374,599
$2.01 - $4.00	7,193	7,193
$4.01 - $7.00	-	-
$7.01 - $10.00	1,000	1,000
$10.01 +	1,600	1,600
	1,024,478	748,426

Warrants

During the quarter ended September 30, 2011, the Company granted 150,000 fully vested warrants to its Chief Executive Officer for prior services rendered.  The grant date fair value of these warrants was $11,673 using the following assumptions:  volatility of 70%, risk-free rate of return of 1.7%, stock price of $0.18 and expected term of 2.5 years.  The following table summarizes the Company’s warrant activity during the nine months ended September 30, 2011:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding at December 31, 2010	1,572,628	$0.44	2.9	$68,412
Grants	150,000	0.18
Forfeitures	-	-
Exercises	-	-
Outstanding at September 30, 2011	1,722,628	$0.41	2.4	$17,103

Exerciseable at September 30, 2011	1,722,628	$0.41	2.4	$17,103

All warrants have been fully expensed as of September 30, 2011.

The following table sets forth exercise prices of outstanding warrants at September 30, 2011:

Exercise Price	Number of Shares

$0.10	855,145
$0.18	150,000
$0.20	300,000
$1.20 - $1.30	417,483
1,722,628

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

Computation of net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss) attributable to America's Suppliers	$215,728	$183,774	$(131,809)	$219,509

Basic weighted average common shares outstanding	13,709,993	12,925,348	13,335,715	12,925,348
Add incremental shares for:
Stock options	-	-	-	-
Warrants	355,790	246,960	-	136,573
Diluted weighted average common shares outstanding	14,065,783	13,172,308	13,335,715	13,061,921

Net income (loss) per share:
Basic	$0.02	$0.01	$(0.01)	$0.02
Diluted	$0.02	$0.01	$(0.01)	$0.02

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2011	2010

Stock options	1,024,478	886,176
Warrants	1,722,628	787,328
Restricted stock	260,345	1,180,509

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

Our website has a registered base of approximately 2,000,000 small businesses and receives approximately 3 million monthly page views.  We receive an average of approximately 5,500 orders per month.  Our target audience is smaller businesses.

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

Results of Operations

Net Revenues

Net Revenues	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$4,916,984	$4,542,949	$374,035	8.2%
Nine months ended September 30,	$12,337,610	$11,300,347	$1,037,263	9.2%

Net revenues increased for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively, as a result of our continuing marketing efforts and increased business development programs, including new relationships with remarketing companies.  Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Advertising Revenue

Advertising Revenue	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$43,355	$55,356	$(12,001)	(21.7)%
Nine months ended September 30,	$152,932	$168,080	$(15,148)	(9.0)%

Advertising revenue decreased during the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, respectively, as a result of strategic shifts in our marketing strategies to reduce the number of ads shown on each webpage.

Cost of Goods Sold

Cost of Goods Sold	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$3,308,138	$3,081,502	$226,636	7.4%
Nine months ended September 30,	$8,350,988	$7,567,726	$783,262	10.4%

Cost of goods sold increased during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due primarily to the increase in net revenues as discussed above.  Gross margins as a percentage of total revenue were relatively consistent at 33.3% for the three months ended September 30, 2011 as compared to 33.0% for the three months ended September 30, 2010.

Cost of goods sold increased during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due primarily to the increase in net revenues and the negative impacts of the coupon promotion described in “Recent Operating Performance” above, which added approximately $214,000 to the cost of goods sold during the nine months ended September 30, 2011.  Gross margins as a percentage of total revenue were 33.1% during the nine months ended September 30, 2011 as compared to 34.0% during the nine months ended September 30, 2010.  Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Sales and Marketing

Sales and Marketing	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$921,898	$858,888	$63,010	7.3%
Nine months ended September 30,	$2,587,581	$2,248,846	$338,735	15.1%

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users.  Sales and marketing expenses increased in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 due to increased efforts to generate revenues through increased pay-per-click advertising, marketing promotions, trade show appearances, and increased sales and telemarketing personnel.  Additionally, we added new sales associates to generate additional revenues.

           Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

Sales and marketing expenses increased in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 for similar reasons as described above, although the increase was more dramatic due to strong sales and marketing efforts during the three months ended June 30, 2011 as we ran additional campaigns to promote sales of back to school  merchandise.

General and Administrative

General and Administrative	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$515,589	$461,012	$54,577	11.8%
Nine months ended September 30,	$1,682,740	$1,411,822	$270,918	19.2%

General and administrative expenses increased in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due primarily to increased information technology salaries, noncapitalizable software costs and board fees, partially offset by reduced corporate salaries.

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

General and administrative expenses increased in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due primarily to increased stock-based compensation charges, information technology salaries, noncapitalizable software costs, board fees, and a write off of deferred financing costs, partially offset by reduced corporate salaries.

Other Income (Expense)

Other Income (Expense)	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$1,708	$(14,172)	$15,880	112.1%
Nine months ended September 30,	$4,697	$(29,711)	$34,408	115.8%

Other income (expense) for the three months ended September 30, 2011 consisted of interest income on cash balances, short-term investments, notes receivable and other miscellaneous income.  Other income (expense) for the three months ended September 30, 2010 included $15,251 of losses on our investment in Business Calcium, partially offset by $1,079 of interest income.

Other expense for the nine months ended September 30, 2011 consisted of interest income on cash balances, short-term investments, notes receivable and other miscellaneous income.  Other income (expense) for the nine months ended September 30, 2010 included $24,055 of losses on our investment in Business Calcium and $8,708 of losses on the disposal of property and equipment, partially offset by $3,052 of interest income.

Net Income (Loss)

Net Income (Loss)	2011	2010	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$215,728	$183,774	$31,954	17.4%
Nine months ended September 30,	$(131,809)	$219,509	$(351,318)	(160.0)%

Our net income for the three months ended September 30, 2011 increased as compared to our net income the three months ended September 30, 2010 resulted primarily due to revenue growth partially offset by cost of sales, increases in sales and marketing and general and administrative expenses, each of which is described above.

Our net loss for the nine months ended September 30, 2011, as compared to our net income for the nine months ended September 30, 2010, resulted primarily due to revenue growth fully offset by cost of sales, increases in sales and marketing and general and administrative expenses, and the impacts of the loss from coupon promotion, each of which is described above.

Liquidity and Capital Resources

Our operating cash outflows were $130,614 for the nine months ended September 30, 2011, as compared to inflows of $740,906 for the nine months ended September 30, 2010, constituting an increase in cash used by operations of $871,520.  The change in net operating cash outflows is attributable to our $131,809 net loss for the first nine months of 2011 (as compared to $219,509 net income during the first nine months of 2010), a decrease in changes in working capital and other operating assets and liabilities of $646,148, offset by increased non-cash charges of $125,946.  A portion of the significant cash flows from operations for the nine months ended September 30, 2010 was the result of an extension of our payment terms which resulted in an increase in accounts payable of $632,834.  Our cash flows were negatively affected in the nine months ended September 30, 2011 by the negative impacts of the coupon promotion described in “Recent Operating Performance” above.

 Investing cash inflows for the nine months ended September 30, 2011 consisted of $100,000 of cash received from the maturities of certificates of deposit, partially offset by $30,000 of loans to Business Calcium, and $25,445 of investments in equipment and website development costs to support our business operations and expansion into the consumer marketplace.  Investing cash outflows for the nine months ended September 30, 2010 consisted of $85,000 of cash from the sale of short-term investments, offset by a net cash outlay of $100,395 for our investment in Business Calcium and $151,170 of investments in equipment and website development costs to support our business operations and expansion into the consumer marketplace.

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

We did not have any off-balance sheet arrangements at September 30, 2011.

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

Changes In Internal Controls Over Financial Reporting

There have not been any changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ending September 30, 2011, that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Moore
Michael Moore
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)