Form 10-K
period 2011-12-31
America's Suppliers, Inc.
filed 2012-03-14
CIK 1002390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer   ☐       Accelerated filer   ☐       Non-accelerated filer   ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐   No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,708,177 as of June 30, 2011, based upon the closing sale price of the registrant’s common equity reported for such date on the pink sheets. Ordinary shares held by each officer and director and by each person who owns 10% or more of the outstanding ordinary share capital have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2012, there were 13,709,933 shares of common stock $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

We continually add new, limited inventory products to our website in order to create an atmosphere that encourages customers to visit frequently and purchase products before the inventory sells out.  Through our Internet catalog, we offer approximately 150,000 products, including up to 25,000 closeout items at further discounted prices.  Closeout merchandise is typically available in inconsistent quantities and prices.

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

Our website has a registered base of approximately 230,000 small businesses and receives approximately 3 million monthly page views.  We receive an average of approximately 5,000 orders per month.  Our target audience is smaller businesses.

Our historical success has resulted largely from the size of our community of active users.  We had approximately 35,000 unique customers place an order with us in 2011 as compared to approximately 29,500 unique customers who placed an order with us in 2010.  We believe our sales and marketing efforts make inefficient markets more efficient because:

•	Our website includes more than 150,000 items on any given day and makes available to our users a wide variety of goods; and
•	We bring buyers and sellers together for lower costs than traditional intermediaries.

We have had increased success throughout the years by attracting repeat customers.  In 2009, 2010 and 2011, the sales volume of individuals who purchased through our website four times or more were 40%, 40% and 41%, respectively.

WowMyUniverse.com

During 2010, we established a majority-owned subsidiary, WowMyUniverse.com to develop a retail online business to sell directly to consumers. On October 1, 2010, this subsidiary became wholly owned as we acquired the non-controlling interest in exchange for our interest in an unconsolidated subsidiary.

During 2010, most of our activities related to WowMyUniverse.com consisted of website development and marketing activities. While we experienced limited sales through test marketing in 2010 and early 2011, we began full operations in the second half of 2011. Revenues from WowMyUniverse.com were approximately $185,000 in 2011.

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

Avon	Fruit of the Loom	3M
Black & Decker	Gillette	Tommy Hilfiger
Calvin Klein	Revlon	Tonka
Colgate	Kellogg’s	Victoria’s Secret
Disney	NFL	Ziploc

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

The number of total products we offer has grown from less than 5,000 in 2001, to more than 150,000 products in 2011.  The number of products and product categories change throughout the year, as we periodically reorganize our departments and/or categories to better reflect our current product offerings.

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

Marketing

Our marketing initiatives include, but are not limited to, the following:

Web Positioning:  In order to maintain favorable positioning and to increase the likelihood of our website being “found” by customers looking for wholesale merchandise, we maintain a proactive search engine optimization effort to assure continued high search engine placement.  We currently have over 350,000 web pages indexed in various search engines, including Google, Bing, Yahoo, MSN and AOL.  Part of the continuing search engine optimization program involves evolution of page content and product descriptions for maximum indexing and rank possibilities.  We believe our newer categories and higher priced products in existing categories help to increase search engine visibility and should, therefore, increase visitor counts.  Approximately 75%, 75% and 73% of our gross sales in 2011, 2010 and 2009, respectively, came from “organic” (i.e., unpaid) search engine traffic.

Website Design : We continually evaluate our website and make improvements as deemed necessary.  Periodically, we intend to re-design our website as market factors and technological advances necessitate.

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

Sales

No single customer accounts for more than 5% of our sales.  We utilize internal staffing and outsourced resources to have sales and support coverage 24 hours per day, seven days a week.  The primary function of the sales staff is to field incoming calls and make outgoing calls to solicit new customers, obtain additional sales from infrequent purchasers and re-contact lapsed customers.

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

Our primary distribution channel is online sales to small businesses, non-profits and home-based businesses located in the United States.  During 2011 and 2010, sales to domestic customers accounted for approximately 93% of our net sales, respectively.

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

We have over 400 vendors and no single vendor accounts for more than 10% of our sales.

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

Technology

We use our internally developed software to support our operations.  We have developed intuitive user interfaces and customer tools to create a user-friendly website and developed transaction processing, database and network applications that help enable our users to reliably and securely complete transactions on our sites.  Our technology infrastructure simplifies the storage and processing of large amounts of data, eases our operation, and automates much of the administration.    Our Internet hosting provider utilizes a distributed protection system to catch and mitigate attacks launched against our servers in addition to regular vulnerability testing. The application sites are hosted using multiple virtual machines spread across multiple physical servers for performance, stability, and protection from hardware failure. Static files such as imagery are mirrored to a content distribution network for low latency delivery to visitors.

We also use a third-party application to provide search, navigation and merchandising techniques to guide customers through our website.  We currently employ two full-time IT engineers to monitor and maintain the functionality of our website with domain specialists available in an on-call basis.

We have also developed a web-based e-commerce property specially tailored for vendors listing products on our website.  The technology is designed to permit our vendors to list their own products on our website, subject to our approval, and remove such products once the respective inventory is depleted.  This technology eases the burden on merchandising personnel to maintain accurate product information and available quantities. The system also provides a means for vendors to provide immediate tracking and short-ship information to speed collection of funds from customers.

Essential systems are backed up on a regular basis mirrored to multiple secure off-site locations for disaster recovery.

We are continually improving our technology to enhance the customer experience and increase efficiency, scalability, and security.

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

Employees

As of December 31, 2011, we had a total of 39 full-time employees.  We have never had a work stoppage, and none of our employees are represented by a labor union.  We consider our employee relationships to be positive.

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

During 2010, we made investments in a retail website, WowMyUniverse.com. We may experience negative cash flows in the future as we continue to develop this business. We may not have adequate cash flows from our other operations to fund the development of this business. Our experience in developing online businesses is limited to the wholesale marketplace, and our relative lack of experience in retail commerce may be detrimental to the success of WowMyUniverse.com. We may face exposure to business conditions and risks that are unforeseen as a result of this lack of experience.

The loss of key senior management personnel could negatively affect our business.

We depend on our senior management and other key personnel, including our Chairman and Chief Executive Officer.  The loss of these individuals or any of our other current or future executive officers or key employees could harm our business, future operating prospects and results of operations.

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

At December 31, 2011, we had fulfillment partner relationships with approximately 400 vendors whose products we offer for sale on our website. We depend on our fulfillment partners to provide the product selection we offer. We plan to continue to expand the number of fulfillment partner relationships and the number of products offered for sale by our fulfillment partners on our website.  In general, we agree to offer the third parties’ products on our website and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing relationships or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our website. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing fulfillment partner relationships, or build new ones, or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

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

Item 1B —   Unresolved Staff Comments

None.

Item 2 —   Properties

ASI, through its wholly-owned subsidiary DollarDays, leases approximately 5,500 square feet in Scottsdale, Arizona, which houses the Company’s corporate headquarters and all business functions.  The lease term expires October 31, 2017.  Rent payable in 2012 is $69,862.  ASI believes this facility is adequate to meet its current operating needs.

Item 3 —   Legal Proceedings

Neither the Company (including its subsidiaries) nor any of our property is a party, or otherwise subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 4 —   Mine Safety Disclosures

Not Applicable

PART II

Item 5 — Market  for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock (and Predecessor Securities)

The following table sets forth the high and low sales prices for our Common Stock for the respective periods indicated, as reported by Pink Sheets and/or the OTCBB, as applicable:

Common Stock Prices

	2011 Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31
Quarterly per share stock price:
High	0.225	0.2	0.35	0.42
Low	0.12	0.12	0.12	0.09

	2010 Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31
Quarterly per share stock price:
High	0.35	0.25	0.51	0.2
Low	0.09	0.1	0.04	0.01

As of December 31, 2011 our transfer agents reported there were approximately 128 holders of record of our Common Stock.  In addition we believe a substantial number of holders of Common Stock are held in nominee or street name by brokers.

Dividends

We have not declared or paid any cash dividends on our Common Stock, and our present policy is to retain earnings for use in our business. As of December 31, 2011 and 2010, we had accumulated deficits of approximately $6.7 million, and accordingly, we do not expect to pay dividends on our Common Stock for the foreseeable future.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	382,599	$1.77	0
Equity compensation plans not approved by security holders	0	n/a	0
Total	382,599	$1.77	0

2009 Long Term Incentive Compensation Plan

We have a 2009 Long Term Incentive Compensation Plan (the “2009 Plan”), which provides for the issuance of stock options, warrants and other securities to employees and outside consultants of ASI to purchase shares of Common Stock. A maximum of 2,000,000 shares may be issued under the 2009 Plan.  Stock options are generally granted at prices of not less than 100% of the fair market value of the common stock on the date of grant. Options granted under our option plans generally vest over a four year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	460,086	$0.20	1,539,914
Equity compensation plans not approved by security holders	630,000	$0.20	n/a
Total	1,090,086	0.20	1,539,914

The tables above reflect the status of the Company’s equity compensation plans as of December 31, 2011.

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

Our website has a registered base of approximately 230,000 small businesses and receives approximately 3 million monthly page views.  We receive an average of approximately 5,000 orders per month.  Our target audience is smaller businesses.

Recent Developments

New Business Ventures

In December 2009, we entered into a series of agreements to develop WowMyUniverse.com, Inc. (“Wow”), a retail online business to sell directly to consumers, and Business Calcium, Inc. (“Business Calcium”), a website development company. Under these agreements, we were obligated to pay an aggregate of $260,000 beginning in January 2010, consisting of $60,000 for consulting fees and $200,000 in exchange for a 25% equity interest in Business Calcium and a 90% interest in Wow. As part of these agreements, Business Calcium owned the remaining 10% interest in Wow. As of December 31, 2011, all amounts were paid under this agreement.

From inception through September 30, 2010, Business Calcium and Wow incurred net operating losses of $96,219 and $98,153, respectively, as these entities were in the development stage and had yet to generate revenues. Business Calcium was accounted for as an equity-method investment and our proportionate share of their losses were $24,055 which is reflected in other income (expense) in the accompanying consolidated income statement. Wow was accounted for as a consolidated subsidiary, and the non-controlling interest in Wow’s losses were $9,187 from inception through September 30, 2010.

On October 1, 2010, we entered into an agreement with Business Calcium to exchange our 25% investment in Business Calcium and a $50,000 promissory note for Business Calcium’s 10% non-controlling interest in WOW. The unsecured note bears interest at 6% annually and, together with accrued interest, is reflected as a note receivable on the consolidated balance sheets included herein. The debtor is currently delinquent on its payments but the Company expects to collect the entire balance of the note receivable.

During 2010 and 2011, most of our activities related to WowMyUniverse.com consisted of website development and marketing activities. Total Sales for WowMyUniverse.com were $185,000 for the year ended December 31, 2011.

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

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and prior history of uncollected accounts receivable. The allowance for doubtful accounts at December 31, 2011 and 2010 was $0 as the Company expected to collect substantially all amounts due.  Bad debt expense for the years ended December 31, 2011 and 2010 was $27,876 and $4,554, respectively.

The Company follows the allowance method of recognizing sales returns. The allowance method recognizes sales returns as a percentage of sales based on a prior history of sales returns. The allowance for sales returns at December 31, 2011 and 2010 was $0 and $17,601, respectively.  Sales returns expense for the years ended December 31, 2011 and 2010 was $416,207 and $444,205, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the assets' useful lives or lease terms. Depreciation and amortization expense was $91,542 and $81,481 for the years ended December 31, 2011 and 2010, respectively.

The Company capitalizes website development costs in accordance with the provisions of Accounting Standards Codification (“ASC”) 350.  Generally, the Company capitalizes costs incurred to develop its website applications and infrastructure.  Capitalized website development costs totaled $100,086 and $71,000 for the years ended December 31, 2011 and 2010, respectively.

Long-lived Assets

In accordance with ASC 360,  which  requires that  long-lived assets to be held and used be reviewed for impairment whenever events or changes in  circumstances  indicate  that the  carrying  amount  of an asset  may not be recoverable.

We evaluate our long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. No impairment of our long-lived assets existed at December 31, 2011 and 2010.

Deferred Financing Costs

In 2010, the Company paid $40,000 in nonrefundable fees to an investment bank to pursue capital raise opportunities and reflected this amount as deferred financing costs in the accompanying consolidated balance sheet at December 31, 2010. In 2011, the Company ceased pursuing such financing activities and the amount was expensed in the accompanying consolidated statement of operations for the year ended December 31, 2011.

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

All amounts billed to customers for shipping and handling costs are included in net revenues in the accompanying statements of operations.  Actual shipping costs incurred are reflected as a component of cost of sales in the accompanying statements of operations.  Total shipping expense included in cost of sales was $2,265,472 and $1,872,401 for the years ended December 31, 2011 and 2010, respectively.

We evaluated the provisions of ASC 605 regarding reporting revenue gross as a principal or net as an agent, noting that the task force determined that it is a matter of judgment and a preponderance of the evidence as to whether a company satisfies the gross versus net indicators.  As a result of our analysis, we determined that it qualifies for “gross” revenue recognition.

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

Results of Operations

During the year ended December 31, 2011, we generated net income totaling $92,907 from our primary operating subsidiary, DollarDays. We have recently made investments in new business ventures as outlined above which have reduced our profitability, yet we have generated net income on a consolidated basis for four consecutive quarters. While there can be no assurance that we will continue to generate profits in the future, we are excited about the growth of our core business and the potential of our new investments.

Net Revenues

Net Revenues	2011	2010	Change from Prior Year	Percent Change from Prior Year
Year Ended December 31	$16,826,121	$15,409,064	$1,417,057	9.2%

Net revenues increased from 2010 to 2011 due to improved marketing and targeted advertising efforts and the launch of WowMyUniverse.com. Sales from Wow increased by approximately $169,000 in 2011 as compared to 2010. While we cannot give absolute assurance, we believe that improved general economic conditions also have contributed to an increase in net revenues.

Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Cost of Goods Sold

Cost of Goods Sold	2011	2010	Change from Prior Year	Percent Change from Prior Year
Year Ended December 31	$11,338,604	$10,399,870	$938,734	9.0%

Cost of goods sold increased from 2010 to 2011 due primarily to increased sales. Gross margin was 33.6% in 2010 and 2011. However, during 2011 we experienced favorable growth in margins which was offset by the impacts of the coupon promotion described above for which we experienced gross margin of ($72,000) on sales of approximately $143,000.

Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Sales and Marketing Expenses

Sales and Marketing	2011	2010	Change from Prior Year	Percent Change from Prior Year
Year Ended December 31	$3,598,236	$3,013,803	$584,433	19.4%

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users.  Sales and marketing expenses increased from 2010 to 2011 due to increases in marketing, targeted advertising and web search optimization efforts as well as the impacts of the coupon promotion described above for which we incurred additional promotion costs of $142,000. As our revenue growth exceeded that of sales and marketing expenditures, we believe that we are making improvements in the efficiency and effectiveness of our sales and marketing efforts.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative Expenses

General and Administrative	2011	2010	Change from Prior Year	Percent Change from Prior Year
Year Ended December 31	$2,117,113	$1,986,423	$130,690	6.6%

General and administrative expenses includes management fees, salaries and other compensation expenses, rent, utilities, general office expenses, insurance and other costs necessary to conduct business operations.  General and administrative expenses increased from 2010 to 2011 due primarily to an increase in stock based compensation of approximately $89,000, increased board fees of $114,000 (which were previously suspended for cost savings purposes) and increased software and hosting expenses of $57,000, partially offset by a reduction in attorney’s fees and miscellaneous costs associated with our new business ventures.

Factors that can influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Other Income (Expense)

Other Income (Expense)	2011	2010	Change from Prior Year	Percent Change from Prior Year
Year Ended December 31	$6,419	$(28,375)	$34,794	122.6%

Other income (expense) in 2011 consisted of interest income. Other income (expense) in 2010 consisted of a loss of $24,055 associated with our equity-method investment in Business Calcium which we have divested in October 2010, and other miscellaneous losses.

Net Income (Loss)

Net Income (Loss)	2011	2010	Change from Prior Year	Percent Change from Prior Year
Year Ended December 31	$5,395	$224,435	$(219,040)	(97.6)%

Net income (loss) decreased from 2010 to 2011 due primarily to the impacts of the coupon promotion described above.

Liquidity and Capital Resources

Our operating cash flows decreased by $775,052 to $(8,945) for the year ended December 31, 2011 as compared to $766,107 for the year ended December 31, 2010. This decrease was attributable to a decrease in net income of $228,227, and a decrease of $685,532 in the management of working capital and other assets and liabilities, partially offset by a $138,707 increase in non-cash charges and other adjustments.

Cash flows from investing activities were $266,955 for the year ended December 31, 2011, consisting of $500,000 of maturities in short term investments, $30,000 of loans to Business Calcium and $203,045 of purchases of equipment. Cash outflows from investing activities were ($406,993) for the year ended December 31, 2010, consisting of $115,000 of purchases of short term investments, $100,395 of cash investments in Business Calcium (which was divested in October 2010), $20,000 of loans to Business Calcuim and $171,598 of purchases of equipment and website development costs, primarily associated with WowMyUniverse.com.

There were no cash flows from financing for the year ended December 31, 2011. Financing cash outflows were ($40,000) for the year ended December 31, 2010 and represent deferred financing costs paid to a third party to assist us with raising capital to expand our WowMyUniverse.com operations.

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

The Company has the following obligations under non-cancelable lease commitments as of December 31, 2011:

2012	111,485
2013	98,635
2014	78,731
2015	76,341
2016	78,631
Thereafter	67,156
Total	$510,979

Off Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2011 and 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2012.

AMERICA’S SUPPLIERS, INC.

By:	/s/ Marc Joseph
Marc Joseph
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Moore
Michael Moore
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Christopher Baker	Chairman	March 14, 2012
Christopher Baker

/s/ Marc Joseph	Director	March 14, 2012
Marc Joseph

/s/ Vincent Pino	Director	March 14, 2012
Vincent Pino

/s/ Justiniano Gomes	Director	March 14, 2012
Justiniano Gomes

/s/ Eric Best	Director	March 14, 2012
Eric Best

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

America’s Suppliers, Inc.

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of America’s Suppliers, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of America’s Suppliers, Inc. and its subsidiaries as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malone-bailey.com
Houston, Texas
March 13, 2012

AMERICA’S SUPPLIERS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

Assets

Cash and cash equivalents	$655,219	$397,209
Certificates of deposit	425,031	900,000
Accounts receivable, net	148,905	85,479
Inventory	38,908	1,318
Note receivable - current portion	53,008	-
Prepaid expenses and other current assets	62,462	71,273
Total current assets	1,383,533	1,455,279
Property and equipment, net	467,263	355,760
Deferred financing costs	-	40,000
Note receivable	-	20,000
Deposits and other assets	7,250	37,264
Total assets	$1,858,046	$1,908,303

Liabilities and Shareholders' Equity (Deficit)

Accounts payable	$1,679,366	$1,540,510
Accrued expenses	138,143	504,902
Deferred revenue	30,000	8,569
Other liabilities	2,931	4,487
Total current liabilities	1,850,440	2,058,468

Shareholders' equity (deficit):
Preferred shares, $0.001 par value, 1,000,000 shares authorized, no shares outstanding at December 31, authorized, no shares outstanding at December 31, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,970,339 and 14,255,857 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	13,970	14,256
Additional paid in capital	6,703,625	6,550,963
Accumulated deficit	(6,709,989)	(6,715,384)
Total shareholders' equity (deficit)	7,606	(150,165)

Total liabilities and shareholders' equity (deficit)	$1,858,046	$1,908,303

See accompanying notes to consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010

Net revenues	$16,826,121	$15,409,064
Advertising revenue	238,547	243,842
Cost of goods sold	11,338,604	10,399,870
Gross profit	5,726,064	5,253,036
Operating expenses:
Sales and marketing	3,598,236	3,013,803
General and administrative	2,117,113	1,986,423

Total operating expenses	5,715,349	5,000,226

Operating income:	10,715	252,810
Other income (expense):
Loss from equity investment	-	(24,055)
Other income (expense)	6,419	(4,320)

Total other income (expense)	6,419	(28,375)

Income before income taxes	17,134	224,435
Income tax expense	(11,739)	-

Net income	5,395	224,435
Less: net loss attributable to noncontrolling interest	-	(9,187)

Net income attributable to America's Suppliers, Inc.	$5,395	$233,622

Net income per share:
Basic	$-	$0.02
Diluted	$-	$0.02

Weighted average common shares outstanding
Basic	13,430,054	12,964,732
Diluted	13,600,289	13,191,093

See accompanying notes to consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

			Additional		Non-
	Common Stock		Paid in	Accumulated	Controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance at December 31, 2009	12,925,348	12,925	6,574,345	(6,949,006)	-	(361,736)

Issuance of noncontrolling interest in subsidiary	-	-	-	-	9,187	9,187
Net income	-	-	-	233,622	(9,187)	224,435
Issuance of unvested shares	1,180,509	1,181	(1,181)	-	-	-
Issuance of vested shares	150,000	150	(150)	-	-	-
Stock based compensation - warrants	-	-	23,968	-	-	23,968
Stock based compensation - stock options	-	-	7,917	-	-	7,917
Stock based compensation - stock awards	-	-	31,591	-	-	31,591
Reacquisition of noncontrolling interest in subsidiary	-	-	(85,527)	-	-	(85,527)
Balance at December 31, 2010	14,255,857	$14,256	$6,550,963	$(6,715,384)	$-	$(150,165)

Net income				5,395		5,395
Cancelled unvested shares	(285,518)	(286)	286			-
Stock based compensation - stock options			37,780			37,780
Stock based compensation - stock awards			114,596			114,596
Balance at December 31, 2011	13,970,339	$13,970	$6,703,625	$(6,709,989)	$-	$7,606

See accompanying notes to consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:

Net income	$5,395	$233,622
Adjustments to reconcile net income to net cash used in operating activities:
Loss from equity investment	-	24,055
Loss attributable to noncontrolling interest	-	(9,187)
Depreciation and amortization	91,542	81,481
Bad debt expense	27,876	4,554
Loss on disposal of fixed assets	-	8,708
Stock-based compensation	152,376	63,476
Write-off of deferred financing costs	40,000	-
Changes in assets and liabilities:
Accounts receivable	(91,302)	(21,926)
Inventory	(37,590)	(1,318)
Prepaid and other current assets	8,811	3,856
Deposits and other assets	4,983	(5,013)
Accounts payable	138,856	502,730
Accrued expenses	(366,759)	(109,929)
Accrued interest on note receivable	(3,008)	-
Deferred revenue	21,431	(7,674)
Other liabilities	(1,556)	(1,328)
Net cash provided by (used in) operating activities	(8,945)	766,107

Cash flows from investing activities:
Purchases of certificates of deposit	-	(115,000)
Maturities of certificates of deposit	500,000	-
Investment in Business Calcium	-	(100,395)
Loans to Business Calcium	(30,000)	(20,000)
Purchases of property and equipment	(203,045)	(171,598)
Net cash provided by (used in) investing activities	266,955	(406,993)

Cash flows from financing activities:
Payment of deferred financing costs	-	(40,000)
Net cash used in financing activities	-	(40,000)

Change in cash and cash equivalents	258,010	319,114

Cash and cash equivalents, beginning of period	397,209	78,095

Cash and cash equivalents, end of period	655,219	397,209

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$11,739	$-

See accompanying notes to consolidated financial statements.

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

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and prior history of uncollected accounts receivable. The allowance for doubtful accounts at December 31, 2011 and 2010 was $0 as the Company expected to collect substantially all amounts due. Bad debt expense for the years ended December 31, 2011 and 2010 was $27,876 and $4,554, respectively.

The Company follows the allowance method of recognizing sales returns. The allowance method recognizes sales returns as a percentage of sales based on a prior history of sales returns. The allowance for sales returns at December 31, 2011 and 2010 was $0 and $17,601, respectively. Sales returns expense for the years ended December 31, 2011 and 2010 was $416,207 and $444,205, respectively.

Inventory

Substantially all of the Company’s sales orders are shipped directly from the Company’s vendors. Accordingly, such inventory is not reflected on the consolidated financial statements at December 31, 2011 and 2010, respectively. Inventory consists of product returns and other miscellaneous items and are carried at the lower of cost or market.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the assets' useful lives or lease terms. Depreciation and amortization expense was $91,542 and $81,481 for the years ended December 31, 2011 and 2010, respectively.

The Company capitalizes website development costs in accordance with the provisions of Accounting Standards Codification (“ASC”). Generally, the Company capitalizes costs incurred to develop its website applications and infrastructure. Capitalized website development costs totaled $100,086 and $71,000 for the years ended December 31, 2011 and 2010, respectively.

Long-lived Assets

In accordance with ASC 360-10, which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company evaluates its long-lived assets for impairment annually whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. The Company recognized no impairment loss at December 31, 2011 or 2010.

Deferred Financing Costs

In 2010, the Company paid $40,000 in nonrefundable fees to an investment bank to pursue capital raise opportunities and reflected this amount as deferred financing costs in the accompanying consolidated balance sheet at December 31, 2010. In 2011, the Company ceased pursuing such financing activities and the amount was expensed in the accompanying consolidated statement of operations for the year ended December 31, 2011.

Deferred Rent

The Company is a lessee under an operating lease with escalating lease payments (see Note 7).  In accordance with the provisions of ASC 840, rent expense is recognized on a straight line basis over the life of lease.  Deferred rent was $2,931 and $4,487 at December 31, 2011 and 2010, respectively, and is included in other current liabilities in the accompanying consolidated balance sheets.

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

All amounts billed to customers for shipping and handling costs are included in net revenues in the consolidated statement of operations.  Actual shipping costs incurred are reflected as a component of cost of sales in the accompanying consolidated statements of operations.  Total shipping expense included in cost of sales was $2,265,472 and $1,872,401 for 2011 and 2010, respectively.

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

Advertising

The Company’s advertising activities consist of telemarketing, search engine optimization; Internet based advertising and other advertising activities.  The Company expenses advertising costs as incurred.  Advertising expense was $1,241,892 and $1,036,871 for  2011 and 2010, respectively.

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

From inception through September 30, 2010, Business Calcium and Wow incurred net operating losses of $96,219 and $98,153, respectively, as these entities were in the development stage and had yet to generate revenues. Business Calcium was accounted for as an equity-method investment and our proportionate share of their losses were $24,055 which is reflected in other income (expense) in the accompanying consolidated income statement. Wow was accounted for as a consolidated subsidiary, and the non-controlling interest in Wow’s losses were $9,187 from inception through September 30, 2010.

On October 1, 2010, we exchanged our 25% investment in Business Calcium and a $50,000 promissory note for Business Calcium’s 10% non-controlling interest in WOW, so that henceforth, we own 100% of WOW and none of Business Calcium. The unsecured note bears interest at 6% annually and, together with accrued interest, is reflected as a note receivable on the accompanying consolidated balance sheets. The debtor is currently delinquent on its payments but the Company expects to collect the entire balance of the note receivable. In accordance with ASC 810-10-45, the Company has recorded the difference between the carrying value of the WOW non-controlling interest of $0 and the carrying value of our investment in Business Calcium of $85,527 as a reduction to shareholders’ equity.

During 2010 and 2011, most of our activities related to WowMyUniverse.com consisted of website development and marketing activities. Total Sales for WowMyUniverse.com were $185,000 for the year ended December 31, 2011.

NOTE 4: EARNINGS PER SHARE

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted income (loss) per share reflects potential dilution from the exercise or conversion of securities into common stock. The effects of certain stock options and warrants are excluded from the determination of the weighted average common shares outstanding for diluted income per share in each of the periods presented as the effects were anti-dilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s common stock.

	Year Ended December 31,
	2011	2010

Net income (loss) attributable to America's Suppliers	$5,395	$233,622

Basic weighted average common shares outstanding	13,430,054	12,964,732
Add incremental shares for:
Stock options	-	-
Warrants	170,235	226,361
Diluted weighted average common shares outstanding	13,600,289	13,191,093

Net income (loss) per share:
Basic	$-	$0.02
Diluted	$-	$0.02

The following dilutive securities were excluded from the computation of weighted average common shares outstanding as the effects were antidilutive:

	Year Ended December 31,
	2011	2010

Stock options	1,022,685	886,176
Warrants	867,483	717,483
Restricted stock	260,345	1,180,509

NOTE 5:  PROPERTY AND EQUIPMENT

The following table sets forth information with respect to property and equipment at December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010

Software and website development costs	$517,290	$380,791
Computer equipment	225,350	158,804
Leasehold improvements	37,718	37,718
	780,358	577,313

Less: accumulated depreciation and amortization	(313,095)	(221,553)
	$467,263	$355,760

NOTE 6: LINE OF CREDIT

The Company has a $150,000 revolving line of credit with a financial institution. As of December 31, 2011 and 2010, the balance outstanding on the line of credit was $0.   Interest payments are due monthly at an annual rate of 6%.  The line of credit has no stated maturity date.

NOTE 7:  LEASES

Operating Leases

The Company leases office space in Scottsdale, Arizona under an operating lease that expires in 2012.  Rent expense under this lease totaled $133,754 and $126,992 for the years ended December 31, 2011 and 2010, respectively.

The Company is a party to various leases for office and communications equipment extending through 2014.  Lease expense related to these leases was $41,622 and $33,403 for 2011 and 2010, respectively.

Future minimum annual lease payments under the operating lease agreements are as follows for each of the years ended December 31:

2012	111,485
2013	98,635
2014	78,731
2015	76,341
2016	78,631
Thereafter	67,156
Total	$510,979

NOTE 8:  STOCK OPTIONS

The Company maintains a 2009 Long Term Incentive Compensation Plan, which provides for the issuance of stock options to employees and outside consultants of the Company to purchase shares of Common Stock. As of the date of this report, 1,000,000 shares were authorized for issuance under the 2009 Plan.  Stock options are generally granted at prices of not less than 100% of the fair market value of the common stock on the date of grant. Options granted under our option plans generally vest over a four year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date.

During 2010, the Company granted an aggregate of 460,086 stock options under the 2009 Plan to certain employees and officers. The aggregate grant date fair value of the awards was $25,107 based on the following assumptions: volatility of 69%, risk-free rate of return of 0.87%, stock price of $0.15 and expected term of 3.4 years. The Company recognized $14,168 of stock-based compensation expense during the year ended December 31, 2011 related to these awards.

During February 2011, the Company granted 180,000 stock options at a strike price of $0.20 to members of its Board of Directors. The grant date fair value of the awards was $19,856, which was determined using a Black Scholes option pricing model using the following assumptions: volatility of 64%, risk-free rate of return of 2.2%, stock price of $0.20 and expected term of 5 years. The options expire in 2016. As these awards were immediately vested, the Company expensed the entire grant date fair value of the award in February 2011. No other awards were granted during the year ended December 31, 2011. The following sets forth a summary of stock options:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2009	574,776	$2.28
Grants	460,086	0.20
Forfeitures	(148,686)	3.29
Exercises	-	-
Outstanding at December 31, 2010	886,176	$1.03	3.1
Grants	180,000	0.20
Forfeitures	(43,491)	2.84
Exercises	-	-
Outstanding at December 31, 2011	1,022,685	$0.81	2.6

Exerciseable at December 31, 2011	746,633	$1.03	2.2

The following sets forth exercise price information for options outstanding at December 31, 2011:

Exercise	Number of Shares
Price	Outstanding	Exerciseable

$0.01 - $0.89	640,086	364,034
$0.90 - $2.00	374,599	374,599
$2.01 - $4.00	5,500	5,500
$4.01 - $7.00	-	-
$7.01 - $10.00	1,000	1,000
$10.01+	1,500	1,500
	1,022,685	746,633

The options have no intrinsic value as of December 31, 2011. The future expense relating to unvested awards (net of estimated forfeitures) is $10,939 at December 31, 2011 which will be recognized over a period of 1.7 years.

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

At December 31, 2010, the Company included 295,127 shares as outstanding in connection with the grants described above. The Company estimated the grant date fair value to be $47,220 (net of estimated forfeitures) based on the stock price at the date of grant and an estimated 25% probability of achieving the performance criteria. The Company recognized stock based compensation of $7,703 for 2010 related to these awards.

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

On June 10, 2011, as consideration for services rendered, the Company modified the restricted stock award granted February 25, 2009 to waive the performance criteria and establish a time-based vesting schedule, with 634,645 shares immediately vested and the remaining to be vested in February 2012.

The Company accounted for this as a share-based payment modification in accordance with the provisions of the FASB Accounting Standards Codification (“ASC”) Section 718. As such, the Company computed the fair value of the restricted stock immediately before and after the modification, and is expensing the incremental difference of $120,824, together with the unrecognized compensation cost attributable to the original grant of $1,738 on a pro rata basis over the remaining service period. As of December 31, 2011, 260,345 shares remain unvested. The unvested shares are included in shares outstanding at December 31, 2011, but are excluded from the weighted average shares outstanding computation for basic earnings per share in accordance with ASC 260.

The Company recognized total expense of $114,596 during the year ended December 31, 2011 related to restricted stock awards, inclusive of the effects of the modification. The Company has an aggregate of $8,913 of future expense related to nonvested awards which will be recognized in the first quarter of 2012. An aggregate of 285,518 shares were cancelled during the year ended December 31, 2011 as the respective individuals were terminated.

NOTE 10:  WARRANTS

The following table summarizes warrants outstanding:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding at December 31, 2009	1,707,447	$1.46
Grants	300,000	0.20
Forfeitures	(434,819)	4.31
Exercises	-	-
Outstanding at December 31, 2010	1,572,628	$0.44	2.9	$68,412
Grants	150,000	0.18
Forfeitures	-	-
Exercises	-	-
Outstanding at December 31, 2011	1,722,628	$0.41	2.1	$64,136

Exerciseable at December 31, 2011	1,722,628	$0.41	2.1	$64,136

During 2010, the Company issued an aggregate of 300,000 warrants to members of its Board of Directors in lieu of cash compensation. The grant date fair value of the warrants was $23,968 based on the following assumptions: volatility of 69%, risk-free rate of return of 2.01%, stock price of $0.15-$0.18 and expected term of 5 years. These awards were fully expensed during the year ended December 31, 2010 as all awards vested at the date of grant.

During July 2011, the Company granted 150,000 fully vested warrants to its Chief Executive Officer for prior services rendered. The grant date fair value of these warrants was $11,673 using the following assumptions: volatility of 70%, risk-free rate of return of 1.7%, stock price of $0.18 and expected term of 2.5 years. These awards were fully expensed during the year ended December 31, 2011 as all awards vested at the date of grant.

NOTE 11:  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2011	2010

Current (benefit)/liability	$11,739	$46,721
Deferred provision	-	(46,721)
Net income tax provision	$11,739	$-

Income taxes for years ended December 31, are summarized as follows:

A reconciliation of the differences between the effective and statutory income tax rates for years ended December 31, is as follows:

	2011		2010
	Amount	Percent	Amount	Percent

Federal statutory rates	$5,826	34%	$76,308	34%
State income taxes	1,199	7%	15,711	7%
Permanent differences	6,493	38%	4,520	2%
Return to provision adjustments	248,615	1451%	-	0%
Changes in valuation allowance, including the utilization of net operating loss carryforwards	(262,133)	(1530)%	(96,538)	(43)%
Alternative minimum tax	11,739	69%	-	0%
Effective rate	$11,739	69%	$0	0%

At December 31, deferred income tax assets and liabilities were comprised of:

	2011	2010
Deferred tax assets (liabilities) - current:
Stock-based compensation	$72,125	$75,970
Book-tax differences in operating assets	90,427	5,155
Total current deferred tax assets (liabilities)	162,552	81,125
Deferred tax assets (liabilities) - long-term:
Property, plant and equipment	(4,316)	-
Net operating loss carryforwards	397,942	737,186
Total net deferred tax assets	556,178	818,311
Valuation allowance	(556,178)	(818,311)
Net deferred tax assets	$-	$-

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2011 based on estimates of recoverability. While the Company has optimistic plans for its business and has recently achieved profitability, it determined that such a valuation allowance was necessary given the uncertainty with respect to future operations.

The Company has net operating loss carryforwards totaling approximately $971,000 which expire between 2013 and 2015 for state purposes and between 2023 and 2025 for federal purposes, respectively.

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

NOTE 14:  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan covering all full-time employees and participants may contribute a percentage of their compensation to the plan.  The Company does not currently match or make contributions to the plan.  Employee contributions are fully vested and non-forfeitable.  The assets of the plan are held separately from those of the Company and are independently managed and administered.

NOTE 15: SUBSEQUENT EVENTS

On January 13, 2012, the Company approved the issuance of stock options to purchase an aggregate of 141,000 shares of the Company’s common stock at a purchase price of $0.15 per share. The options vest as follows: twenty percent on the grant date, and twenty percent, thirty percent and thirty percent on the first, second and third successive anniversaries of the grant date, respectively. The Company has not yet calculated the impacts of this grant on its financial conditions or results of operations for the year ended December 31, 2012.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger By and Among Insignia Solutions plc, Jeode Inc. and DollarDays International, Inc., dated June 23, 2008, incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K on March 18, 2009

2.2	Scheme of Arrangement, whereas America’s Suppliers, Inc., a Delaware corporation became the holding company of Insignia Solutions plc, a public limited company incorporated in England and Wales, incorporated by reference to the Registrant’s Definitive Proxy Statement filed on December 10, 2009

3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.1 filed with the Registrant’s Definitive Proxy Statement on December 10, 2009

3.2	Registrant’s By-Laws, incorporated by reference to Exhibit 3.2 filed with the Registrant’s Definitive Proxy Statement on December 10, 2009

10.1*	Registrant ’ s 2009 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form S-8 Registration Statement (No. 333-176223) on August 11, 2011

10.2*	Registrant’s Form of Stock Award Agreement, incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form S-8 Registration Statement (No. 333-176223) on August 11, 2011

10.3* 10.4 *

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

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on July 7, 2006

21† 23†	List of Subsidiaries of the Registrant Consent of Independent Registered Public Accounting Firm

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from America’s Suppliers, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text**

†	Filed or furnished herewith.

*	Compensatory plan or arrangement.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act,or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.