Form 10-Q
period 2012-03-31
America's Suppliers, Inc.
filed 2012-05-08
CIK 1002390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,970,339 shares of common stock as of May 1, 2012.

AMERICA’S SUPPLIERS, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED MARCH 31, 2012

Table of Contents

PART I – FINANCIAL INFORMATION

Forward-Looking Information

Unless otherwise indicated, the terms “America’s Suppliers,” “ASI,” “Insignia Solutions plc,” “Insignia,” the “Company,” “we,” “us,” and “our” refer to America’s Suppliers, Inc. and its subsidiaries. In this Quarterly Report on Form 10-Q, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the forward-looking information. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 1. Financial Statements.

AMERICA’S SUPPLIERS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets

Cash and cash equivalents	$511,850	$655,219
Certificates of deposit	225,035	425,031
Accounts receivable, net	195,507	148,905
Inventory	17,084	38,908
Note receivable - current portion	50,750	53,008
Prepaid expenses and other current assets	181,027	62,462
Total current assets	1,181,253	1,383,533
Property and equipment, net	465,262	467,263
Deposits and other assets	7,250	7,250
Total assets	$1,653,765	$1,858,046

Liabilities and Shareholders' Equity (Deficit)

Accounts payable	$1,447,779	$1,679,366
Accrued expenses	229,135	138,143
Deferred revenue	-	30,000
Other liabilities	-	2,931
Total current liabilities	1,676,914	1,850,440

ASI shareholders' equity (deficit):
Preferred shares, $0.001 par value, 1,000,000 shares
authorized, no shares outstanding at March 31,
2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
13,970,339 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively	13,970	13,970
Additional paid in capital	6,716,688	6,703,625
Accumulated deficit	(6,753,807)	(6,709,989)
Total shareholders' equity (deficit)	(23,149)	7,606

Total liabilities and shareholders' equity (deficit)	$1,653,765	$1,858,046

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2012	2011

Net revenues	$3,344,979	$3,293,427
Advertising revenue	118,857	61,524
Cost of goods sold	2,204,026	2,195,198
Gross profit	1,259,810	1,159,753
Operating expenses:
Sales and marketing	748,492	717,495
General and administrative	556,177	570,628

Total operating expenses	1,304,669	1,288,123

Operating loss	(44,859)	(128,370)
Other income	1,041	1,583

Loss before income taxes	(43,818)	(126,787)
Income tax expense	-	-

Net loss	$(43,818)	$(126,787)

Net loss per share:
Basic	$-	$(0.01)
Diluted	$-	$(0.01)

Weighted average common shares outstanding
Basic	13,801,543	13,075,348
Diluted	13,801,543	13,075,348

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:

Net loss	$(43,818)	$(126,787)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	23,004	21,746
Bad debt expense	12,792	7,319
Stock-based compensation	13,063	22,366
Write-off of deferred financing costs	-	40,000
Changes in assets and liabilities:
Accounts receivable	(59,394)	(69,844)
Inventory	21,824	200
Prepaid and other current assets	(118,565)	(3,420)
Deposits and other assets	-	(10,761)
Accounts payable	(231,587)	(54,887)
Accrued expenses	90,992	(105,572)
Accrued interest on loan to Business Calcium	2,258	-
Deferred revenue	(30,000)	(8,569)
Other liabilities	(2,931)	(145)
Net cash used in operating activities	(322,362)	(288,354)

Cash flows from investing activities:
Maturities of certificates of deposit	199,996	500,000
Loans to Business Calcium	-	(30,000)
Purchases of property and equipment	(21,003)	(7,787)
Net cash provided by investing activities	178,993	462,213

Cash flows from financing activities	-	-

Change in cash and cash equivalents	(143,369)	173,859

Cash and cash equivalents, beginning of period	655,219	397,209

Cash and cash equivalents, end of period	511,850	571,068

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

Notes to the Consolidated Financial Statements

(unaudited)

Note 1: Organization and Basis of Presentation

Background

America’s Suppliers, Inc. (the “Company”) is an Internet-based provider of general merchandise through our wholly owned subsidiaries, DollarDays International, Inc. (“DollarDays”), and WowMyUniverse.com (“Wow”). DollarDays is a wholesaler of general merchandise to small independent resellers through its website www.DollarDays.com. Wow targets general consumers through its website WowMyUniverse.com. Orders are placed by customers through the Company’s websites where, upon successful payment, the merchandise is shipped directly from the vendors’ warehouses.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2011 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Note Receivable

On October 1, 2010, the Company entered into an agreement to exchange its 25% ownership in Business Calcium Inc. (“Business Calcium”) for its 10% interest in our consolidated subsidiary, WowMyUniverse.com, thereby making WowMyUniverse a wholly-owned subsidiary. As part of the consideration in the transaction, the Company agreed to loan Business Calcium $50,000 with interest at 6%. Pursuant to the terms of the note repayments were to commence in July 2011 with the remaining balance due December 31, 2012. The Company has yet to receive principal payments on this note, but has been receiving interest payments and is currently in negotiations to receive payment in kind in the form of inventory and product for resale. The Company fully expects to collect on this note during the next three months.

Note 3: Equity Compensation

Restricted Stock

On February 25, 2009, the Company granted of an aggregate of 1,475,636 common shares that vested in part based upon the Company achieving certain performance criteria as stipulated in the agreement.  On June 10, 2011, 894,991 shares were still outstanding but had yet to be vested.    On June 10, 2011, as consideration for services rendered, the Company modified the award to waive the performance criteria and establish a time-based vesting schedule, with 634,645 shares immediately vested and 260,345 shares vested in February 2012.

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

The Company recognized total expense of $8,913 during the three months ended March 31, 2012, and no future expense will be recognized related to these restricted stock awards.

Stock Options

The Company has historically granted stock options to certain vendors and employees as well as in connection with certain financing transactions.

During the three months ended March 31, 2012, the Company granted 141,000 stock options at a strike price of $0.15 to certain officers and employees. The grant date fair value of the awards was $8,219 (net of estimated forfeitures of 10%), which was determined using a Black Scholes option pricing model using the following assumptions: volatility of 72%, risk-free rate of return of .36%, stock price of $0.15 and expected term of 2.5 years. The options expire in 2016. The Company is expensing these awards on a straight line basis over the vesting period.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2012:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2011	1,022,685	$0.81	2.6
Grants	141,000	0.15
Forfeitures	(109,397)	1.75
Exercises	-	-
Outstanding at March 31, 2012	1,054,288	$0.62	2.9

Exerciseable at March 31, 2012	665,436	$0.88	2.4

The Company recognized expense of $4,150 during the three months ended March 31, 2012 related to stock option awards, including expense associated with awards granted in 2011. The Company has an aggregate of $15,008 of future expense (net of estimated forfeitures) related to non-vested awards which will be recognized over a weighted average period of 2.0 years. The options had no intrinsic value at March 31, 2012.

The following table sets forth exercise prices of outstanding options at March 31, 2012.

Exercise	Number of Shares
Price	Outstanding	Exerciseable

$0.15-$0.20	781,086	392,234
$1.70 - $7.50	272,202	272,202
$26.80	1,000	1,000

	1,054,288	665,436

Warrants

During the quarter ended March 31, 2012, there was no warrant activity. The following table sets forth details regarding outstanding warrants at March 31, 2012:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding at March 31, 2012	1,722,628	$0.41	1.9	$17,103

Exerciseable at March 31, 2012	1,722,628	$0.41	1.9	$17,103

All warrants have been fully expensed as of March 31, 2012. The following table sets forth exercise prices of outstanding warrants at March 31, 2012:

Exercise Price	Number of Shares

$0.10	855,145
$0.18	150,000
$0.20	300,000
$1.20 - $1.30	417,483
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

Computation of net income (loss) per share is as follows:

	Three Months Ended March 31,
	2012	2011

Net loss attributable to America's Suppliers	$(43,818)	$(126,787)

Weighted average common shares outstanding -
basic and diluted	13,801,543	13,075,348

Net loss per share:
Basic	$-	$(0.01)
Diluted	$-	$(0.01)

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2012	2011

Stock options	1,054,288	1,034,950
Warrants	1,722,628	1,572,628
Restricted stock	-	1,180,509

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.  The following selected financial information is derived from our historical consolidated financial statements and should be read in conjunction with such consolidated financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 14, 2012.

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

Results of Operations

Net Revenues

Net Revenues	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	$3,344,979	$3,293,427	$51,552	1.6%

Net revenues increased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 , as a result of our continuing marketing efforts and increased business development programs, including new relationships with remarketing companies. Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Cost of Goods Sold

Cost of Goods Sold	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	$2,204,026	$2,195,198	$8,828	0.4%

Cost of goods sold increased during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 due primarily to the increase in net revenues as discussed above. Gross margins as a percentage of total revenue were relatively consistent at 36.4% for the three month ended March 31, 2012 as compared to 34.6% for the three months ended March 31, 2011. Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Sales and Marketing

Sales and Marketing	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	$748,492	$717,495	$30,997	4.3%

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users. Sales and marketing expenses increased in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 due to increased efforts to generate revenues through increased trade show appearances and increased sales and telemarketing personnel.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

General and Administrative	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	$556,177	$570,628	$(14,451)	(2.5)%

General and administrative expenses decreased in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due primarily to decreased stock based compensation expense.

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Other Income (Expense)

Other Income (Expense)	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	$1,041	$1,583	$(542)	(34.2)%

Other income (expense) for the three months ended March 31, 2012 consisted of interest income on cash balances, short-term investments, notes receivable and other miscellaneous income.

Net Income (Loss)

Net Income (Loss)	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	$(43,818)	$(126,787)	$82,969	(65.4)%

Our net loss for the three months ended March 31, 2012 decreased as compared to our net loss the three months ended March 31, 2011 primarily due to revenue growth partially offset by cost of sales and increases in sales and marketing expense, each of which is described above.

Liquidity and Capital Resources

Our operating cash outflows were $322,362 for the three months ended March 31, 2012 as compared to outflows of $288,354 for the three months ended March 31, 2011 constituting an increase in cash used by operations of $34,008. The change in net operating cash outflows is attributable to an increase cash outflows associated with an increase in working capital and other operating assets and liabilities of $74,405, partially offset by a decrease in net loss (excluding noncash charges) of $40,397, which consists of a reduction in net loss of $82,969 partially offset by a decrease in noncash charges of $42,572.

Investing cash inflows for the three months ended March 31, 2012 consisted of $199,996 of cash received from the maturities of certificates of deposit, partially offset by $21,003 of investments in equipment and website development costs to support our business operations and expansion into the consumer marketplace. Investing cash inflows for the three months ended March 31, 2011 consisted of $500,000 of cash received from the maturities of certificates of deposit, partially offset by $30,000 of loans to Business Calcium and $7,787 of investments in equipment and website development costs.

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at March 31, 2012.

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

Changes In Internal Controls Over Financial Reporting

There have not been any changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ending March 31, 2012, that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material updates to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Date: May 8, 2012

AMERICA’S SUPPLIERS, INC.

By:	/s/ Marc Joseph
Marc Joseph
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Moore
Michael Moore
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

