Form 10-K/A
period 2011-12-31
America's Suppliers, Inc.
filed 2012-05-24
CIK 1002390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of May 1, 2012, there were 13,970,339 shares of common stock $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”) that was filed on March 14, 2012 by America’s Suppliers, Inc., a Delaware corporation (the “Company”), is being filed to correct certain errors that were contained in the certifications of the Company’s principal executive officer and principal financial officer that were filed as Exhibits 31.1 and 31.2 to the 2011 Form 10-K. Such certifications have been corrected to acknowledge in No. 4 that the principal executive officer and principal financial officer of the Company are responsible for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), and are filed as Exhibits 31.1 and 31.2 to this Amendment. Other than as described above, there are no amendments to the 2011 Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 24, 2012.

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
Michael Moore
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Christopher Baker	Chairman	May 24, 2012
Christopher Baker

/s/ Marc Joseph	Director	May 24, 2012
Marc Joseph

/s/ Vincent Pino	Director	May 24, 2012
Vincent Pino

/s/ Justiniano Gomes	Director	May 24, 2012
Justiniano Gomes

/s/ Eric Best	Director	May 24, 2012
Eric Best

/s/ Byron L. Bergren	Director	May 24, 2012
Byron L. (Bud) Bergren

/s/ Paul Klapper	Director	May 24, 2012
Paul Klapper

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	Filed or furnished herewith.