Form 10-Q
period 2012-06-30
America's Suppliers, Inc.
filed 2012-08-09
CIK 1002390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012
Or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,970,339 shares of common stock as of August 1, 2012.

AMERICA’S SUPPLIERS, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Item 1. Financial Statements.

AMERICA’S SUPPLIERS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets

Cash and cash equivalents	$645,381	$655,219
Certificates of deposit	210,022	425,031
Accounts receivable, net	304,727	148,905
Inventory	11,862	38,908
Note receivable - current portion	51,500	53,008
Prepaid expenses and other current assets	188,329	62,462
Total current assets	1,411,821	1,383,533
Property and equipment, net	454,041	467,263
Deposits and other assets	7,250	7,250
Total assets	$1,873,112	$1,858,046

Liabilities and Shareholders' Equity

Accounts payable	$1,537,829	$1,679,366
Accrued expenses	247,111	138,143
Deferred revenue	-	30,000
Other liabilities	-	2,931
Total current liabilities	1,784,940	1,850,440

ASI shareholders' equity:
Preferred shares, $0.001 par value, 1,000,000 shares authorized, no shares outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,970,339 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	13,970	13,970
Additional paid in capital	6,732,188	6,703,625
Accumulated deficit	(6,657,986)	(6,709,989)
Total shareholders' equity	88,172	7,606

Total liabilities and shareholders' equity	$1,873,112	$1,858,046

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net revenues	$3,954,957	$4,127,200	$7,299,936	$7,420,626
Advertising revenue	184,421	48,053	303,278	109,576
Cost of goods sold	2,567,706	2,847,653	4,771,732	5,042,850
Gross profit	1,571,672	1,327,600	2,831,482	2,487,352
Operating expenses:
Sales and marketing	898,753	945,412	1,647,245	1,662,906
General and administrative	578,038	599,301	1,134,216	1,169,928

Total operating expenses	1,476,791	1,544,713	2,781,461	2,832,834

Operating income (loss)	94,881	(217,113)	50,021	(345,482)
Other income	941	1,406	1,982	2,989

Income (loss) before income taxes	95,822	(215,707)	52,003	(342,493)
Income tax expense	-	(5,045)	-	(5,045)

Net income (loss)	$95,822	$(220,752)	$52,003	$(347,538)

Net income (loss) per share:
Basic	$0.01	$(0.02)	$-	$(0.03)
Diluted	$0.01	$(0.02)	$-	$(0.03)

Weighted average common shares outstanding
Basic	13,970,339	13,214,830	13,885,941	13,145,475
Diluted	14,300,855	13,214,830	14,189,871	13,145,475

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:

Net income (loss)	$52,003	$(347,538)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	55,964	43,346
Bad debt expense	12,792	7,347
Stock-based compensation	28,563	110,838
Write-off of deferred financing costs	-	40,000
Changes in assets and liabilities:
Accounts receivable	(168,614)	(89,788)
Inventory	27,046	15
Prepaid and other current assets	(125,867)	7,921
Deposits and other assets	-	(6)
Accounts payable	(141,537)	(155,972)
Accrued expenses	108,968	(93,904)
Accrued interest on loan to Business Calcium	1,508	-
Deferred revenue	(30,000)	(8,569)
Other liabilities	(2,931)	(291)
Net cash used in operating activities	(182,105)	(486,601)

Cash flows from investing activities:
Maturities of certificates of deposit	215,009	500,000
Loans to Business Calcium	-	(30,000)
Purchases of property and equipment	(42,742)	(17,977)
Net cash provided by investing activities	172,267	452,023

Cash flows from financing activities	-	-

Change in cash and cash equivalents	(9,838)	(34,578)

Cash and cash equivalents, beginning of period	655,219	397,209

Cash and cash equivalents, end of period	645,381	362,631

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

Notes to the Consolidated Financial Statements

(unaudited)

Note 1: Organization and Basis of Presentation

Background

America’s Suppliers, Inc. (the “Company”) is an Internet-based provider of general merchandise through its wholly owned subsidiaries, DollarDays International, Inc. (“DollarDays”), and WowMyUniverse.com (“Wow”). DollarDays is a wholesaler of general merchandise to small independent resellers through its website www.DollarDays.com. Wow targets general consumers through its website WowMyUniverse.com. Orders are placed by customers through the Company’s websites where, upon successful payment, the merchandise is shipped directly from the vendors’ warehouses.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2011 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Certain reclassifications have been made to prior period reported amounts to conform to current year presentation.

Note 2: Balance Sheet Information

Note Receivable

On October 1, 2010, the Company entered into an agreement to exchange its 25% ownership in Business Calcium Inc. (“Business Calcium”) for its 10% interest in our consolidated subsidiary, WowMyUniverse.com, thereby making WowMyUniverse a wholly-owned subsidiary. As part of the transaction, the Company loaned Business Calcium $50,000 with interest at 6%. The note repayments were to commence in July 2011 with the remaining balance due December 31, 2012. The Company has yet to receive principal payments, but has been receiving interest payments and is currently in negotiations to receive payment in kind in the form of inventory and product for resale.

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

The Company accounted for this as a share-based payment modification in accordance with the provisions of the FASB Accounting Standards Codification (“ASC”) Section 718. As such, the Company computed the fair value immediately before and after the modification, and expensed the incremental difference of $120,824, together with the unrecognized compensation cost attributable to the original grant of $1,738 on a pro rata basis over the remaining service period. The Company recognized total expense of $8,913 during the three months ended March 31, 2012, and no future expense will be recognized related to these stock awards.

Stock Options

The Company has historically granted stock options to certain vendors and employees as well as in connection with certain financing transactions.

On January 13, 2012, the Company granted 141,000 stock options at a strike price of $0.15 to certain officers and employees. The grant date fair value of the awards was $8,219 (net of estimated forfeitures of 10%), which was determined using a Black Scholes option pricing model using the following assumptions: volatility of 72%, risk-free rate of return of .36%, stock price of $0.15 and expected term of 2.5 years. The options expire in 2016. The Company is expensing these awards on a straight line basis over the vesting period.

On May 17, 2012, the Company granted 210,000 stock options at a strike price of $0.17 to the members of its Board of Directors. The grant date fair value of the awards was $13,465, which was determined using a Black Scholes option pricing model using the following assumptions: volatility of 62%, risk-free rate of return of .35%, stock price of $0.17 and expected term of 2.5 years. The options expire in 2017. As these awards vested immediately, the Company expensed the entire fair value of the award during the three months ended June 30, 2012.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2012:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2011	1,022,685	$0.81	2.6
Grants	351,000	0.16
Forfeitures	(140,615)	1.75
Exercises	-	-
Outstanding at June 30, 2012	1,233,070	$0.62	3.1

Exerciseable at June 30, 2012	844,218	$0.68	2.9

The Company recognized expense of $19,650 during the six months ended June 30, 2012 related to stock option awards, including expense associated with awards granted in 2011. The Company has an aggregate of $12,973 of future expense (net of estimated forfeitures) related to non-vested awards which will be recognized over a weighted average period of 2.0 years. The options had an intrinsic value of $6,330 at June 30, 2012.

The following table sets forth exercise prices of outstanding options at June 30, 2012.

Exercise	Number of Shares
Price	Outstanding	Exerciseable

$0.15-$0.20	991,086	602,234
$1.70 - $7.50	240,984	240,984
$26.80	1,000	1,000

	1,233,070	844,218

Warrants

During the six months ended June 30, 2012, there was no warrant activity. The following table sets forth details regarding outstanding warrants at June 30, 2012:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding at June 30, 2012	1,722,628	$0.41	1.6	$68,412

Exerciseable at June 30, 2012	1,722,628	$0.41	1.6	$68,412

All warrants have been fully expensed as of June 30, 2012. The following table sets forth exercise prices of outstanding warrants at June 30, 2012:

Exercise	Number of
Price	Shares

$0.10	855,145
$0.18	150,000
$0.20	300,000
$1.20 - $1.30	417,483
1,722,628

Note 4: Net Income (Loss) Per Share

Basic income (loss) per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted loss per share reflects potential dilution from the exercise or conversion of securities into common stock. The effects of certain stock options and warrants are excluded from the determination of the weighted average common shares outstanding for diluted income per share in each of the periods presented as the effects were antidilutive.

Computation of net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net profit (loss) attributable to America's Suppliers	$95,822	$(220,752)	$52,003	$(347,538)

Basic weighted average common shares outstanding	13,970,339	13,214,830	13,885,941	13,145,475
Add incremental shares for:
Stock options	-	-	-	-
Warrants	330,516	-	303,930	-
Diluted weighted average common shares outstanding	14,300,855	13,214,830	14,189,871	13,145,475

Net loss per share:
Basic	$0.01	$(0.02)	$-	$(0.03)
Diluted	$0.01	$(0.02)	$-	$(0.03)

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2012	2011

Stock options	1,233,070	1,034,950
Warrants	867,483	1,572,628
Restricted stock	-	260,345

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

We continually add new, limited inventory products to our website in order to create an atmosphere that encourages customers to visit frequently and purchase products before the inventory sells out.  Through our Internet catalog, we offer approximately 225,000 products, including up to 35,000 closeout items at further discounted prices.  Closeout merchandise is typically available in inconsistent quantities and prices.

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

Our website has a registered base of approximately 230,000 small businesses and receives approximately 3 million monthly page views.  We receive an average of approximately 5,000 orders per month.  Our target audience is smaller businesses and not-for-profit companies.

During 2010, we established a majority-owned subsidiary, WowMyUniverse.com to develop a retail online business to sell directly to consumers. On October 1, 2010, this subsidiary became wholly owned as we acquired the non-controlling interest in exchange for our interest in an unconsolidated subsidiary. While we experienced limited sales through test marketing in early 2011, we began full operations in the second half of 2011. Net losses from WowMyUniverse.com were $14,154 and $2,887for the three months ended June 30, 2012 and 2011, respectively, and $47,668 and $41,972 for the six months ended June 30, 2012 and 2011, respectively.

Results of Operations

Net Revenues

Net Revenues	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$3,954,957	$4,127,200	$(172,243)	(4.2)%
Six months ended June 30,	$7,299,936	$7,420,626	$(120,690)	(1.6)%

Net revenues decreased for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, as a result of a coupon promotion in April 2011, and smaller average order sizes. This coupon promotion had negative unintended consequences and was subsequently terminated. Our smaller average order quantities in 2012 are believed to be correlated to the state of the economy. Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Cost of Goods Sold

Cost of Goods Sold	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$2,567,706	$2,847,653	$(279,947)	(9.8)%
Six months ended June 30,	$4,771,732	$5,042,850	$(271,118)	(5.4)%

Cost of goods sold decreased during the three and six months ended June 30, 2012 as compared to the three months and six months ended June 30, 2011 due primarily to the decrease in net revenues as discussed above, as well as a one-time increase in shipping costs during April 2011 related to coupon promotion. Gross margins as a percentage of total revenue were 38.0% and 37.2% for the three and six months ended June 30, 2012 as compared to 31.8% and 33% for the three and six months ended June 30, 2011. Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Sales and Marketing

Sales and Marketing	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$898,753	$945,412	$(46,659)	(4.9)%
Six months ended June 30,	$1,647,245	$1,662,906	$(15,661)	(0.9)%

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users. Sales and marketing expenses decreased in the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 due to a decrease in marketing promotion costs, offset by an increase in sales salaries, which was a more cost effective approach.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

General and Administrative	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$578,038	$599,301	$(21,263)	(3.5)%
Six months ended June 30,	$1,134,216	$1,169,928	$(35,712)	(3.1)%

General and administrative expenses decreased in the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, due primarily to a decrease in stock option expense and rent expense. The reduction in stock option expense is attributable to timing of awards and our general compensation strategies, while the rent expense reduction was due to a successful renegotiation of our existing lease for our business headquarters.

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Other Income (Expense)

Other Income (Expense)	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$941	$1,406	$(465)	(33.1)%
Six months ended June 30,	$1,982	$2,989	$(1,007)	(33.7)%

Other income (expense) for the three and six months ended June 30, 2012 consisted of interest income on cash balances, short-term investments, notes receivable and other miscellaneous income.

Net Income (Loss)

Net Income (Loss)	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$95,822	$(220,752)	$316,574	143.4%
Six months ended June 30,	$52,003	$(347,538)	$399,541	115.0%

We earned a profit for the three and six months ended June 30, 2012, as compared to our net loss for the three and six months ended June 30, 2011 primarily due an improvement in gross margins, and decreases in sales and marketing expense and general and administrative expense, each of which is described above.

Liquidity and Capital Resources

Our operating cash outflows were $182,105 for the six months ended June 30, 2012 as compared to outflows of $486,601 for the six months ended June 30, 2011 constituting a decrease in cash used by operations of $304,496. The change in net operating cash outflows is attributable an increase in net income of $399,541, partially offset by minor changes in non-cash charges and net working capital.

Investing cash inflows for the six months ended June 30, 2012 consisted of $215,009 of cash received from the maturities of certificates of deposit, partially offset by $42,742 of investments in equipment and website development costs to support our business operations and expansion into the consumer marketplace. Investing cash inflows for the six months ended June 30, 2011 consisted of $500,000 of cash received from the maturities of certificates of deposit, partially offset by $30,000 of loans to Business Calcium and $17,977 of investments in equipment and website development costs.

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at June 30, 2012.

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

Changes In Internal Controls Over Financial Reporting

There have not been any changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ending June 30, 2012, that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material updates to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

