Form 10-Q
period 2012-09-30
America's Suppliers, Inc.
filed 2012-11-07
CIK 1002390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,970,339 shares of common stock as of November 1 2012.

AMERICA’S SUPPLIERS, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets

Cash and cash equivalents	$814,272	$655,219
Certificates of deposit	260,023	425,031
Accounts receivable, net	282,828	148,905
Inventory	23,312	38,908
Note receivable - current portion	52,250	53,008
Prepaid expenses and other current assets	256,344	62,462
Total current assets	1,689,029	1,383,533
Property and equipment, net	501,343	467,263
Deposits and other assets	7,250	7,250
Total assets	$2,197,622	$1,858,046

Liabilities and Shareholders' Equity

Accounts payable	$1,698,332	$1,679,366
Accrued expenses	239,522	138,143
Deferred revenue	-	30,000
Other liabilities	-	2,931
Total current liabilities	1,937,854	1,850,440

ASI shareholders' equity:
Preferred shares, $0.001 par value, 1,000,000 shares authorized, no shares outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,970,339 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	13,970	13,970
Additional paid in capital	6,734,220	6,703,625
Accumulated deficit	(6,488,422)	(6,709,989)
Total shareholders' equity	259,768	7,606

Total liabilities and shareholders' equity	$2,197,622	$1,858,046

See accompanying notes to unaudited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenues	$4,864,729	$4,916,984	$12,164,665	$12,337,610
Advertising revenue	161,262	43,355	464,540	152,932
Cost of goods sold	3,243,426	3,308,138	8,015,157	8,350,988
Gross profit	1,782,565	1,652,201	4,614,048	4,139,554
Operating expenses:
Sales and marketing	1,044,964	921,898	2,692,209	2,587,581
General and administrative	568,870	515,589	1,703,087	1,682,740

Total operating expenses	1,613,834	1,437,487	4,395,296	4,270,321

Operating income (loss)	168,731	214,714	218,752	(130,767)
Other income	833	1,708	2,815	4,697

Income (loss) before income taxes	169,564	216,422	221,567	(126,070)
Income tax expense	-	(694)	-	(5,739)

Net income (loss)	$169,564	$215,728	$221,567	$(131,809)

Net income (loss) per share:
Basic	$0.01	$0.02	$0.02	$(0.01)
Diluted	$0.01	$0.02	$0.02	$(0.01)

Weighted average common shares outstanding
Basic	13,970,339	13,709,993	13,914,279	13,335,715
Diluted	14,355,268	14,065,783	14,245,209	13,335,715

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:

Net income (loss)	$221,567	$(131,809)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	88,921	64,816
Bad debt expense (recovery)	(8,339)	7,347
Stock-based compensation	30,595	137,444
Write-off of deferred financing costs	-	40,000
Changes in assets and liabilities:
Accounts receivable	(125,584)	(126,408)
Inventory	15,596	(2,027)
Prepaid and other current assets	(193,882)	(39,668)
Deposits and other assets	-	2,991
Accounts payable	18,965	72,344
Accrued expenses	101,379	(146,639)
Accrued interest on loan to Business Calcium	758	-
Deferred revenue	(30,000)	(8,569)
Other liabilities	(2,931)	(436)
Net cash provided by (used in) operating activities	117,045	(130,614)

Cash flows from investing activities:
Maturities of certificates of deposit	165,008	100,000
Loans to Business Calcium	-	(30,000)
Purchases of property and equipment	(123,000)	(25,445)
Net cash provided by investing activities	42,008	44,555

Cash flows from financing activities	-	-

Change in cash and cash equivalents	159,053	(86,059)

Cash and cash equivalents, beginning of period	655,219	397,209

Cash and cash equivalents, end of period	$814,272	$311,150

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

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2011 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Note 3: Equity Compensation

Restricted Stock

On February 25, 2009, the Company granted an aggregate of 1,475,636 common shares that vested in part based upon the Company achieving certain performance criteria as stipulated in the agreement.  On June 10, 2011, 894,991 shares were still outstanding but had yet to be vested.    On June 10, 2011, as consideration for services rendered, the Company modified the award to waive the performance criteria and establish a time-based vesting schedule, with 634,645 shares immediately vested and 260,345 shares vested in February 2012.

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

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2012:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding at December 31, 2011	1,022,685	$0.81	2.6
Grants	351,000	0.16
Forfeitures	(375,099)	1.72
Exercises	-	-
Outstanding at September 30, 2012	998,586	$0.24	3.6

Exerciseable at September 30, 2012	747,760	$0.26	3.6

The Company recognized expense of $21,682 during the nine months ended September 30, 2012 related to stock option awards, including expense associated with awards granted in 2011. The Company has an aggregate of $10,944 of future expense (net of estimated forfeitures) related to non-vested awards which will be recognized over a weighted average period of 1.52 years. The options had an intrinsic value of $13,350 at September 30, 2012.

The following table sets forth exercise prices of outstanding options at September 30, 2012.

Exercise	Number of Shares
Price	Outstanding	Exerciseable

$0.15-$0.20	991,086	740,260
$1.70 - $7.50	6,500	6,500
$26.80	1,000	1,000

	998,586	747,760

Warrants

During the nine months ended September 30, 2012, there was no warrant activity. The following table sets forth details regarding outstanding warrants at September 30, 2012:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Intrinsic
	Units	Exercise Price	Term (in years)	value

Outstanding at September 30, 2012	1,722,628	$0.41	1.3	$88,515

Exerciseable at September 30, 2012	1,722,628	$0.41	1.3	$88,515

All warrants have been fully expensed as of September 30, 2012. The following table sets forth exercise prices of outstanding warrants at September 30, 2012:

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

Computation of net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net profit (loss) attributable to America's Suppliers	$169,564	$215,728	$221,567	$(131,809)

Basic weighted average common shares outstanding	13,970,339	13,709,993	13,914,279	13,335,715
Add incremental shares for:
Stock options	9,663	-	3,221	-
Warrants	375,266	355,790	327,709	-
Diluted weighted average common shares outstanding	14,355,268	14,065,783	14,245,209	13,335,715

Net loss per share:
Basic	$0.01	$0.02	$0.02	$(0.01)
Diluted	$0.01	$0.02	$0.02	$(0.01)

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2012	2011

Stock options	647,586	1,024,478
Warrants	867,483	1,722,628
Restricted stock	-	260,345

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

During 2010, we established a majority-owned subsidiary, WowMyUniverse.com to develop a retail online business to sell directly to consumers. On October 1, 2010, this subsidiary became wholly owned as we acquired the non-controlling interest in exchange for our interest in an unconsolidated subsidiary. While we experienced limited sales through test marketing in early 2011, we began full operations in the second half of 2011. Net losses from WowMyUniverse.com were $7,663 and $4,881 for the three months ended September 30, 2012 and 2011, respectively, and $55,332 and $46,853 for the nine months ended September 30, 2012 and 2011, respectively.

Results of Operations

Net Revenues

Net Revenues	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$4,864,729	$4,916,984	$(52,255)	(1.1)%
Nine months ended September 30,	$12,164,665	$12,337,610	$(172,945)	(1.4)%

Net revenues decreased for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011 as a result of a coupon promotion in April 2011, and smaller average order sizes. This coupon promotion had negative unintended consequences and was subsequently terminated. Our smaller average order size in 2012 is believed to be correlated to the state of the economy. Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Advertising Revenues

Advertising Revenues	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	161,262	43,355	$117,907	272.0%
Nine months ended September 30,	464,540	152,932	$311,608	203.8%

Advertising revenues increased during the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 due primarily to the hiring of an advertising specialist who is aggressively pursuing advertisers.

Cost of Goods Sold

Cost of Goods Sold	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$3,243,426	$3,308,138	$(64,712)	(2.0)%
Nine months ended September 30,	$8,015,157	$8,350,988	$(335,831)	(4.0)%

Cost of goods sold decreased during the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 due primarily to the decrease in net revenues as discussed above, as well as a one-time increase in shipping costs during April 2011 related to coupon promotion. Gross margins as a percentage of total revenue were 35.5% and 36.5% for the three and nine months ended September 30, 2012 as compared to 33.3% and 33.1% for the three and nine months ended September 30, 2011. Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Sales and Marketing

Sales and Marketing	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$1,044,964	$921,898	$123,066	13.3%
Nine months ended September 30,	$2,692,209	$2,587,581	$104,628	4.0%

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users. Sales and marketing expenses increased in the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 due to an increase in sales salaries, offset by a decrease in marketing promotion costs.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

General and Administrative	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$568,870	$515,589	$53,281	10.3%
Nine months ended September 30,	$1,703,087	$1,682,740	$20,347	1.2%

General and administrative expenses increased in the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, due primarily to an increase in labor related expense, offset by a decrease in rent expense due to a successful renegotiation of our existing lease for our business headquarters.

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Other Income (Expense)

Other Income (Expense)	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$833	$1,708	$(875)	(51.2)%
Nine months ended September 30,	$2,815	$4,697	$(1,882)	(40.1)%

Other income (expense) for the three and nine months ended September 30, 2012 consisted of interest income on cash balances, short-term investments, notes receivable and other miscellaneous income.

Net Income (Loss)

Net Income (Loss)	2012	2011	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$169,564	$215,728	$(46,164)	(21.4)%
Nine months ended September 30,	$221,567	$(131,809)	$353,376	268.1%

We earned a profit for the three and nine months ended September 30, 2012, as compared to our net profit and net loss for the three and nine months ended September 30, 2011, respectively, primarily due an improvement in gross margins, and changes in sales and marketing expense and general and administrative expense, each of which is described above.

Liquidity and Capital Resources

Our operating cash inflows were $117,045 for the nine months ended September 30, 2012 as compared to outflows of $130,614 for the nine months ended September 30, 2011 constituting a decrease in cash used by operations of $247,659. The change in net operating cash outflows is attributable an increase in net income of $353,376, partially offset by an increase in prepaid expenses of $154,214 and other minor changes in non-cash charges and net working capital.

Investing cash inflows for the nine months ended September 30, 2012 consisted of $165,008 of cash received from the maturities of certificates of deposit, partially offset by $123,000 of investments in equipment and website development costs to support our business operations and expansion into the consumer marketplace. Investing cash inflows for the nine months ended September 30, 2011 consisted of $100,000 of cash received from the maturities of certificates of deposit, partially offset by $30,000 of loans to Business Calcium and $25,445 of investments in equipment and website development costs.

We intend to generate operating cash flows through the growth of our existing business, the improvement of operating margins and by growth through acquisitions. Although there can be no assurance, management believes such measures will provide enough liquidity to operate our current business and continue as a going concern.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at September 30, 2012.

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

Changes In Internal Controls Over Financial Reporting

There have not been any changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ending September 30, 2012, that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

