Form 10-K
period 2012-12-31
America's Suppliers, Inc.
filed 2013-03-07
CIK 1002390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Common Stock ($0.001 par value)

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

Large accelerated filer   ☐       Accelerated filer   ☐       Non-accelerated filer   ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐      No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $931,000 as of June 30, 2012, based upon the closing sale price of the registrant’s common equity reported for such date on the pink sheets. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding ordinary share capital have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2013, there were 13,970,933 shares of our common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Item 1 —   Business

History

Organization

On December 14, 2009, America’s Suppliers, Inc. was incorporated under the laws of the State of Delaware. America’s Suppliers, Inc. is an internet-based provider of general merchandise through its wholly owned subsidiaries (collectively, the Company), DollarDays International, Inc. (“DollarDays”) and WowMyUniverse Inc. (“Wow”). DollarDays is a wholesaler of general merchandise to small independent resellers through its website www.DollarDays.com. Wow targets general consumers through its website WowMyUniverse.com. Orders are placed by customers through the Company’s websites where, upon successful payment, the merchandise is shipped directly from the vendors’ warehouse.

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

Our historical success has resulted largely from the size of our community of active users.  We had approximately 35,000 unique customers place an order with us in 2012 and 2011.  We believe our sales and marketing efforts make inefficient markets more efficient because:

•	Our website includes more than 150,000 items on any given day and makes available to our users a wide variety of goods; and
•	We bring buyers and sellers together for lower costs than traditional intermediaries.

We have had increased success throughout the years by attracting repeat customers.  In 2010, 2011 and 2012, the sales volume of individuals who purchased through our website four times or more was 40%, 41% and 42%, respectively.

WowMyUniverse.com

During 2010, we established a majority-owned subsidiary, WowMyUniverse.com to develop a retail online business to sell directly to consumers. On October 1, 2010, this subsidiary became wholly owned as we acquired the non-controlling interest in exchange for our interest in an unconsolidated subsidiary.

During 2010, most of our activities related to WowMyUniverse.com consisted of website development and marketing activities. While we experienced limited sales through test marketing in 2010 and early 2011, we began full operations in the second half of 2011. Revenues from WowMyUniverse.com were approximately $185,000 in 2011 and $166,000 in 2012.

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

The number of total products we offer has grown from less than 5,000 in 2001, to more than 225,000 products in 2012.  The number of products and product categories change throughout the year, as we periodically reorganize our departments and/or categories to better reflect our current product offerings.

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

Marketing

Our marketing initiatives include, but are not limited to, the following:

Web Positioning: In order to maintain favorable positioning and to increase the likelihood of our website being “found” by customers looking for wholesale merchandise, we maintain a proactive search engine optimization effort to assure continued high search engine placement. We currently have over 450,000 web pages indexed in various search engines, including Google, Bing, Yahoo, MSN and AOL. Part of the continuing search engine optimization program involves evolution of page content and product descriptions for maximum indexing and rank possibilities. We believe our newer categories and higher priced products in existing categories help to increase search engine visibility and should, therefore, increase visitor counts. Approximately 75% of our gross sales in 2012, 2011, and 2010 came from “organic” (i.e., unpaid) search engine traffic.

Website Design: We continually evaluate our website and make improvements as deemed necessary. Periodically, we intend to re-design our website as market factors and technological advances necessitate.

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

Platinum Program: Under this subscription service, in return for a $49 joining fee and an additional $15.95 monthly fee or $175 annual fee, customers can receive a number of discounts and savings on goods, services, freight and other products sold on our website. Our platinum program participants purchased more products through our website than non-participants and made purchases more frequently than prior to participating in the program.

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

Sales

No single customer accounts for more than 5% of our revenues.  We utilize internal staffing and outsourced resources to have sales and support coverage 24 hours per day, seven days a week.  The primary function of the sales staff is to field incoming calls and make outgoing calls to solicit new customers, obtain additional sales from infrequent purchasers and re-contact lapsed customers.

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

Our primary distribution channel is online sales to small businesses, non-profits and home-based businesses located in the United States.  During 2012 and 2011, revenues from domestic customers accounted for approximately 93% of our revenues.

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

We have over 400 vendors and the total amount purchased from any single vendor does not exceed 10% of our revenues.

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

Employees

As of December 31, 2012, we had a total of 39 full-time employees.  We have never had a work stoppage, and none of our employees are represented by a labor union.  We consider our employee relationships to be positive.

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

Our revenues and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

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

During 2010, we made investments in a retail website, WowMyUniverse.com. WowMyUniverse.com has experienced negative cash flows each year since 2010 and may continue to do so in the future as we continue to develop this business. Our experience in developing online businesses is limited to the wholesale marketplace, and our relative lack of experience in retail commerce may be detrimental to the success of WowMyUniverse.com. We may face exposure to business conditions and risks that are unforeseen as a result of this lack of experience.

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

At December 31, 2012, we had fulfillment partner relationships with approximately 400 vendors whose products we offer for sale on our website. We depend on our fulfillment partners to provide the product selection we offer. We plan to continue to expand the number of fulfillment partner relationships and the number of products offered for sale by our fulfillment partners on our website.  In general, we agree to offer the third parties’ products on our website and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing relationships or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our website. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing fulfillment partner relationships, or build new ones, or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

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

If the products that we offer on our website do not reflect our customers’ tastes and preferences, our revenues and profit margins may decrease.

Our success depends in part on our ability to offer products that reflect consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. Because some of the products we sell consist of manufacturers’ and retailers’ excess inventory, we have limited control over some of the specific products we are able to offer for sale. If our merchandise fails to satisfy customers’ tastes or respond to changes in customer preferences, our revenues could suffer. In addition, any failure to offer products in line with customers’ preferences could allow our competitors to gain market share. This could have an adverse effect on our business, prospects, results of operations and financial condition.

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

Our success, and in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. We have computers and communications hardware located in the Arizona that are backed up regularly. Although we have designed our back-up system in an effort to be able to provide limited back-up website functionality in the event of a failure of our main facility, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events, and our back-up systems are not designed to handle the volume of transactions normally handled by our primary systems. Our disaster recovery plan may be inadequate, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss or public disclosure of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could harm our reputation, business, prospects, financial condition and results of operations.

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

We do not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could reduce our revenues and our gross margin. We have implemented technology to help us detect the fraudulent use of credit card information. However, we may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, results of operation or financial condition.

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

Item 1B —   Unresolved Staff Comments

None.

Item 2 —   Properties

ASI, through its wholly-owned subsidiary DollarDays, leases approximately 5,500 square feet in Scottsdale, Arizona, which houses the Company’s corporate headquarters and all business functions.  The lease term expires October 31, 2017.  Rent payable in 2013 is $71,958.  ASI believes this facility is adequate to meet its current operating needs.

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

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock (and Predecessor Securities)

The following table sets forth the high and low sales prices for our Common Stock for the respective periods indicated, as reported by Pink Sheets and/or the OTCBB, as applicable:

Common Stock Prices

	2012 Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31
Quarterly per share stock price:
High	$0.46	$0.22	$0.22	$0.22
Low	$0.10	$0.13	$0.10	$0.12

	2011 Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31
Quarterly per share stock price:
High	$0.225	$0.20	$0.35	$0.42
Low	$0.12	$0.12	$0.12	$0.09

As of December 31, 2012 our transfer agents reported there were approximately 131 holders of record of our Common Stock.  In addition, we believe a substantial number of shares of our Common Stock are held in nominee or street name by brokers.

Dividends

We have not declared or paid any cash dividends on our Common Stock, and our present policy is to retain earnings for use in our business. As of December 31, 2012 and 2011, we had accumulated deficits of approximately $6.6 million and $6.7 million, respectively, and accordingly, we do not expect to pay dividends on our Common Stock for the foreseeable future.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,500	$7.29	0
Equity compensation plans not approved by security holders	0	n/a	n/a
Total	7,500	$7.29	0

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	811,086	$0.18	1,188,914
Equity compensation plans not approved by security holders	630,000	$0.19	n/a
Total	1,441,086	0.18	1,539,914

The tables above reflect the status of the Company’s equity compensation plans as of December 31, 2012.

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

Dollar Days

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

We continually add new, limited inventory products to our website in order to create an atmosphere that encourages customers to visit frequently and purchase products before the inventory sells out.  Through our Internet catalog, we offer approximately 225,000 products, including up to 10,000 closeout items at further discounted prices.  Closeout merchandise is typically available in inconsistent quantities and prices.

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

During 2010, most of our activities related to WowMyUniverse.com consisted of website development and marketing activities. While we experienced limited sales through test marketing in 2010 and early 2011, we began full operations in the second half of 2011. Revenues from WowMyUniverse.com were approximately $185,000 in 2011 and $166,000 in 2012.

Recent Developments

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

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s revenues. Trade receivables are carried at their estimated collectible amounts and generally consist of amounts due from credit card transactions.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and prior history of uncollected accounts receivable. The allowance for doubtful accounts at December 31, 2012 and 2011 was $0 as the Company expected to collect substantially all amounts due.  Bad debt (recovery) expense for the years ended December 31, 2012 and 2011 was $(8,339) and $27,876, respectively.

The Company follows the allowance method of recognizing sales returns. The allowance method recognizes sales returns as a percentage of sales based on a prior history of sales returns. The allowance for sales returns at December 31, 2012 and 2011 was $0.  Sales returns expense for the years ended December 31, 2012 and 2011 was $445,359 and $416,207, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the assets' useful lives or lease terms. Depreciation and amortization expense was $122,711 and $91,542 for the years ended December 31, 2012 and 2011, respectively.

The Company capitalizes website development costs in accordance with the provisions of Accounting Standards Codification (“ASC”) 350.  Generally, the Company capitalizes costs incurred to develop its website applications and infrastructure. Capitalized website development costs totaled $0 and $100,086 for the years ended December 31, 2012 and 2011, respectively.

Long-lived Assets

In accordance with ASC 360,  which  requires that  long-lived assets to be held and used be reviewed for impairment whenever events or changes in  circumstances  indicate  that the  carrying  amount  of an asset  may not be recoverable.

We evaluate our long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. No impairment of our long-lived assets existed at December 31, 2012 and 2011.

Revenue Recognition

Revenue is recognized when the four criteria for revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) shipment or delivery has occurred; (3) the price is fixed or determinable and (4) collectability is reasonably assured.    Cash payments received in advance of product shipment are deferred and reflected as a deferred revenue liability in the accompanying consolidated balance sheets.  Allowances for sales returns and discounts are recorded as a component of revenues in the period the allowances are recognized.

All amounts billed to customers for shipping and handling costs are included in revenues in the accompanying statements of operations.  Actual shipping costs incurred are reflected as a component of cost of goods sold in the accompanying statements of operations.  Total shipping expense included in cost of goods sold was $2,102,013 and $2,265,472 for the years ended December 31, 2012 and 2011, respectively.

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

Income Taxes

We account for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns.  In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in the tax law or rates. We have established a valuation allowance for all deferred tax assets as of December 31, 2012 as it has not determined that such assets are likely to be realized.

We have conducted an evaluation of our tax positions taken on returns that remain subject to examination and has concluded that there are no uncertain tax positions, as defined in ASC 740, that require recognition or disclosure in the accompanying consolidated financial statements

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments, receivables and payables and short-term debt.  The fair value of the short-term instruments approximates fair value due to the short-term maturities of such instruments.

Stock- Based Compensation

Accounting Standards Codification (“ASC”) 718, “Accounting for Stock-Based Compensation” established financial accounting and reporting standards for stock-based compensation plans. It defines a fair valued based method of accounting for an employee stock option or similar equity instrument. We account for compensation cost for stock option plans in accordance with ASC 718. The fair value method requires us to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Black-Scholes pricing model is used to estimate the fair value of options granted that are expensed on a straight-line basis over the vesting period.

The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards. These assumptions include the expected term, risk-free interest rate, expected volatility, and expected dividend. The expected term represents the estimated time from the date of the grant until the date of exercise and is based on the simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the award. The expected volatility is determined based on the historical volatility of a representative group of peer companies’ stock. The risk-free interest rate is the market yield currently available on U.S. Treasury securities with maturities approximately equal to the option’s expected term. The expected dividend yield was assumed to be zero as we have not paid, and do not anticipate paying, cash dividends on shares of common stock.

We will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to stock-based compensation on a prospective basis and incorporating these factors into the Black-Scholes option pricing model. Each of these inputs is subjective and generally requires significant management and director judgment to determine.

Results of Operations

During the year ended December 31, 2012, we generated net income totaling $155,962 from our primary operating subsidiary, DollarDays. The establishment of WowMyUniverse.com in 2010 has reduced our profitability, yet we have generated net income on a consolidated basis each fiscal year since its establishment.

Revenues

Revenues	2012	2011	Change from Prior Year	Percent Change from Prior Year
Year ended December 31,	$16,349,523	$16,826,121	$(476,598)	(2.8)%

Revenues decreased from 2011 to 2012 due to a coupon promotion in April 2011 and smaller average order sizes. This coupon promotion had negative unintended consequences and was subsequently terminated. Our smaller average order size in 2012 is believed to be correlated to the state of the economy.

Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Advertising Revenues

Advertising Revenues	2012	2011	Change from Prior Year	Percent Change from Prior Year
Year ended December 31,	620,197	238,547	$381,650	160.0%

Advertising revenues increased during the year ended December 31, 2012 as compared to the year ended December 31, 2011 due primarily to the hiring of an advertising specialist who is aggressively pursuing advertisers.

Cost of Goods Sold

Cost of Goods Sold	2012	2011	Change from Prior Year	Percent Change from Prior Year
Year ended December 31,	$10,866,959	$11,338,604	$(471,645)	(4.2)%

Cost of goods sold decreased from 2011 to 2012 due primarily to the decrease in revenues as discussed above, as well as a one-time increase in shipping costs during April 2011 related to coupon promotion. Gross margins as a percentage of revenue, excluding advertising revenues, was 33.5% for the year ended December 31, 2012 as compared to 32.6% for the year ended December 31, 2011.

Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Sales and Marketing Expenses

Sales and Marketing	2012	2011	Change from Prior Year	Percent Change from Prior Year
Year ended December 31,	$3,664,862	$3,598,236	$66,626	1.9%

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users.  Sales and marketing expenses increased from 2011 to 2012 due to increases in sales salaries, offset by a decrease in marketing promotion costs.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative Expenses

General and Administrative	2012	2011	Change from Prior Year	Percent Change from Prior Year
Year ended December 31,	$2,300,469	$2,117,113	$183,356	8.7%

General and administrative expenses includes management fees, salaries and other compensation expenses, rent, utilities, general office expenses, insurance and other costs necessary to conduct business operations.  General and administrative expenses increased from 2011 to 2012 due primarily to an increase in labor related expenses, offset by a decrease in rent expense due to a successful renegotiation of our existing lease for our business headquarters.

Factors that can influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Other (Expense) Income

Other (Expense) Income	2012	2011	Change from Prior Year	Percent Change from Prior Year
Year ended December 31,	$(52,096)	$6,419	$(58,515)	(911.6)%

Other (expense) income in 2012 and 2011 consisted of interest income on cash balances, short-term investments, notes receivable and other miscellaneous income of $912 and $6,419, respectively. During 2012, the Company incurred an additional expense of $53,008 due to the write-off of the Business Calcium Inc. note receivable and related accrued interest.

Net Income (Loss)

Net Income (Loss)	2012	2011	Change from Prior Year	Percent Change from Prior Year
Year ended December 31,	$91,409	$5,395	$86,014	1594.3%

Net income attributable to America’s Supplier increased from 2011 to 2012 primarily due to an improvement in gross margins and changes in sales and marketing expense and general and administrative expense, each of which is described above.

Liquidity and Capital Resources

 Our operating cash flows increased by $114,231 to $105,286 for the year ended December 31, 2012 as compared to $(8,945) for the year ended December 31, 2011. This increase was attributable to increases in net income and accrued expenses of $86,014 and $405,011, respectively, partially offset by decreases in prepaid expenses of $185,171, in accounts payable of $187,670, and other minor changes in non-cash charges and net working capital.

Cash flows from investing activities were $17,145 for the year ended December 31, 2012, consisting of $175,031 of maturities in short term investments and $157,886 of purchase of equipment. Cash flows from investing activities were $266,955 for the year ended December 31, 2011, consisting of $500,000 of maturities in short term investments, $30,000 of a loan to Business Calcium and $203,045 of purchases of equipment.

There were no cash flows from financing activities for the years ended December 31, 2012 or 2011.

The Company intends to generate operating cash flows through the growth of its existing business, the improvement of operating margins and by growth through acquisitions. Although there can be no assurance, management believes that such measures and its existing cash on hand and liquid assets will provide it with enough liquidity to operate its current business and continue as a going concern in the short term. In the event operating cash flows are not sufficient, we have a $150,000 revolving line of credit with a financial institution to fund operations.

Obligations and Commitments

The Company has a $150,000 revolving line of credit with a financial institution. As of December 31, 2012 and 2011, the balance outstanding on the line of credit was $0.   Interest payments are due monthly at an annual rate of 6%.  The line of credit has no stated maturity date.

The Company has the following obligations under non-cancelable lease commitments as of December 31, 2012:

2013	104,551
2014	78,731
2015	76,341
2016	78,631
2017	67,156
Thereafter	-
Total	$405,410

Off Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2012 and 2011.

New Accounting Pronouncements

Our new accounting pronouncements are disclosed in the Notes to the Financial Statements. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2013.

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
Michael Moore
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Christopher Baker	Chairman	March 7, 2013
Christopher Baker

/s/ Marc Joseph	Director	March 7, 2013
Marc Joseph

/s/ Vincent Pino	Director	March 7, 2013
Vincent Pino

/s/ Justiniano Gomes	Director	March 7, 2013
Justiniano Gomes

/s/ Eric Best	Director	March 7, 2013
Eric Best

/s/ Bryon L. (Bud) Bergren	Director	March 7, 2013
Bryon L. (Bud) Bergren

/s/ Paul Klapper	Director	March 7, 2013
Paul Klapper

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

America’s Suppliers, Inc.

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of America’s Suppliers, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of America’s Suppliers, Inc. and its subsidiaries as of December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

March 7, 2013

AMERICA’S SUPPLIERS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

Assets

Cash and cash equivalents	$777,650	$655,219
Certificates of deposit	250,000	425,031
Accounts receivable	107,352	148,905
Inventory	55,077	38,908
Note receivable - current portion	-	53,008
Prepaid expenses and other current assets	238,822	62,462
Total current assets	1,428,901	1,383,533
Property and equipment, net	502,438	467,263
Deposits and other assets	7,250	7,250
Total assets	$1,938,589	$1,858,046

Liabilities and Stockholders' Equity

Accounts payable	$1,630,552	$1,679,366
Accrued expenses	176,395	138,143
Deferred revenue	-	30,000
Other liabilities	-	2,931
Total current liabilities	1,806,947	1,850,440

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,970,339 shares issued and outstanding	13,970	13,970
Additional paid in capital	6,736,252	6,703,625
Accumulated deficit	(6,618,580)	(6,709,989)
Total stockholders' equity	131,642	7,606

Total liabilities and stockholders' equity	$1,938,589	$1,858,046

See accompanying notes to consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011

Revenues	$16,349,523	$16,826,121
Advertising revenue	620,197	238,547
Cost of goods sold	(10,866,959)	(11,338,604)
Gross profit	6,102,761	5,726,064
Operating expenses:
Sales and marketing	3,664,862	3,598,236
General and administrative	2,300,469	2,117,113
Total operating expenses	5,965,331	5,715,349
Operating income	137,430	10,715

Other (expense) income:
Write-off of note receivable	(53,008)	-
Other income	912	6,419
Total other (expense) income	(52,096)	6,419

Income before income taxes	85,334	17,134
Income tax benefit (expense)	6,075	(11,739)

Net income	$91,409	$5,395

Net income per share:
Basic	$0.01	$-
Diluted	$0.01	$-

Weighted average common shares outstanding
Basic	13,928,371	13,430,054
Diluted	14,358,024	13,600,289

See accompanying notes to consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2010	14,255,857	$14,256	$6,550,963	$(6,715,384)	$(150,165)

Net income	-	-	-	5,395	5,395
Cancelled unvested shares	(285,518)	(286)	286	-	-
Stock based compensation - stock options	-	-	37,780	-	37,780
Stock based compensation - stock awards	-	-	114,596	-	114,596
Balance at December 31, 2011	13,970,339	$13,970	$6,703,625	$(6,709,989)	$7,606
Net income	-	-	-	91,409	91,409
Stock based compensation - stock options and awards	-	-	32,627	-	32,627
Balance at December 31, 2012	13,970,339	$13,970	$6,736,252	$(6,618,580)	$131,642

See accompanying notes to consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011
Cash flows from operating activities:

Net income	$91,409	$5,395
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	122,711	91,542
Bad debt (recovery) expense	(8,339)	27,876
Stock-based compensation	32,627	152,376
Write-off of deferred financing costs	-	40,000
Write-off of loan to Business Calcium	53,008	-
Changes in operating assets and liabilities:
Accounts receivable	49,892	(91,302)
Inventory	(16,169)	(37,590)
Prepaid and other current assets	(176,360)	8,811
Deposits and other assets	-	4,983
Accounts payable	(48,814)	138,856
Accrued expenses	38,252	(366,759)
Accrued interest on loan to Business Calcium	-	(3,008)
Deferred revenue	(30,000)	21,431
Other liabilities	(2,931)	(1,556)
Net cash provided by (used in) operating activities	105,286	(8,945)

Cash flows from investing activities:
Maturities of certificates of deposit	175,031	500,000
Loans to Business Calcium	-	(30,000)
Purchases of property and equipment	(157,886)	(203,045)
Net cash provided by investing activities	17,145	266,955

Cash flows from financing activities	-	-

Change in cash and cash equivalents	122,431	258,010

Cash and cash equivalents, beginning of period	655,219	397,209

Cash and cash equivalents, end of period	$777,650	$655,219

Supplemental cash flow disclosures:
Cash paid for income taxes	$-	$11,739

See accompanying notes to consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BACKGROUND

On December 14, 2009, America’s Suppliers, Inc. was incorporated under the laws of the State of Delaware. America’s Suppliers, Inc. is an internet-based provider of general merchandise through its wholly owned subsidiaries (collectively, the Company), DollarDays International, Inc. (“DollarDays”) and WowMyUniverse Inc. (“Wow”). DollarDays is a wholesaler of general merchandise to small independent resellers through its website www.DollarDays.com. Wow targets general consumers through its website WowMyUniverse.com. Orders are placed by customers through the Company’s websites where, upon successful payment, the merchandise is shipped directly from the vendors’ warehouse.

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

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s revenues. Trade receivables are carried at their estimated collectible amounts and generally consist of amounts due from credit card transactions.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and prior history of uncollected accounts receivable. The allowance for doubtful accounts at December 31, 2012 and 2011 was $0 as the Company expected to collect substantially all amounts due. Bad debt (recovery) expense for the years ended December 31, 2012 and 2011 was $(8,339) and $27,876, respectively.

The Company follows the allowance method of recognizing sales returns. The allowance method recognizes sales returns as a percentage of sales based on a prior history of sales returns. The allowance for sales returns at December 31, 2012 and 2011 was $0. Sales returns expense for the years ended December 31, 2012 and 2011 was $445,359 and $416,207, respectively.

Inventory

Substantially all of the Company’s sales orders are shipped directly from the Company’s vendors. Inventory consists of product returns and other miscellaneous items and is carried at the lower of cost or market.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the assets' useful lives or lease terms. Depreciation and amortization expense was $122,711 and $91,542 for the years ended December 31, 2012 and 2011, respectively.

The Company capitalizes website development costs in accordance with the provisions of Accounting Standards Codification (“ASC”) 350.  Generally, the Company capitalizes costs incurred to develop its website applications and infrastructure.  Capitalized website development costs totaled $0 and $100,086 for the years ended December 31, 2012 and 2011, respectively.

Long-lived Assets

In accordance with ASC 360-10, which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company evaluates its long-lived assets for impairment annually whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. The Company recognized no impairment loss at December 31, 2012 or 2011.

Deferred Rent

The Company is a lessee under an operating lease with escalating lease payments (see Note 7).  In accordance with the provisions of ASC 840, rent expense is recognized on a straight line basis over the life of lease.  Deferred rent was $0 and $2,931 at December 31, 2012 and 2011, respectively, and is included in other current liabilities in the accompanying consolidated balance sheets.

Revenue Recognition

Revenue is recognized when the four criteria for revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) shipment or delivery has occurred; (3) the price is fixed or determinable and (4) collectability is reasonably assured.    Cash payments received in advance of product shipment are deferred as reflected as a deferred revenue liability in the accompanying consolidated balance sheets.  Allowances for sales returns and discounts are recorded as a component of revenues in the period the allowances are recognized.

All amounts billed to customers for shipping and handling costs are included in revenues in the consolidated statement of operations.  Actual shipping costs incurred are reflected as a component of cost of goods sold in the accompanying consolidated statements of operations.  Total shipping expense included in cost of goods sold was $2,102,013 and $2,265,472 for 2012 and 2011, respectively.

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

Advertising

The Company’s advertising activities consist of telemarketing, search engine optimization; Internet based advertising and other advertising activities.  The Company expenses advertising costs as incurred.  Advertising expense was $1,062,508 and $1,241,892 for 2012 and 2011, respectively.

Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns.  In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates. The Company has established a valuation allowance for all deferred tax assets as of December 31, 2012 as it has determined that such assets are likely to not be realized.

Management has conducted an evaluation of the Company's tax positions taken on returns that remain subject to examination and has concluded that there are no uncertain tax positions, as defined in ASC 740, that require recognition or disclosure in the accompanying consolidated financial statements

Fair Value of Financial Instruments

Fair value measurements are performed in accordance with the guidance provided by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received from selling an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities recorded at fair value in the financial statements are categorized based upon the hierarchy of levels of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The Company’s financial instruments include cash and cash equivalents, short term investments, short term receivables and payables.  The carrying value of the short-term instruments approximates fair value due to the short-term maturities of such instruments.   .

Stock- Based Compensation

Accounting Standards Codification (“ASC”) 718, “Accounting for Stock-Based Compensation” established financial accounting and reporting standards for stock-based compensation plans. It defines a fair valued based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans in accordance with ASC 718. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Black-Scholes pricing model is used to estimate the fair value of options granted that are expensed on a straight-line basis over the vesting period.

The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards. These assumptions include the expected term, risk-free interest rate, expected volatility, and expected dividend. The expected term represents the estimated time from the date of the grant until the date of exercise and is based on the simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the award. The expected volatility is determined based on the historical volatility of a representative group of peer companies’ stock. The risk-free interest rate is the market yield currently available on U.S. Treasury securities with maturities approximately equal to the option’s expected term. The expected dividend yield was assumed to be zero as the Company has not paid, and do not anticipate paying, cash dividends on shares of common stock.

 The Company will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to stock-based compensation on a prospective basis and incorporating these factors into the Black-Scholes option pricing model. Each of these inputs is subjective and generally requires significant management and director judgment to determine.

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

NOTE 3: EARNINGS PER SHARE

Basic income per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted income per share reflects potential dilution from the exercise or conversion of securities into common stock. The dilutive effect of the Company’s share-based awards is computed using the treasury stock method, which assumes that all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period.

The following represents a reconciliation of the numerators and denominators of the basic and diluted income per share computation for the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011

Net income	$91,409	$5,395

Basic weighted average common shares outstanding	13,928,371	13,430,054
Add incremental shares for:
Stock options	42,607	-
Warrants	387,046	170,235
Diluted weighted average common shares outstanding	14,358,024	13,600,289

Net income per share:
Basic	$0.01	$-
Diluted	$0.01	$-

The following stock options and warrants are excluded from the determination of the weighted average common shares outstanding for diluted income per share in each of the periods presented as the effects were anti-dilutive or the exercise price for the outstanding options exceeded the average market price for the Company’s common stock.

	Year ended December 31,
	2012	2011

Stock options	7,500	1,022,685
Warrants	417,483	867,483
Restricted stock	-	260,345

NOTE 4: NOTE RECEIVABLE

On October 1, 2010, the Company entered into an agreement to exchange its 25% ownership in Business Calcium for its 10% interest in Wow thereby making Wow a wholly-owned subsidiary. As part of the transaction, the Company loaned Business Calcium $50,000 with interest at 6%. The note repayments were to commence in July 2011 with the remaining balance due December 31, 2012. While the Company received interest payments, no principal payments were made by Business Calcium. As such, the Company wrote off the outstanding balance of principal and interest, totaling $53,008, as of December 31, 2012. The related expense is included under other income (expense) in the accompanying consolidated statement of operations for the year ended December 31, 2012.

NOTE 5:  PROPERTY AND EQUIPMENT

The following table sets forth information with respect to property and equipment at December 31, 2012 and 2011:

	2012	2011

Software and website development costs	$626,044	$517,290
Computer equipment	274,482	225,350
Leasehold improvements	37,718	37,718
	938,244	780,358
Less: accumulated depreciation and amortization	(435,806)	(313,095)
	$502,438	$467,263

NOTE 6: LINE OF CREDIT

The Company has a $150,000 revolving line of credit with a financial institution. As of December 31, 2012 and 2011, the balance outstanding on the line of credit was $0.   Interest payments are due monthly at an annual rate of 6%.  The line of credit has no stated maturity date.

NOTE 7:  LEASES

Operating Leases

The Company leases office space in Scottsdale, Arizona under an operating lease that expires in 2017.  Rent expense under this lease totaled $62,955 and $133,754 for the years ended December 31, 2012 and 2011, respectively.

The Company is a party to various leases for office and communications equipment extending through 2014.  Lease expense related to these leases was $41,622 for 2012 and 2011.

Future minimum annual lease payments under the operating lease agreements are as follows for each of the years ended December 31:

2013	104,551
2014	78,731
2015	76,341
2016	78,631
2017	67,156
Thereafter	-
Total	$405,410

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

The Company maintains a 2009 Long Term Incentive Compensation Plan (the “2009 Plan”), which provide for the issuance of stock options to employees and outside consultants of the Company to purchase shares of Common Stock. As of the date of this report, 2,000,000 shares were authorized for issuance under the 2009 Plan.  Stock options are generally granted at prices of not less than 100% of the fair market value of the common stock on the date of grant. Options granted under our option plans generally vest over a four year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date.

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

On May 17, 2012, the Company granted 210,000 stock options at a strike price of $0.17 to the members of its Board of Directors. The grant date fair value of the awards was $13,465, which was determined using a Black Scholes option pricing model using the following assumptions: volatility of 62%, risk-free rate of return of .35%, stock price of $0.17 and expected term of 2.5 years. The options expire in 2017. As these awards vested immediately, the Company expensed the entire fair value of the award on the grant date.

No other awards were granted during the year ended December 31, 2012. The following sets forth a summary of stock options:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	1,022,685	$0.81	2.6	$-
Grants	351,000	0.16
Forfeitures	(375,099)	1.72
Exercises	-	-
Outstanding at December 31, 2012	998,586	$0.24	3.3	$43,083

Vested and exerciseable at December 31, 2012	747,760	$0.27	3.3	$29,918

Vested and exerciseable at December 31, 2012 and expected to vest thereafter	938,447	$0.24	3.3	$40,574

The following sets forth exercise price information for options outstanding at December 31, 2012:

Exercise	Number of Shares
Price	Outstanding	Exerciseable

$0.15-$0.20	991,086	740,260
$1.70 - $7.50	6,500	6,500
$26.80	1,000	1,000

	998,586	747,760

The Company recognized expense of $23,714 and $26,107 related to all options for the years ended December 31, 2012 and 2011, respectively. The future expense relating to unvested option awards (net of estimated forfeitures) is $8,912 at December 31, 2012 which will be recognized over a weighted average period of 1.3 years.

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

On June 10, 2011, as consideration for services rendered, the Company modified the restricted stock award granted February 25, 2009 to waive the performance criteria and establish a time-based vesting schedule, with 634,645 shares immediately vested and the remaining 260,345 shares vested in February 2012.

The Company accounted for this as a share-based payment modification in accordance with the provisions of the FASB Accounting Standards Codification (“ASC”) Section 718. As such, the Company computed the fair value of the restricted stock immediately before and after the modification, and is expensing the incremental difference of $120,824, together with the unrecognized compensation cost attributable to the original grant of $1,738 on a pro rata basis over the remaining service period. As of December 31, 2011, 260,345 shares were unvested. The unvested shares are included in shares outstanding at December 31, 2011, but are excluded from the weighted average shares outstanding computation for basic earnings per share in accordance with ASC 260.

The Company recognized total expense of $8,913 and $114,596 during the years ended December 31, 2012 and 2011, respectively, related to restricted stock awards, inclusive of the effects of the modification. An aggregate of 285,518 shares were cancelled during the year ended December 31, 2011 as the respective individuals were terminated. The Company has no future expense related to nonvested awards.

NOTE 10:  WARRANTS

During the year ended December 31, 2012, there was no warrant activity. The following table summarizes warrants outstanding:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding at December 31, 2011	1,722,628	$0.41	2.1	$64,136
Grants	-	-
Forfeitures	-	-
Exercises	-	-

Outstanding at December 31, 2012	1,722,628	$0.41	1.1	$123,169

Exerciseable at December 31, 2012	1,722,628	$0.41	1.1	$123,169

All warrants have been fully expensed as of December 31, 2012. The following table sets forth exercise prices of outstanding warrants at December 31, 2012.

Exercise Price	Number of Shares
$ 0.10	855,145
$ 0.18	150,000
$ 0.20	300,000
$1.20-$1.30	417,483
1,722,628

NOTE 11:  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income taxes for years ended December 31, are summarized as follows:

	2012	2011

Current (benefit)/liability	$(6,075)	$11,739
Deferred provision	-	-
Net income tax provision	$(6,075)	$11,739

A reconciliation of the differences between the effective and statutory income tax rates for years ended December 31, is as follows:

	2012		2011
	Amount	Percent	Amount	Percent

Federal statutory rates	$29,014	34%	$5,826	34%
State income taxes	5,973	7%	1,199	7%
Permanent differences	9,733	11%	6,493	38%
Return to provision adjustments	(48,777)	(57)%	248,615	1,451%
Changes in valuation allowance, including the utilization of net operating loss carryforwards	4,057	5%	(262,133)	(1,530)%
Tax refund	(6,075)	(7)%	-	-%
Alternative minimum tax	-	-%	11,739	69%
Effective rate	$(6,075)	(7)%	$11,739	69%

At December 31, deferred income tax assets and liabilities were comprised of:

F-13

	2012	2011
Deferred tax assets (liabilities) - current:
Stock-based compensation	$66,935	$72,125
Book-tax differences in operating assets	27,270	90,427
Total current deferred tax assets (liabilities)	94,205	162,552
Deferred tax assets (liabilities) - long-term:
Property, plant and equipment	7,570	(4,316)
Net operating loss carryforwards	458,460	397,942
Total net deferred tax assets	560,235	556,178
Valuation allowance	(560,235)	(556,178)
Net deferred tax assets	$-	$-

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2012 and December 31, 2011 based on estimates of recoverability. While the Company has optimistic plans for its business and has recently achieved profitability, it determined that such a valuation allowance was necessary given the uncertainty with respect to future operations.

The Company has net operating loss carry-forwards totaling approximately $1,118,000 which expire between 2013 and 2017 for state purposes and between 2028 and 2032 for federal purposes.

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

NOTE 14:  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan covering all full-time employees and participants may contribute a percentage of their compensation to the plan.  The Company currently matches up to 4% of the participant’s compensation.  Employee contributions are fully vested and non-forfeitable.  The assets of the plan are held separately from those of the Company and are independently managed and administered.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger By and Among Insignia Solutions plc, Jeode Inc. and DollarDays International, Inc., dated June 23, 2008, incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K on March 18, 2009

2.2	Scheme of Arrangement, whereas America’s Suppliers, Inc., a Delaware corporation became the holding company of Insignia Solutions plc, a public limited company incorporated in England and Wales, incorporated by reference to the Registrant’s Definitive Proxy Statement filed on December 10, 2009

3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.1 filed with the Registrant’s Definitive Proxy Statement on December 10, 2009

3.2	Registrant’s By-Laws, incorporated by reference to Exhibit 3.2 filed with the Registrant’s Definitive Proxy Statement on December 10, 2009

10.1*	Registrant ’ s 2009 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form S-8 Registration Statement (No. 333-176223) on August 11, 2011

10.2*	Registrant’s Form of Stock Award Agreement, incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form S-8 Registration Statement (No. 333-176223) on August 11, 2011

10.3*	Employment Agreement, dated as of November 11, 2010, by and between the Registrant and Marc Joseph, incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on November 17, 2010

10.4*	Employment Agreement, dated as of November 30, 2010, by and between the Registrant and Michael Moore, incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on November 30, 2010

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on July 7, 2006

21†	List of Subsidiaries of the Registrant

23†	Consent of Independent Registered Public Accounting Firm

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from America’s Suppliers, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text**

†	Filed or furnished herewith.

*	In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.