Form 10-Q
period 2013-03-31
America's Suppliers, Inc.
filed 2013-05-06
CIK 1002390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,970,339 shares of common stock as of April 25, 2013.

AMERICA’S SUPPLIERS, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERICA’S SUPPLIERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$135,122	$777,650
Certificates of deposit	250,000	250,000
Accounts receivable	201,592	107,352
Inventory	49,286	55,077
Prepaid expenses and other current assets	188,240	238,822
Total current assets	824,240	1,428,901

Property and equipment, net	473,819	502,438
Deposits and other assets	7,250	7,250
Total assets	$1,305,309	$1,938,589

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$1,158,227	$1,630,552
Accrued expenses	213,512	176,395
Line of credit	50,000	-
Deferred revenue	4,159	-
Total current liabilities	1,425,898	1,806,947

Stockholders' (deficit) equity:
Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,970,339 shares issued and outstanding at March 31, 2013 and December 31, 2012	13,970	13,970
Additional paid in capital	6,738,284	6,736,252
Accumulated deficit	(6,872,843)	(6,618,580)
Total stockholders' (deficit) equity	(120,589)	131,642

Total liabilities and stockholders' (deficit) equity	$1,305,309	$1,938,589

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue	$3,094,349	$3,344,979
Advertising revenue	138,028	118,857
Cost of goods sold	(2,050,427)	(2,204,026)
Gross profit	1,181,950	1,259,810
Operating expenses:
Sales and marketing	779,145	748,492
General and administrative	657,125	556,177

Total operating expenses	1,436,270	1,304,669

Operating loss	(254,320)	(44,859)
Other income	57	1,041

Loss before income taxes	(254,263)	(43,818)
Income tax expense	-	-

Net loss	$(254,263)	$(43,818)

Net loss per share - basic and diluted	$(0.02)	$-

Weighted average common shares outstanding - basic and diluted	13,970,339	13,801,543

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:

Net loss	$(254,263)	$(43,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,115	23,004
Bad debt expense (recovery)	8,708	(12,792)
Stock-based compensation	2,032	13,063
Changes in operating assets and liabilities:
Accounts receivable	(102,948)	(33,810)
Inventory	5,791	21,824
Prepaid and other current assets	50,582	(118,565)
Accounts payable	(472,325)	(231,587)
Accrued expenses	37,117	90,992
Accrued interest on loan to Business Calcium	-	2,258
Deferred revenue	4,159	(30,000)
Other liabilities	-	(2,931)
Net cash used in operating activities	(686,032)	(322,362)

Cash flows from investing activities:
Maturities of certificates of deposit	-	199,996
Purchases of property and equipment	(6,496)	(21,003)
Net cash (used in) provided by investing activities	(6,496)	178,993

Cash flows from financing activity
Proceeds from line of credit	50,000	-
Net cash provided by financing activity	50,000	-

Change in cash and cash equivalents	(642,528)	(143,369)

Cash and cash equivalents, beginning of period	777,650	655,219

Cash and cash equivalents, end of period	$135,122	$511,850

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

Notes to the CONDENSED Consolidated Financial Statements

(unaudited)

Note 1: Organization and Basis of Presentation

Background

On December 14, 2009, America’s Suppliers, Inc. was incorporated under the laws of the State of Delaware. America’s Suppliers, Inc. is an internet-based provider of general merchandise through its wholly owned subsidiaries (collectively, the “Company”), DollarDays International, Inc. (“DollarDays”) and WowMyUniverse Inc. (“Wow”). DollarDays is a wholesaler of general merchandise to small independent resellers through its website www.DollarDays.com. Wow targets general consumers through its website WowMyUniverse.com. Orders are placed by customers through the Company’s websites where, upon successful payment, the merchandise is shipped directly from the vendors’ warehouse.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2012 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

A reclassification has been made to the statement of cash flows for the three months ended March 31, 2012. There was no change to previously reported stockholders’ equity or net loss.

Note 2: Summary of Significant Accounting Policies

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

All amounts billed to customers for shipping and handling costs are included in revenues in the consolidated statements of operations.  Actual shipping costs incurred are reflected as a component of cost of goods sold in the accompanying consolidated statements of operations.  Total shipping expense included in cost of goods sold for the three months ended March 31, 2013 and 2012 was $413,909 and $417,253, respectively.

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

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and prior history of uncollected accounts receivable. The allowance for doubtful accounts at March 31, 2013 and December 31, 2012 was $0 as the Company expected to collect substantially all amounts due. Bad debt expense (recovery) for the three months ended March 31, 2013 and 2012 was $8,708 and ($12,792), respectively.

The Company follows the allowance method of recognizing sales returns. The allowance method recognizes sales returns as a percentage of sales based on a prior history of sales returns. The allowance for sales returns at March 31, 2013 and December 31, 2012 was $0. Sales returns expense for the three months ended March 31, 2013 and 2012 was $57,415 and $97,819, respectively.

Note 3: Fair Value of Financial Instruments

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

The Company’s financial instruments include cash and cash equivalents, certificates of deposit, short term receivables and payables, and a line of credit.  The carrying value of these instruments approximates fair value due to the short-term nature of such instruments.   The Company used inputs that would qualify as Level 2 inputs to make its assessment of the approximate fair value of the line of credit.

Note 4: Line of Credit

The Company has a $150,000 revolving line of credit with a financial institution. The line of credit has no stated maturity date and interest payments are due monthly at an annual rate of 6.5%. On March 22, 2013, the Company borrowed $50,000 under the terms thereof.  As of March 31, 2012, the balance outstanding on the line of credit was $50,000.   No interest expense was recorded during the three months ended March 31, 2013.

Note 5: Equity Compensation

Stock Options

The Company has historically granted stock options to certain vendors and employees and in connection with certain financing transactions.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2013:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	998,586	$0.24	3.3	$43,083
Grants	-	-
Forfeitures	(500)	3.71
Exercises	-	-
Outstanding at March 31, 2013	998,086	$0.24	3.1	$-

Vested and exerciseable at March 31, 2013	775,460	$0.25	3.1	$-

Vested and exerciseable at March 31, 2013 and expected to vest thereafter	937,977	$0.24	3.1	$-

The Company recognized expense of $2,032 and $4,150 during the three months ended March 31, 2013 and 2012, respectively, related to stock option awards. The Company’s future expense relating to unvested option awards (net of estimated forfeitures) is $6,880 as of March 31, 2013, and will be recognized over a weighted average period of 1.2 years.

The following table sets forth exercise prices of outstanding options at March 31, 2013.

Exercise	Number of Shares
Price	Outstanding	Exerciseable

$0.15-$0.20	991,086	768,640
$3.71 - $7.50	6,000	6,000
$26.80	1,000	1,000
	998,086	775,640

A summary of the status of the Company’s nonvested shares as of March 31, 2013, and changes during the three months ended March 31, 2013, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
December 31, 2012	250,826	$0.062
Vested	(28,200)	0.007
March 31, 2013	222,626	$0.062

Warrants

During the three months ended March 31, 2013, there was no warrant activity. The following table sets forth details regarding outstanding warrants at March 31, 2013:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding at March 31, 2013	1,722,628	$0.41	0.9	$42,757

Exerciseable at March 31, 2013	1,722,628	$0.41	0.9	$42,757

The following table sets forth exercise prices of outstanding warrants at March 31, 2013:

Exercise Price	Number of Shares
$0.10	855,145
$0.18	150,000
$0.20	300,000
$1.20 - $1.30	417,483
1,722,628

Note 6: Net Loss Per Share

Basic net loss per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted loss per share reflects potential dilution from the exercise or conversion of securities into common stock. As the Company reported a net loss for the three months ended March 31, 2013 and 2012, the incremental shares from assumed conversions of the Company’s potentially dilutive securities are not included in computing diluted net loss for those periods, as the effect would be anti-dilutive. Accordingly, basic net loss per common share is equal to diluted net loss per common share for the three months ended March 31, 2013 and 2012.

The following potentially dilutive securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2013	2012

Stock options	998,086	1,054,288
Warrants	1,722,628	1,722,628

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Unless otherwise indicated, the terms “America’s Suppliers,” the “Company,” “we,” “us,” and “our” refer to America’s Suppliers, Inc. and its subsidiaries.

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include statements regarding our plans, strategies, objectives, expectations, intentions and resources. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “could,” “is likely,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements are not historical facts but only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.  The following selected financial information should be read in conjunction with our audited historical consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 7, 2013, and the forward-looking statements explanation included herein.

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

We continually add new, limited inventory products to our website in order to create an atmosphere that encourages customers to visit frequently and purchase products before the inventory sells out.  Through our Internet catalog, we offer approximately 230,000 products, including up to 25,000 closeout items at further discounted prices.  Closeout merchandise is typically available in inconsistent quantities and prices.

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

During 2010, we established a majority-owned subsidiary, WowMyUniverse.com to develop a retail online business to sell directly to consumers. On October 1, 2010, this subsidiary became wholly owned as we acquired the non-controlling interest in exchange for our interest in an unconsolidated subsidiary. While we experienced limited sales through test marketing in early 2011, we began full operations in the second half of 2011. Net losses from WowMyUniverse.com were $11,828 and $33,515 for the three months ended March 31, 2013 and 2012 respectively.

Results of Operations

Revenue

Revenue	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	$3,094,349	$3,344,979	$(250,630)	(7.5)%

Revenues decreased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012 as a result of a smaller average order sizes for the three months ended March 31, 2013, which we believe to be correlated to the state of the economy.

Advertising Revenue

Advertising Revenue	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	138,028	118,857	$19,171	16.1%

Advertising revenues increased during the three months March 31, 2013 as compared to the three ended March 31, 2012, due primarily to the hiring of an advertising specialist who is aggressively pursuing advertisers.

Cost of Goods Sold

Cost of Goods Sold	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	$2,050,427	$2,204,026	$(153,599)	(7.0)%

Cost of goods sold decreased during the three months March 31, 2013 as compared to the three months ended March 31, 2012 due primarily to the decrease in net revenues as discussed above. Gross margin as a percentage of revenue, excluding advertising revenue, was 38.2% for the three months ended March 31, 2013 as compared to 37.7% for the three months ended March 31, 2012.

Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Sales and Marketing

Sales and Marketing	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	$779,145	$748,492	$30,653	4.1%

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users. Sales and marketing expenses increased in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due to an increase in sales salaries, offset by a decrease in marketing promotion costs.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

General and Administrative	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	$657,125	$556,177	$100,948	18.2%

General and administrative expenses include management fees, salaries and other compensation expenses, rent, utilities, general office expenses, insurance and other costs necessary to conduct business operations. General and administrative expenses increased in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due primarily to an increase in labor related expense, offset by a decrease in rent expense due to a successful negotiation of our existing lease for our business headquarters.

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Other Income

Other Income	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	$57	$1,041	$(984)	(94.5)%

Other income for the three months ended March 31, 2013 consisted of interest income on cash balances and short-term investments.

Net Loss

Net Loss	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended March 31,	$(254,263)	$(43,818)	$(210,445)	480.3%

The net loss for the three months ended March 31, 2013 increased as compared to the net loss for the three months ended March 31, 2012, due primarily due to a decrease in net revenues and an increase in sales and marketing costs and general and administrative costs, each of which is described above.

Liquidity and Capital Resources

Our operating cash outflows were $686,032 for the three months ended March 31, 2013 as compared to outflows of $322,362 for the three months ended March 31, 2012, constituting an increase in cash used by operations of $363,670. The change in net operating cash outflows is attributable to an increase in net loss of $210,445 and a decrease in accounts payable and accrued liabilities of $294,613, partially offset by an increase in cash flows related to prepaid and other current assets of $169,147 and other minor changes in non-cash charges and operating assets and liabilities.

Investing cash outflows for the three months ended March 31, 2013 consisted of $6,496 of purchases of equipment to support our business operations. Investing cash inflows for the three months ended March 31, 2012 consisted of $199,996 of cash received from the maturities of certificates of deposit, offset by $21,003 of purchases of equipment and website development costs.

Financing cash inflows for the three months ended March 31, 2013 consisted of $50,000 of proceeds from our line of credit to support our business operations. There were no financing activities for the three months ended March 31, 2012.

We intend to generate operating cash flows through the growth of our existing business, the improvement of operating margins and by growth through acquisitions. Although there can be no assurance, management believes such measures will provide enough liquidity to operate our current business and continue as a going concern in the short term.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at March 31, 2013.

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

Changes In Internal Controls Over Financial Reporting

There have not been any changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ending March 31, 2013, that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

There have been no material updates to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from America’s Suppliers, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text

*	In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

