Form 10-Q
period 2013-06-30
America's Suppliers, Inc.
filed 2013-08-14
CIK 1002390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,970,339 shares of common stock as of August 14, 2013.

AMERICA’S SUPPLIERS, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED JUNE 30, 2013

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA’S SUPPLIERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$68,660	$777,650
Certificates of deposit	250,000	250,000
Accounts receivable	308,155	107,352
Inventory	33,806	55,077
Prepaid expenses and other current assets	167,488	238,822
Total current assets	828,109	1,428,901

Property and equipment, net	438,908	502,438
Deposits and other assets	7,250	7,250
Total assets	$1,274,267	$1,938,589

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,198,944	$1,630,552
Accrued expenses	252,110	176,395
Total current liabilities	1,451,054	1,806,947

Stockholders' equity (deficit):
Preferred stock $0.001 par value, 1,000,000 shares
authorized, no shares outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
13,970,339 shares issued and outstanding at June 30, 2013
and December 31, 2012	13,970	13,970
Additional paid in capital	6,740,316	6,736,252
Accumulated deficit	(6,931,073)	(6,618,580)
Total stockholders' equity (deficit)	(176,787)	131,642

Total liabilities and stockholders' equity (deficit)	$1,274,267	$1,938,589

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$3,890,574	$3,954,957	$6,984,923	$7,299,936
Advertising revenue	119,134	184,421	257,162	303,278
Cost of goods sold	(2,554,676)	(2,567,706)	(4,605,103)	(4,771,732)
Gross profit	1,455,032	1,571,672	2,636,982	2,831,482
Operating expenses:
Sales and marketing	906,195	898,753	1,685,340	1,647,245
General and administrative	608,743	578,038	1,265,868	1,134,216
Total operating expenses	1,514,938	1,476,791	2,951,208	2,781,461

Operating income (loss)	(59,906)	94,881	(314,226)	50,021
Other income	1,676	941	1,733	1,982

Income (loss) before income taxes	(58,230)	95,822	(312,493)	52,003
Income tax expense	-	-	-	-

Net income (loss)	$(58,230)	$95,822	$(312,493)	$52,003

Net income (loss) per share
Basic	$(0.00)	$0.01	$(0.02)	$0.00
Diluted	$(0.00)	$0.01	$(0.02)	$0.00

Weighted average common shares outstanding
Basic	13,970,339	13,970,339	13,970,339	13,885,941
Diluted	13,970,339	14,300,855	13,970,339	14,189,871

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June, 30
	2013	2012
Cash flows from operating activities:

Net income (loss)	$(312,493)	$52,003
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	70,979	55,964
Bad debt expense (recovery)	8,170	(12,792)
Stock-based compensation	4,064	28,563
Changes in operating assets and liabilities:
Accounts receivable	(208,973)	(143,030)
Inventory	21,271	27,046
Prepaid and other current assets	71,334	(125,867)
Accounts payable	(431,608)	(141,537)
Accrued expenses	75,715	108,968
Accrued interest on loan to Business Calcium	-	1,508
Deferred revenue	-	(30,000)
Other liabilities	-	(2,931)
Net cash used in operating activities	(701,541)	(182,105)

Cash flows from investing activities:
Maturities of certificates of deposit	-	215,009
Purchases of property and equipment	(7,449)	(42,742)
Net cash provided by (used in) investing activities	(7,449)	172,267

Cash flows from financing activity	-	-

Change in cash and cash equivalents	(708,990)	(9,838)

Cash and cash equivalents, beginning of period	777,650	655,219

Cash and cash equivalents, end of period	$68,660	$645,381

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

Notes to the CONDENSED Consolidated Financial Statements

(unaudited)

Note 1: Organization and Basis of Presentation

Background

On December 14, 2009, America’s Suppliers, Inc. (“ASI”) was incorporated under the laws of the State of Delaware. ASI is an internet-based provider of general merchandise through its wholly owned subsidiaries, DollarDays International, Inc. (“DollarDays”) and WowMyUniverse Inc. (“Wow”). DollarDays is a wholesaler of general merchandise to small independent resellers through its website, www.DollarDays.com. Wow is a retailer of general merchandise that focuses its business on sales to retail consumers through its website, www.WowMyUniverse.com. Orders are placed by customers through the websites of DollarDays and Wow, and upon receiving full payment for those orders, the related merchandise is shipped directly to the customer by third-party suppliers.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations and cash flows. The information included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”). The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2012 Annual Report and have been updated, as necessary, in this Quarterly Report. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

A reclassification has been made to the statement of cash flows for the six months ended June 30, 2012. There was no change to previously reported stockholders’ equity or net income.

Note 2: Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized when the four criteria for revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) shipment or delivery has occurred; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. Cash payments received in advance of product shipment are deferred as reflected as a deferred revenue liability in the accompanying consolidated balance sheets. Allowances for sales returns and discounts are recorded as a component of revenues in the period the allowances are recognized.

All amounts billed to customers for shipping and handling costs are included in revenues in the consolidated statements of operations.  Actual shipping costs incurred are reflected as a component of cost of goods sold in the accompanying consolidated statements of operations.  Total shipping expense included in cost of goods sold for the three and six months ended June 30, 2013 was $463,092 and $877,001, respectively, and for the three and six months ended June 30, 2012 was $505,940 and $923,193, respectively.

The Company has evaluated the provisions of GAAP Accounting Standards Codification Topic 605-45 regarding reporting revenue gross as a principal or net as an agent, noting that the task force determined that it is a matter of judgment and a preponderance of the evidence as to whether a company satisfies the gross versus net indicators.  As a result of its analysis, the Company has determined that it qualifies for “gross” revenue recognition.

Advertising revenue is recognized as the service is provided on our website.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s revenues. Trade receivables are carried at their estimated collectible amounts and generally consist of amounts due from credit card transactions.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and prior history of uncollected accounts receivable. The allowance for doubtful accounts at June 30, 2013 and December 31, 2012 was $0 as the Company expected to collect substantially all amounts due. Bad debt expense (recovery) was ($538) and $8,170 for the three and six months ended June 30, 2013, respectively, and was $0 and ($12,792) for the three and six months ended June 30, 2012.

The Company follows the allowance method of recognizing sales returns. The allowance method recognizes sales returns as a percentage of sales based on a prior history of sales returns. The allowance for sales returns at June 30, 2013 and December 31, 2012 was $0. Sales returns expense for the three and six months ended June 30, 2013 was $73,295 and $130,710 and for the three and six months ended June 30, 2012 was $94,346 and $192,165, respectively.

Note 3: Fair Value of Financial Instruments

Fair value measurements are performed in accordance with the guidance provided by GAAP Accounting Standards Codification Topic 820 (“ASC 820”). ASC 820 defines fair value as the price that would be received from selling an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

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

The Company’s financial instruments include cash and cash equivalents, certificates of deposit, and short term receivables and payables. The carrying value of these instruments approximates fair value due to the short-term nature of such instruments.

Note 4: Line of Credit

The Company has two revolving lines of credit with major financial institutions totaling $375,000.

The first line of credit, totaling $150,000, has no stated maturity date and interest payments are due monthly at an annual rate of 6.5%.  The second line of credit, totaling $225,000, has a stated maturity date of March 26, 2014 and interest payments are due monthly at an annual rate of prime plus 1.5% (with the prime rate never to be below LIBOR plus 2.5%).  As of June 30, 2013 and December 31, 2012 the balance outstanding on these lines of credit was $0.  No interest expense was recorded during the three and six months ended June 30, 2013 and 2012.

Note 5: Equity Compensation

Stock Options

The Company has historically granted stock options to certain of its suppliers and employees, and in connection with certain financing transactions.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2013:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	998,586	$0.24	3.3	$43,083
Forfeitures	(5,500)	3.71
Outstanding at June 30, 2013	993,086	$0.22	2.8	$-

Vested and exercisable at June 30, 2013	770,460	$0.23	2.9	$-

Vested and exercisable at June 30, 2013 and expected to vest thereafter	932,977	$0.22	2.8	$-

The Company recognized expenses of $2,032 and $4,064 during the three and six months ended June 30, 2013 and $15,500 and $19,650 during the three and six months ended June 30, 2012, respectively, related to stock option awards. The Company’s future expense relating to unvested option awards (net of estimated forfeitures) is $4,848 as of June 30, 2013, and will be recognized over a weighted average period of 1.1 years.

The following table sets forth exercise prices of outstanding options at June 30, 2013.

Exercise	Number of Shares
Price	Outstanding	Exerciseable

$0.15 - .20	991,086	768,460
$7.50	1,000	1,000
$26.80	1,000	1,000

	993,086	770,460

A summary of the status of the Company’s nonvested shares as of June 30, 2013, and changes during the six months ended June 30, 2013, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
December 31, 2012	250,826	$0.062
Vested	(28,200)	0.065
June 30, 2013	222,626	$0.062

Warrants

The following table summarizes the Company’s warrant activity for the six months ended June 30, 2013:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding at December 31, 2012	1,722,628	$0.41	1.1	$123,169
Forfeitures	(1,272,628)	0.49
Outstanding at June 30, 2013	450,000	$0.19	2.5	$-

Exerciseable at June 30, 2013	450,000	$0.19	2.5	$-

The following table sets forth exercise prices of outstanding warrants at June 30, 2013:

Exercise Price	Number of Shares
$0.18	150,000
$0.20	300,000
450,000

Note 6: Net Income (Loss) Per Share

Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted income (loss) per share reflects potential dilution from the exercise or conversion of securities into common stock. The dilutive effect of the Company’s share-based awards is computed using the treasury stock method, which assumes that all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. As the Company reported a net loss for the three and six months ended June 30, 2013, the incremental shares from assumed conversions of the Company’s potentially dilutive securities are not included in computing diluted net loss for those periods, as the effect would be anti-dilutive. Accordingly, basic net loss per common share is equal to diluted net loss per common share for the three and six months ended June 30, 2013.

The following represents a reconciliation of the numerators and denominators of the basic and diluted income per share computation for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$(58,230)	$95,822	$(312,493)	$52,003

Basic weighted average common shares outstanding	13,970,339	13,970,339	13,970,339	13,885,941
Add incremental shares for:
Warrants	-	330,516	-	303,930
Diluted weighted average common shares outstanding	13,970,339	14,300,855	13,970,339	14,189,871

Net income (loss) per share:
Basic	$(0.00)	$0.01	$(0.02)	$0.00
Diluted	$(0.00)	$0.01	$(0.02)	$0.00

The following potentially dilutive securities were excluded from the computation of diluted net loss per shares for the three and six months ended June 30, 2013 and 2012:

	2013	2012

Stock options	993,086	1,233,070
Warrants	450,000	867,483

Note 7: Subsequent Events

Effective July 25, 2013, the Company’s Board of Directors elected Jeffrey Dorsey as the Vice President of Finance and Operations of the Company. Mr. Dorsey’s job responsibilities include functions typically performed by persons serving as a principal financial officer or principal accounting officer of a company of similar size and organizational structure as the Company.

Mr. Dorsey will initially receive an annual salary of $120,000, and will be entitled to bonuses, calculated monthly, that could range from 20% to 40% of his gross monthly salary. Prior to the end of 2013, the Company intends to grant Mr. Dorsey an option to acquire 25,000 shares of the Company’s common stock, subject to a five year vesting schedule. Additionally, Mr. Dorsey will be entitled to other employment benefits, such as certain insurance benefits, similar to those received by other executives of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Unless otherwise indicated, the terms “America’s Suppliers,” the “Company,” “we,” “us” and “our” refer to America’s Suppliers, Inc. and its subsidiaries.

The statements contained in this Quarterly Report that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include statements regarding our plans, strategies, objectives, expectations, intentions and resources. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “could,” “is likely” or “anticipates,” or the negative thereof, or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements are not historical facts but only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.  The following selected financial information should be read in conjunction with our audited historical consolidated financial statements, which are included in our 2012 Annual Report and the forward-looking statements explanation included herein.

Overview

America’s Suppliers, Inc. develops software programs that allow the Company to provide general merchandise to resale businesses and retail consumers through the websites of its wholly-owned subsidiaries, DollarDays International Inc. (“DollarDays”) and WowMyUniverse Inc. (“Wow”). The websites for DollarDays and Wow are www.DollarDays.com and www.WowMyUniverse.com, respectively.

DollarDays’ objective is to provide a one-stop, discount, on-line shopping destination for general merchandise for smaller distributors, retailers and non-profit organizations nationwide that are seeking single and small cased-sized lots at bulk prices. We launched the DollarDays website to sell merchandise in October 2001. The site offers customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative sales channel. We believe the DollarDays website offers a unique benefit to smaller businesses in that they are able to purchase goods from wholesalers and importers in single and small case-sized lots, with no minimum purchase requirements, at discounted prices. We believe the prevailing reason DollarDays has been able to obtain bulk pricing for single case-sized lots is its ability to reach smaller distributors, retailers and non-profit organizations that most general merchandise suppliers cannot economically reach. We provide all the logistics and customer support to serve this sales channel and grow DollarDays’ customer base.

We continually add new, limited inventory products to the DollarDays website in order to create an atmosphere that encourages customers to visit frequently and purchase products before the available inventory sells out. Through its on-line catalog, DollarDays offers approximately 230,000 products, including up to 25,000 closeout items at further discounted prices. Closeout merchandise is typically available in inconsistent quantities and prices.

We accept orders, either online or via telephone, collect payment in the form of credit or debit card, PayPal or similar means, and coordinate with manufacturers, importers and close-out specialists regarding delivery particulars.  PayPal refers to the online payment platform located at www.paypal.com and its localized counterparts.  Our proprietary software and service procedures allow us to sell merchandise to a single customer, and bill as a singer order, items purchased and delivered from multiple suppliers.  We do not take possession of inventory, but we are responsible for processing customer claims and returns.

The DollarDays website has a registered base of approximately 230,000 small businesses and receives approximately 3 million monthly page views.  We receive an average of approximately 5,000 orders per month.  Our target customers are smaller businesses and not-for-profit companies.

In 2010, we established a majority-owned subsidiary, Wow, to develop a retail online business to sell directly to consumers. On October 1, 2010, this subsidiary became wholly-owned as we acquired the non-controlling interest in exchange for our interest in an unconsolidated subsidiary. While we experienced limited sales through test marketing in early 2011, we began full operations in the second half of 2011. Net losses from Wow were $23,386 and $35,214 for the three and six months ended June 30, 2013 and were $14,154 and $47,668 for the three and six months ended June 30, 2012 respectively.

Results of Operations

Revenue

Revenue	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$3,890,574	$3,954,957	$(64,383)	(1.6)%
Six months ended June 30,	$6,984,923	$7,299,936	$(315,013)	(4.3)%

Revenues decreased for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012 as a result of a smaller average order sizes for the three and six months ended June 30, 2013, which we believe to be correlated to the state of the economy.

Advertising Revenue

Advertising Revenue	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$119,134	$184,421	$(65,287)	(35.4)%
Six months ended June 30,	$257,162	$303,278	$(46,116)	(15.2)%

Advertising revenues decreased during the three and six months June 30, 2013 as compared to the three and six months ended June 30, 2012, due primarily to a decrease in advertisers who do not target DollarDays’ core customer base.

Cost of Goods Sold

Cost of Goods Sold	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$2,554,676	$2,567,706	$(13,030)	(0.5)%
Six months ended June 30,	$4,605,103	$4,771,732	$(166,629)	(3.5)%

Cost of goods sold decreased during the three and six months June 30, 2013 as compared to the three and six months ended June 30, 2012 due primarily to the decrease in net revenues as discussed above. Gross margin as a percentage of revenue, excluding advertising revenue, was 34.3% and 34.1% for the three and six months ended June 30, 2013, respectively, as compared to 35.1% and 34.6% for the three and six months ended June 30, 2012, respectively.

Factors that may influence the cost of goods sold include our general sales volume, negotiated terms with suppliers and general economic conditions.

Sales and Marketing

Sales and Marketing	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$906,195	$898,753	$7,442	0.8%
Six months ended June 30,	$1,685,340	$1,647,245	$38,095	2.3%

Sales and marketing expense includes fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users. Sales and marketing expenses for the three and six months ended June 30, 2013 was comparable to the three and six months ended June 30, 2012.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

General and Administrative	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$608,743	$578,038	$30,705	5.3%
Six months ended June 30,	$1,265,868	$1,134,216	$131,652	11.6%

General and administrative expenses include management fees, salaries and other compensation expenses, rent, utilities, general office expenses, insurance and other costs necessary to conduct business operations.

General and administrative expenses increased in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 due to the following: increases in (i) labor-related expenses of approximately $21,000, (ii) travel expenses of approximately $12,000 and (iii) health and other insurance expenses of approximately $14,000; all of which were at least partially offset by a decrease in other expenses of approximately $16,000.

General and administrative expenses increased in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 due to the following: increases in (i) labor-related expenses of approximately $35,000, (ii) travel expenses of approximately $22,000, (iii) health and other insurance expenses of approximately $35,000, (iv) rent expense of approximately $13,000, (v) depreciation expense of approximately $15,000 and (vi) other expense of approximately $12,000.

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Other Income

Other Income	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$1,676	$941	$735	78.1%
Six months ended June 30,	$1,733	$1,982	$(249)	(12.6)%

Other income for the three and six months ended June 30, 2013 consisted of interest income on cash balances and short-term investments.

Net Income (Loss)

Net Income (Loss)	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$(58,230)	$95,822	$(154,052)	(160.8)%
Six months ended June 30,	$(312,493)	$52,003	$(364,496)	(700.9)%

The Company incurred a net loss for the three and six months ended June 30, 2013, as compared to the net income incurred for the three and six months ended June 30, 2012. This decrease in earnings is primarily due to a decrease in net revenues and an increase in sales and marketing costs and general and administrative costs, each of which is described above.

Liquidity and Capital Resources

Our operating cash outflows were $701,541 for the six months ended June 30, 2013 as compared to outflows of $182,105 for the six months ended June 30, 2012, constituting an increase in cash used by operations of $519,436. The change in net operating cash outflows is attributable to an increase in net loss of $364,496 and a decrease in accounts payable and accrued liabilities of $323,324, partially offset by an increase in prepaid and other current assets of $197,201, and other minor changes in non-cash charges and operating assets and liabilities.

Investing cash outflows for the six months ended June 30, 2013 consisted of $7,449 of purchases of equipment to support our business operations. Investing cash inflows for the six months ended June 30, 2012 consisted of $215,009 of cash received from the maturities of certificates of deposit, offset by $42,742 of purchases of equipment and website development costs.

There were no financing activities for the six months ended June 30, 2013 or 2012.

We intend to generate operating cash flows through the growth of our existing business, the improvement of operating margins and growth through acquisitions. Although there can be no assurance, management believes such measures will provide enough liquidity to operate our current business and continue as a going concern in the short term.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at June 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the “SEC”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer and principal financial officer included a review of the controls’ objectives and design, the operation of the controls and the effect of the controls on the information presented in this Quarterly Report. Our management, including our principal executive officer and principal financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Changes In Internal Controls Over Financial Reporting

There have not been any changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ending June 30, 2013, that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material updates to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger By and Among Insignia Solutions plc, Jeode Inc. and DollarDays International, Inc., dated June 23, 2008, incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K on March 18, 2009

2.2	Scheme of Arrangement, whereas America’s Suppliers, Inc., a Delaware corporation, became the holding company of Insignia Solutions plc, a public limited company incorporated in England and Wales, incorporated by reference to the Registrant’s Definitive Proxy Statement filed on December 10, 2009

3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.1 filed with the Registrant’s Definitive Proxy Statement on December 10, 2009

3.2	Registrant’s By-Laws, incorporated by reference to Exhibit 3.2 filed with the Registrant’s Definitive Proxy Statement on December 10, 2009

10.1	Registrant’s 2009 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form S-8 Registration Statement (No. 333-176223) on August 11, 2011

10.2	Registrant’s Form of Stock Award Agreement, incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form S-8 Registration Statement (No. 333-176223) on August 11, 2011

10.3	Employment Agreement, dated as of November 11, 2010, by and between the Registrant and Marc Joseph, incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on November 17, 2010

10.4	Employment Agreement, dated as of November 30, 2010, by and between the Registrant and Michael Moore, incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on November 30, 2010

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from America’s Suppliers, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text

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

AMERICA’S SUPPLIERS, INC.

By:	/s/ Marc Joseph
Marc Joseph
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey Dorsey
Jeffrey Dorsey
Vice President of Finance and Operations
(Principal Financial and Accounting Officer)

