Form 10-Q
period 2013-09-30
America's Suppliers, Inc.
filed 2013-11-12
CIK 1002390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,970,339 shares of common stock as of November 4, 2013.

AMERICA’S SUPPLIERS, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA’S SUPPLIERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$618,248	$777,650
Certificates of deposit	250,000	250,000
Accounts receivable	187,209	107,352
Inventory	44,099	55,077
Prepaid expenses and other current assets	275,391	238,822
Total current assets	1,374,947	1,428,901

Property and equipment, net	429,932	502,438
Deposits and other assets	7,250	7,250
Total assets	$1,812,129	$1,938,589

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,456,248	$1,630,552
Accrued expenses and other current liabilities	266,627	176,395
Total current liabilities	1,722,875	1,806,947

Stockholders' equity:
Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,970,339 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	13,970	13,970
Additional paid in capital	6,743,107	6,736,252
Accumulated deficit	(6,667,823)	(6,618,580)
Total stockholders' equity	89,254	131,642

Total liabilities and stockholders' equity	$1,812,129	$1,938,589

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$5,283,793	$4,864,729	$12,268,716	$12,164,665
Advertising revenue	121,027	161,262	378,190	464,540
Cost of goods sold	(3,476,878)	(3,243,426)	(8,081,981)	(8,015,157)
Gross profit	1,927,942	1,782,565	4,564,925	4,614,048
Operating expenses:
Sales and marketing	999,881	1,044,964	2,685,222	2,692,209
General and administrative	664,827	568,870	1,930,695	1,703,087
Total operating expenses	1,664,708	1,613,834	4,615,917	4,395,296

Operating income (loss)	263,234	168,731	(50,992)	218,752
Other income	16	833	1,749	2,815

Income (loss) before income taxes	263,250	169,564	(49,243)	221,567
Income tax expense	-	-	-	-

Net income (loss)	$263,250	$169,564	$(49,243)	$221,567

Net income (loss) per share
Basic	$0.02	$0.01	$(0.00)	$0.02
Diluted	$0.02	$0.01	$(0.00)	$0.02

Weighted average common shares outstanding
Basic	13,970,339	13,970,339	13,970,339	13,914,279
Diluted	13,971,120	14,355,268	13,970,339	14,245,209

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September, 30
	2013	2012
Cash flows from operating activities:

Net income (loss)	$(49,243)	$221,567
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	108,741	88,921
Bad debt expense (recovery)	7,760	(8,339)
Stock-based compensation	6,855	30,595
Changes in operating assets and liabilities:
Accounts receivable	(87,617)	(125,584)
Inventory	10,978	15,596
Prepaid and other current assets	(36,569)	(193,882)
Accounts payable	(174,304)	18,965
Accrued expenses	90,232	101,379
Accrued interest on loan to Business Calcium	-	758
Deferred revenue	-	(30,000)
Other liabilities	-	(2,931)
Net cash provided by (used in) operating activities	(123,167)	117,045

Cash flows from investing activities:
Maturities of certificates of deposit	-	165,008
Purchases of property and equipment	(36,235)	(123,000)
Net cash provided by (used in) investing activities	(36,235)	42,008

Cash flows from financing activity	-	-

Change in cash and cash equivalents	(159,402)	159,053

Cash and cash equivalents, beginning of period	777,650	655,219

Cash and cash equivalents, end of period	$618,248	$814,272

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Organization and Basis of Presentation

Background

On December 14, 2009, America’s Suppliers, Inc. (“ASI”) was incorporated under the laws of the State of Delaware. ASI is an internet-based provider of general merchandise through its wholly-owned subsidiaries, DollarDays International, Inc. (“DollarDays”) and WowMyUniverse Inc. (“Wow”). DollarDays is a wholesaler of general merchandise to small independent resellers through its website, www.DollarDays.com. Wow is a retailer of general merchandise that focuses its business on sales to retail consumers through its website, www.WowMyUniverse.com. Orders are placed by customers through the websites of DollarDays and Wow, and upon receiving full payment for those orders, the related merchandise is shipped directly to the customer by third-party suppliers.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations and cash flows. The information included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”). The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2012 Annual Report and have been updated, as necessary, in this Quarterly Report. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

All amounts billed to customers for shipping and handling costs are included in revenues in the consolidated statements of operations.  Actual shipping costs incurred are reflected as a component of the cost of goods sold in the accompanying consolidated statements of operations.  Total shipping expense included in cost of goods sold for the three and nine months ended September 30, 2013 was $657,885 and $1,534,886, respectively, and for the three and nine months ended September 30, 2012 was $609,099 and $1,532,292, respectively.

The Company has evaluated the provisions of GAAP Accounting Standards Codification Topic 605-45 regarding reporting revenue gross as a principal or net as an agent, noting that the task force determined that it is a matter of judgment and a preponderance of the evidence as to whether a company satisfies the gross versus net indicators.  As a result of its analysis, the Company has determined that it qualifies for gross revenue recognition.

Advertising revenue is recognized as the service is provided on our websites.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s revenues. Trade receivables are carried at their estimated collectible amounts and generally consist of amounts due from credit card transactions.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and prior history of uncollected accounts receivable. The allowance for doubtful accounts at September 30, 2013 and December 31, 2012 was, in both instances, $0 as the Company expected to collect substantially all amounts due. Bad debt expense (recovery) was ($410) and $7,760 for the three and nine months ended September 30, 2013, respectively, and was $4,453 and ($8,339) for the three and nine months ended September 30, 2012, respectively.

The Company follows the allowance method of recognizing sales returns. The allowance method recognizes sales returns as a percentage of sales based on a prior history of sales returns. The allowance for sales returns at September 30, 2013 and December 31, 2012 was, in both instances, $0. Expenses for sales returns for the three and nine months ended September 30, 2013 was $89,561 and $220,271, respectively, and for the three and nine months ended September 30, 2012 was $127,236 and $319,401, respectively.

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

The Company’s financial instruments include cash and cash equivalents, certificates of deposit and short term receivables and payables. The carrying value of these instruments approximates fair value due to the short-term nature of such instruments.

Note 4: Line of Credit

The Company has a line of credit with a major financial institution totaling $225,000. This line of credit has a stated maturity date of March 26, 2014 and interest payments are due monthly at an annual rate of prime plus 1.5% (with the prime rate never to be below LIBOR plus 2.5%).  As of September 30, 2013 and December 31, 2012 the balance outstanding on this line of credit was, in both instances, $0.  No interest expense was recorded during the three and nine months ended September 30, 2013 and 2012.

The Company had an additional line of credit totaling $150,000 that was terminated in September 2013. This line of credit had no stated maturity date and interest payments were due monthly at an annual rate of 6.5%. There was no balance on the line of credit at the time of termination.

Note 5: Equity Compensation

Stock Options

The Company has historically granted stock options to certain of its suppliers and employees, and in connection with certain financing transactions.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2013:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	998,586	$0.24	3.3	$43,083
Grants	25,000	0.12
Forfeitures	(5,500)	3.71
Exercises	-	-
Outstanding at September 30, 2013	1,018,086	$0.22	2.6	$500

Vested and exercisable at September 30, 2013	913,486	$0.23	2.5	$100

On July 25, 2013, the Company granted 25,000 stock options at a strike price of $0.12 to its Vice-President of Finance and Operations, who serves as the Principal Financial Officer of the Company. The grant date fair value of the options was $2,677 (net of estimated forfeitures of 10%), which was determined using a Black Scholes option pricing model and the following assumptions: (i) volatility of 292%, (ii) risk-free rate of return of 0.62%, (iii) stock price of $0.12 and (iv) an expected term of 3.25 years. The options expire in July 2018. The Company is expensing these options on a straight line basis over the vesting period.

The Company recognized expenses relating to stock option awards of $2,791 and $6,855 during the three and nine months ended September 30, 2013, respectively, and $2,032 and $30,595 during the three and nine months ended September 30, 2012, respectively. The Company’s future expense relating to unvested option awards (net of estimated forfeitures) is $4,735 as of September 30, 2013, and will be recognized over a weighted average period of 1.9 years.

The following table sets forth exercise prices of outstanding options at September 30, 2013.

	Number of
Exercise	Shares
Price	Outstanding	Exerciseable

$0.15 - $0.20	1,016,086	911,486
$7.50	1,000	1,000
$26.80	1,000	1,000

	1,018,086	913,486

 A summary of the status of the Company’s nonvested shares as of September 30, 2013, and changes during the nine months ended September 30, 2013, is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
December 31, 2012	250,826	$0.062
Granted	25,000	0.119
Vested	(171,226)	0.063
September 30, 2013	104,600	$0.075

Warrants

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2013:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding at December 31, 2012	1,722,628	$0.41	1.1	$123,169
Forfeitures	(1,272,628)	0.49
Exercises	(11,000)	0.20
Outstanding at September 30, 2013	439,000	$0.19	2.2	$-

Exerciseable at September 30, 2013	439,000	$0.19	2.2	$-

The following table sets forth exercise prices of outstanding warrants at September 30, 2013:

Exercise Price	Number of Shares
$0.18	150,000
$0.20	289,000
439,000

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
The following represents a reconciliation of the numerators and denominators of the basic and diluted income per share computation for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$263,250	$169,564	$(49,243)	$221,567

Basic weighted average common shares outstanding	13,970,339	13,970,339	13,970,339	13,914,279
Add incremental shares for:
Stock options	781	9,663	-	3,221
Warrants	-	375,266	-	327,709

Diluted weighted average common shares outstanding	13,971,120	14,355,268	13,970,339	14,245,209

Net income (loss) per share:
Basic	$0.02	$0.01	$-	$0.02
Diluted	$0.02	$0.01	$-	$0.02

   The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per shares for the three and nine months ended September 30, 2013 and 2012, as the effects were antidilutive:

	2013	2012

Stock options	993,086	647,586
Warrants	450,000	867,483

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

We continually add new products to DollarDays’ website in order to create an atmosphere that encourages customers to visit frequently and purchase products before the available inventory sells out. Through its on-line catalog, DollarDays offers approximately 270,000 products, including up to 25,000 closeout items at further discounted prices. Closeout merchandise is typically available in inconsistent quantities and prices.

We accept orders, either online or via telephone, collect payment in the form of credit or debit card, PayPal or similar means, and coordinate with manufacturers, importers and closeout specialists regarding delivery particulars.  PayPal refers to the online payment platform located at www.paypal.com and its localized counterparts.  Our proprietary software and service procedures allow us to sell merchandise to a single customer, and bill as a singer order, items purchased and delivered from multiple suppliers.  We do not take possession of inventory, but we are responsible for processing customer claims and returns.

DollarDays’ website has a registered base of approximately 230,000 small businesses and receives approximately 3 million monthly page views.  We receive an average of approximately 5,000 orders per month.  Our target customers are smaller businesses and not-for-profit companies.

In 2010, we established a majority-owned subsidiary, Wow, to develop a retail online business to sell directly to consumers. On October 1, 2010, this subsidiary became wholly-owned as we acquired the non-controlling interest in exchange for our interest in an unconsolidated subsidiary. While we experienced limited sales through test marketing in early 2011, we began full operations in the second half of 2011. Net losses from Wow were $7,338 and $42,552 for the three and nine months ended September 30, 2013, respectively, and $7,663 and $55,332 for the three and nine months ended September 30, 2012, respectively.

Results of Operations

Revenue

Revenue	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$5,283,793	$4,864,729	$419,064	8.6%
Nine months ended September 30,	$12,268,716	$12,164,665	$104,051	0.9%

Revenues increased for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012 primarily as a result of a strong back-to-school season, increased penetration with large national customers and increased customer participation in Company affiliate programs

Advertising Revenue

Advertising Revenue	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$121,027	$161,262	$(40,235)	(25.0)%
Nine months ended September 30,	$378,190	$464,540	$(86,350)	(18.06)%

Advertising revenues decreased during the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 due primarily to a decrease in advertisers who do not target DollarDays’ core customer base.

Cost of Goods Sold

Cost of Goods Sold	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$3,476,878	$3,243,426	$233,452	7.2%
Nine months ended September 30,	$8,081,981	$8,015,157	$66,824	0.8%

Cost of goods sold increased during the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 due primarily to the increase in net revenues as discussed above. Gross margin as a percentage of revenue, excluding advertising revenue, was 34.2% and 34.1% for the three and nine months ended September 30, 2013, respectively, as compared to 33.3% and 34.1% for the three and nine months ended September 30, 2012, respectively.

Factors that may influence the cost of goods sold include our general sales volume, negotiated terms with suppliers and general economic conditions.

Sales and Marketing

Sales and Marketing	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$999,881	$1,044,964	$(45,083)	(4.3)%
Nine months ended September 30,	$2,685,222	$2,692,209	$(6,987)	(0.3)%

Sales and marketing expense includes fees for attracting users to our sites, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users. Sales and marketing expenses for the three and nine months ended September 30, 2013 was comparable to the three and nine months ended September 30, 2012.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

General and Administrative	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$664,827	$568,870	$95,957	16.9%
Nine months ended September 30,	$1,930,695	$1,703,087	$227,608	13.4%

General and administrative expenses include management fees, salaries and other compensation expenses, rent, utilities, general office expenses, insurance and other costs necessary to conduct business operations.

General and administrative expenses increased in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due to an increase in (i) consulting expenses of approximately $36,000 for recruiting fees to hire new employees, (ii) labor-related expenses of approximately $48,000 and (iii) legal expenses of approximately $16,000. These expenses were partially offset by a decrease in other expenses of approximately $4,000.

General and administrative expenses increased in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due to an increase in (i) labor-related expenses of approximately $83,000, (ii) health and other insurance expenses of approximately $37,000, (iii) rent expense of approximately $14,000, (iv) litigation expenses of approximately $21,000, (v) depreciation expense of approximately $20,000, (vi) consulting expenses of approximately $36,000 for recruiting fees to hire new employees and (vii) other expense of approximately $17,000.

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Other Income

ESM

Other Income	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$16	$833	$(817)	(98.1)%
Nine months ended September 30,	$1,749	$2,815	$(1,066)	(37.9)%

Other income for the three and nine months ended September 30, 2013 consisted of interest income on cash balances and short-term investments.

Net Income (Loss)

Net Income (Loss)	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$263,250	$169,564	$93,686	55.3%
Nine months ended September 30,	$(49,243)	$221,567	$(270,810)	(122.2)%

The Company incurred net income for the three months ended September 30, 2013 and a net loss for the nine months ended September 30, 2013, as compared to the net income incurred for the three and nine months ended September 30, 2012. This increase in earnings is primarily due to an increase in net revenue and a decrease in sales and marketing costs, but is also partially offset by an increase in general and administrative costs, each of which is described above.

Liquidity and Capital Resources

Our operating cash outflows were $123,167 for the nine months ended September 30, 2013, as compared to inflows of $117,045 for the nine months ended September 30, 2012, constituting an increase in cash used by operations of $240,212. The change in net operating cash outflows is attributable to an increase in net loss of $270,810 and a decrease in accounts payable and accrued liabilities of $204,416, partially offset by an increase in prepaid and other current assets of $157,313, and other minor changes in non-cash charges and operating assets and liabilities.

Investing cash outflows for the nine months ended September 30, 2013 consisted of $36,235 of purchases of equipment to support our business operations. Investing cash inflows for the nine months ended September 30, 2012 consisted of $165,008 of cash received from the maturities of certificates of deposit, offset by $123,000 of purchases of equipment.

There were no financing activities for the nine months ended September 30, 2013 or 2012. In addition, we terminated an existing $150,000 line of credit in September 2013. There was no balance on the line of credit at the time of termination.

We intend to generate operating cash flows through the growth of our existing business, the improvement of operating margins and growth through acquisitions. Although there can be no assurances, management believes such measures will provide enough liquidity to operate our current business and continue as a going concern in the short term.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at September 30, 2013.

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

Changes In Internal Controls Over Financial Reporting

There have not been any changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

101*
The following financial statements from America’s Suppliers, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text

* In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

