Form 10-K
period 2013-12-31
America's Suppliers, Inc.
filed 2014-03-24
CIK 1002390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.   ☑     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $520,000 as of June 30, 2013, based upon the closing sale price of the registrant’s common equity reported for such date on the pink sheets. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 13, 2014, there were 13,970,339 shares of common stock $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Forward-Looking Information

Unless otherwise indicated, the terms “America’s Suppliers,” “ASI,” the “Company,” “we,” “us,” and “our” refer to America’s Suppliers, Inc. and its subsidiaries. In this Annual Report on Form 10-K, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the forward-looking information. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto.

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

Item 1 —   Business

History

Organization
On December 14, 2009, America’s Suppliers, Inc., a Delaware corporation (“ASI” or the “Company”), became the holding company of Insignia Solutions plc, a public limited company incorporated in England and Wales (“Insignia”), pursuant to a scheme of arrangement under Section 897 of the UK Companies Act of 2006 that was approved by the Insignia stockholders on November 30, 2009 and the High Court of Justice in England and Wales on December 14, 2009 (the “Scheme of Arrangement”).  Pursuant to the Scheme of Arrangement, every ordinary share, 1 pence par value per share, of Insignia (the “Ordinary Shares”) was exchanged and cancelled at a ratio of ten Ordinary Shares for one share of common stock, $.001 par value per share (the “Common Stock”), of ASI (the “Exchange Ratio”).  All outstanding Insignia options and warrants were assumed by ASI, adjusted as per the Exchange Ratio, and such options and warrants became exercisable for shares of ASI Common Stock.  At that time Insignia became a wholly-owned subsidiary of ASI.  The securities issued in the transaction were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) promulgated thereunder.

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

Prior to the Scheme of Arrangement being effected, on June 23, 2008, DollarDays International LLC (“DollarDays LLC”) entered into a series of transactions to effect a reverse merger with Insignia (the “Merger”).  These transactions consisted of the following:
•	DollarDays was formed as a Delaware limited liability company on November 5, 2001. On June 20, 2008, DollarDays LLC contributed all of its assets and liabilities to DollarDays International, Inc., a Delaware corporation, (“DDI Inc.” or “DollarDays”) pursuant to a contribution agreement. In return for DollarDays LLC’s assets and liabilities, DDI Inc. issued 100% of its common stock to DollarDays LLC. Following the contribution, DDI Inc. became the operating company, and DollarDays LLC had no assets or liabilities except for the DDI Inc. common stock issued to it.
•	DDI Inc. merged with Jeode, Inc., a Delaware corporation and a wholly-owned subsidiary of Insignia, whereby DDI Inc. was the surviving corporation and a wholly-owned subsidiary of Insignia. In exchange for all of the DDI Inc. capital stock, Insignia was required to: (1) issue 73,333,333 American Depository Shares (“ADSs”) to DDI Inc. stockholders, (2) issue a warrant to purchase 8,551,450 ADSs with an exercise price of $.01 per ADS to Peter Engel, the then-existing Chief Executive Officer of DDI Inc., (3) issue a warrant to purchase 3,603,876 ADSs with an exercise price of $.13 per ADS to a financial advisor of DDI Inc. and (4) issue options to purchase 7,360,533 ADSs, in replacement of DDI Inc. options.
•	The combined entity was to issue an aggregate of 7,682,926 ADSs to a new investor DollarDays (“Amorim”) in exchange for $550,000 in cash and conversion of a $450,000 note.

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

In 2010, ASI established a majority-owned subsidiary, WowMyUniverse Inc. (“Wow”). On October 1, 2010, this subsidiary became wholly-owned as we acquired the non-controlling interest in exchange for our interest in an unconsolidated subsidiary.

As a result of the Merger and the organization of Wow the Company has two wholly owned subsidiaries, being DDI Inc. and Wow, and we primarily conduct our business operations through those subsidiary companies.

Operations

The Company develops software programs that allow the Company to provide general merchandise to resale businesses and retail consumers through the websites of its wholly-owned subsidiaries, DDI Inc. and Wow. The website of DDI Inc. is intended to serve as a one-stop, discount, on-line shopping destination for general merchandise for smaller distributors, retailers and non-profit organizations nationwide that are seeking single and small cased-sized lots at bulk prices. The Wow website is intended to be a retail website that offers a range of merchandise at discounted prices to consumers. Merchandise sold through our websites is shipped directly from the manufacturer or importer to the retailer or customer, and the Company never takes physical possession of any merchandise.

The website operated by DDI Inc. is referred to in this report as the “DollarDays website”.

DollarDays

We launched the DollarDays website to sell merchandise in October 2001.  The site offers customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative sales channel.  We believe the DollarDays website offers a unique benefit to smaller businesses in that they are able to purchase goods from wholesalers and importers in single and small case-sized lots, with no minimum purchase requirements, at discounted prices.  We believe the prevailing reason DollarDays has been able to obtain bulk pricing for single case-sized lots is our ability to reach smaller distributors, retailers and non-profits that most general merchandise suppliers cannot economically reach. We provide all the logistics and customer support to serve this sales channel and grow DollarDays’ customer base.

We attempt to continually add new products to DollarDays’ website in order to create an atmosphere that encourages customers to visit frequently and purchase products before the inventory sells out.  Through our Internet catalog, we offer approximately 270,000 products, including up to 10,000 closeout items at further discounted prices.  Closeout merchandise is typically available in inconsistent quantities and prices.

We accept orders, either online or via telephone, collect payment in the form of credit or debit card, PayPal or similar means, and coordinate with manufacturers, importers and close-out specialists regarding delivery particulars.  PayPal refers to the online payment platform located at www.paypal.com and its localized counterparts.  Our proprietary software and service procedures allow us to sell merchandise to a single customer, and bill as a singer order, items purchased and delivered from multiple suppliers.  We typically do not take possession of inventory, but we are responsible for processing customer claims and returns.

DollarDays’ website has a registered base of approximately 230,000 small businesses and receives approximately 3 million monthly page views.  We receive an average of approximately 5,000 orders per month.  Our target customers are smaller businesses and not-for-profit companies.

Our historical success has resulted largely from the size of our community of active users.  We had approximately 25,000 unique customers place an order with us in 2013 which was in-line with the approximately 25,000 unique customers who placed an order with us in 2012.  We believe our sales and marketing efforts make inefficient markets more efficient because:

•	The website includes more than 270,000 items on any given day and makes available to our users a wide variety of goods; and
•	We bring buyers and sellers together for lower costs than traditional intermediaries.

WowMyUniverse.com

During 2010, we established Wow as a majority-owned subsidiary to develop a retail online business to sell directly to consumers. On October 1, 2010, this subsidiary became wholly owned as we acquired the non-controlling interest in exchange for our interest in an unconsolidated subsidiary.

During 2010, most of our activities related to WowMyUniverse.com consisted of website development and marketing activities. While we experienced limited sales through test marketing in 2010 and early 2011, Wow engaged in limited operations until 2011 when it then began full operations. The Company is continuing to attempt to develop and grow Wow’s operations, although there can be no assurance the Company’s efforts will be successful.

Products and Services

Manufacturer, Supplier and Distribution Relationships

It is difficult to establish wholesale and closeout buying relationships with manufacturers and vendors as trust and experience gained through past interactions are important.   We enter into standardized contracts with each of our suppliers.  Our supplier relationships provide us with both private label and recognized brand-name products.  The table below identifies some of the brand names often sold through the DollarDays website and Wow’s website:

Avon	Fruit of the Loom	3M
Black & Decker	Gillette	Tommy Hilfiger
Calvin Klein	Revlon	Tonka
Colgate	Kellogg’s	Victoria’s Secret
Disney	NFL	Ziploc

Our manufacturer and supplier relationships are based on historical experience with manufacturers, vendors and liquidation wholesalers. We are not obligated or entitled to receive merchandise on a long–term or short-term basis, nor do our contractual terms guarantee the availability of merchandise.  We control the terms on which products are sold through our websites.

Online Products

Our customers can locate products on our websites by utilizing our proprietary search function or by navigating through online departments. The departments section is currently organized into approximately 37 main categories.

These categories change as our business evolves and from time to time we need to add or subtract categories to better serve our suppliers and customers. Each of the departments has multiple categories that more specifically define the products offered within that department. Categories are typically further divided into subcategories to facilitate product identification.  Individual products can be accessed and viewed from the category or subcategory pages.  These specific product pages include product descriptions, color photographs and pricing information.

The number of total products we offer through both the DollarDays website and Wow’s website has grown from less than 5,000 in 2001, to more than 270,000 products in 2013.  The number of products and product categories change throughout the year, as we periodically reorganize our departments and/or categories to better reflect our current product offerings.

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

Marketing

Our marketing initiatives include, but are not limited to, the following:

Web Positioning:  In order to maintain favorable positioning and to increase the likelihood of our websites being “found” by customers looking for wholesale and/or discount merchandise, we maintain a proactive search engine optimization effort to assure continued high search engine placement.  We currently have over 450,000 web pages indexed in various search engines, including Google, Bing, Yahoo, MSN and AOL.  Part of the continuing search engine optimization program involves evolution of page content and product descriptions for maximum indexing and rank possibilities.  We believe our newer categories and higher priced products in existing categories help to increase search engine visibility and should, therefore, increase visitor counts.  Approximately 75% of our gross sales in 2013, 2012, and 2011, came from “organic” (i.e., unpaid) search engine traffic.

Website Design: We continually evaluate the DollarDays website and Wow’s website and make improvements as deemed necessary.  Periodically, we intend to re-design the websites as market factors and technological advances necessitate.

Banner Ads:  We place banner ads in many relevant wholesale directories.

Pay-Per-Click Advertising:  Pay-per-click companies provide advertising space on various relevant websites and charge us based on actual user clicks on our ads.  We monitor the results of our various pay-per-click programs and evaluate alternative advertising outlets.

Promotions:  We offer both universal promotions on our websites available to all users, and targeted promotions transmitted via email directly to select customers.  Promotions include, but are not limited to, price discounts, free merchandise or premiums, discount coupons, free shipping, and combinations of different promotions.  Free shipping promotions have been our most popular campaigns.

E-mail Campaigns:  We send approximately 3 million emails per month offering a variety of promotions, as previously discussed.

Platinum Program:  By paying a subscription fee customers can receive a number of discounts and savings on goods, services, freight and other products sold on our website.  Our platinum program participants purchase more products through our website than non-participants and made purchases more frequently than prior to participating in the program.

Affiliates:  We pay sales commission to affiliates for customers they directed to our website.  Approximately 700 affiliates have DollarDays’ banners on their websites.

Distributors:  We encourage Internet entrepreneurs to “clone” our website under the respective entrepreneurs’ names.  These “clones” reflect our website at www.DollarDays.com in every aspect except for the difference in name.  We have approximately 300 distributors who promote their websites, while we handle all related sales, promotional efforts, customer service, collection and other back office matters in the same manner we handle orders pertaining to our own website.  We pay distributors a commission on all sales generated through their independent websites.

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

Our primary distribution channel is online sales to small businesses, non-profits and home-based businesses located in the United States.  During 2013 and 2012, sales to domestic customers accounted for approximately 99% and 93% of our net sales, respectively.

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

Technology

We use our internally developed software to support our operations.  We have developed intuitive user interfaces and customer tools to create a user-friendly website and have developed transaction processing, database and network applications that help enable our users to reliably and securely complete transactions on our sites.  Our technology infrastructure simplifies the storage and processing of large amounts of data, eases our operation, and automates much of the administration.    Our Internet hosting provider utilizes a distributed protection system to catch and mitigate attacks launched against our servers in addition to regular vulnerability testing. The application sites are hosted using multiple virtual machines spread across multiple physical servers for performance, stability, and protection from hardware failure. Static files such as imagery are mirrored to a content distribution network for low latency delivery to visitors.

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

Competition

The online wholesale and discount retail sales market is rapidly evolving, intensely competitive and has relatively low barriers to entry, as new competitors can launch websites at relatively low costs.  We believe competition in the online wholesale and discount retail market is based predominately on:

•	price;
•	product quality and selection;
•	ease of shopping experience;
•	order processing and fulfillment;
•	customer service; and
•	company brand recognition.

The DollarDays website and Wow’s website compete with other online retailers and traditional wholesalers, liquidation “brokers”, importers and manufacturers that sell general merchandise, some of which may specifically adopt our methods and target our customers.  We currently, or potentially, compete with a variety of companies that can be divided into several broad categories:
•
local wholesalers tailored to service and supply small independent retailers that carry “fast-selling” general brands, provide personal delivery and who often have interpersonal relations with smaller  retailers;

•	catalog sellers, including suppliers from whom we purchase product, such as SMC;
•	liquidation e-tailers;
•	online general retailers with discount departments such as Amazon.com, Inc., eBay, Inc. and Buy.com, Inc.;
•	online specialty retailers such as BlueNile and BackCountry; and
•	traditional wholesalers such as Costco Wholesale Corporation.

As the on-line retail market and the market for online wholesale and liquidation grows, we believe that companies involved in online retail, as well as traditional retailers and liquidation brokers, will increase their efforts to develop services that compete with our online services.  We are unable to anticipate which other companies are likely to offer products and services in the future that will compete with us.

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

 Intellectual Property

We own the rights associated with the trademarks “America’s Suppliers”, “DollarDays”, “DollarDay$” and the logo for DollarDays.  We previously filed trademark applications with the United States Patent and Trademark Office seeking registration of certain service marks and trademarks.  We regard our domain names and similar intellectual property as critical to our success.  We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization.  There can be no assurance that our efforts will be successful or that we will be able to secure significant protection for our service marks or trademarks in the United States or elsewhere.  In addition, we cannot ensure that others will not independently develop similar intellectual property.  Although we have registered and are pursuing the registration of our key trademarks in the United States and internationally, some of our trade names are not eligible to receive trademark protection.  In addition, effective trademark protection may not be available or may not be sought by us in every country in which our products and services are made available online, including the United States.

Third parties may in the future recruit our employees who have had access to our proprietary technologies, processes and operations.  These recruiting efforts expose us to the risk that such employees will misappropriate our intellectual property.

Legal Matters

From time to time, we may receive claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business.  Also, we may receive related inquiries from state and federal agencies which might relate to our business practices, or the activity of our customers or suppliers.  Such regulatory matters and commercial litigation could be costly and time consuming and could divert our management and key personnel from our business operations.  The uncertainty of litigation increases these risks.  In connection with such litigation or regulatory inquiries, we may be subject to significant damages or equitable remedies or fines relating to the operation of our business and the sale of products on our website.  Any such litigation may materially harm our business, prospects, results of operations, financial condition or cash flow.  As of the date of this report, although we are involved in certain on-going litigation, we do not believe that that litigation, should we suffer an adverse outcome, would have a material adverse effect on our financial condition or results of operations. Further, we are not aware of any threatened litigation that would be expected to have a material adverse effect on our financial condition or results of operations.

These and other types of claims could result in increased costs of doing business through legal expenses, adverse judgments, settlements or require us to change our business practices.

We could become involved in litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.  Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

Government Regulation

 Our business is subject to federal and state consumer protection laws, including laws protecting the privacy of non-public consumer information and regulations prohibiting unfair and deceptive trade practices.  In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties.  Furthermore, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies.  These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of our business.

In many states there is currently uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services and whether additional laws and regulations will be enacted.  In addition, new state tax regulations may subject us to additional state sales and income taxes.  New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business.  These taxes could have an adverse effect on our cash flows and results of operations.  Furthermore, there is a possibility we may be subject to significant fines or other payments for any past failures to comply with these requirements.

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

Employees

As of December 31, 2013, we had a total of 35 full-time employees, all of which are employees of ASI.   We have never had a work stoppage, and none of our employees are represented by a labor union.  We consider our employee relationships to be positive.

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

Item 1A – Risk Factors

We have a history of significant losses. If we do not achieve and/or maintain profitability, our financial condition and our stock price could suffer.

We have a history of losses and accumulated deficit. In certain of our fiscal years we have had generated positive cash flows from our operations; however, we may not be able to consistently achieve profitability or otherwise sustain profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

We will continue to incur significant operating expenses and capital expenditures to continue to improve our software and technologies, and otherwise operate our business, such as to:

•	enhance our distribution and order fulfillment capabilities;
•	improve our order processing systems and capabilities;
•	expand our customer service capabilities to better serve our customers’ needs;
•	expand or modify our product offerings;
•	increase our general and administrative functions to support our operations; and
•	maintain or increase our sales, branding and marketing activities, including maintaining existing, or entering into new online marketing or marketing analytics arrangements, and continuing or increasing our direct mail campaigns.

Because we may incur many of these expenses before we receive any achieve revenues from these efforts, our losses may be greater than the losses we would have incurred had we not attempted to improve our business operations. Further we base our expenses in large part on our operating plans and future revenue projections. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenues are lower than we project. Therefore, any significant shortfall in revenues would likely harm our business, prospects, operating results and financial condition. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further increase our losses. Also, the timing of these expenses may contribute to fluctuations in our quarterly operating results.

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

We may experience significant fluctuations in our operating results.

We may not be able to accurately forecast our operating results. We base our expense levels and expenditures on sales estimates. A significant portion of our expenses and expenditures are fixed, and we may not be able to adjust our spending quickly enough if our sales are less than expected.

Our revenue growth may not be sustainable, and our percentage growth rates (when applicable) may decrease. Our revenue and whether or not we are able to realize an operating profit depends on the demand for our products and services, and our business is affected by general economic and business conditions worldwide. A softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth.

Our net sales and operating results will also fluctuate for many other reasons, including but not limited to, the risks described elsewhere in this report and the following:
•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ demands;
•	our ability to expand our network of vendors;
•	our ability to access vendor merchandise and fulfill orders;
•	the introduction of competitive websites, products and services;
•	changes in usage of the Internet and e-commerce, both domestically and internationally;
•	timing, effectiveness and costs of expansion and upgrades to our systems and infrastructure;
•	the success of our geographic, service and product line expansions;
•	variations in the mix of products and services we sell;

•	variations in our level of merchandise and vendor returns;
•	the extent to which we offer free shipping, continue to reduce product prices worldwide, and provide additional benefits to our customers;
•	increases in the prices of fuel and gasoline, as well as increases in the prices of other commodities like paper and packing supplies;
•	the extent to which operators of networks between our customers and our websites charge fees to grant our customers unimpaired and unconstrained access to our online services;
•	our ability to collect amounts that may become owed to us;
•	the extent to which use of our services is affected by spyware, viruses, “phishing” and other spam emails, “denial of service” attacks, data theft, computer intrusions and similar events; and
•	terrorist attacks and armed hostilities.

We are dependent on a limited number of shipping companies.

We rely on a limited number of shipping companies to deliver completed orders to our customers.  If we are not able to negotiate acceptable terms with these companies or they experience performance problems or other difficulties, it could negatively impact our operating results and customer experience.  In addition, our ability to ship completed orders to customers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, acts of God and similar factors.  Third parties either drop-ship or otherwise fulfill our customers’ orders, and we are increasingly reliant on the reliability, quality and future procurement of their services. The inability of these other companies to accurately forecast product demand would result in unexpected costs and other harm to our business and reputation.

Our business could suffer if we are unsuccessful in making, integrating and maintaining acquisitions and investments.

Subject to our financial resources and business projections, we may acquire, or invest in or enter into joint ventures with third parties. Should we complete any such transitions they create risks such as:

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

Finally, as a result of future acquisitions, merger or other strategic relationships, we may need to issue additional equity securities, spend our cash, or incur debt, contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business.

We may not be able to adequately develop WowMyUniverse.com.

During 2010, we made investments in a retail website, WowMyUniverse.com. We may continue to experience negative cash flows from Wow in the future as we continue to develop this business. We may not have adequate cash flows from our other operations to continue to fund and attempt to grow this business. Our experience in developing online businesses is limited to the wholesale marketplace, and our relative lack of experience in retail commerce may prove to be detrimental to the success of WowMyUniverse.com. We may face exposure to business conditions and risks that are unforeseen as a result of this lack of experience.

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

We have significant vendors that are important to the sourcing, manufacturing and related ongoing servicing of merchandise and content offered and sold through our websites. We do not have long-term arrangements with most of our vendors to guarantee availability of merchandise, content, components, or services.  If our current vendors were to stop selling merchandise, components or services to us on acceptable terms, we may be unable to procure adequate replacements from other vendors in a timely and efficient manner or on acceptable terms, or at all.

We depend on our relationships with third party vendors for the products that we sell on our websites. If we fail to maintain these relationships, our business will suffer.

At December 31, 2013, we had fulfillment partner relationships with approximately 400 vendors whose products we offer for sale on our websites. We depend on our fulfillment partners to provide the product selection we offer. We plan to continue to expand the number of fulfillment partner relationships and the number of products offered for sale by our fulfillment partners on our websites.  In general, we agree to offer the third parties’ products on our websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing relationships or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our website. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing fulfillment partner relationships, or build new ones, or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

We depend upon third-party delivery services to deliver our products to our customers on a timely and consistent basis. Deterioration in our relationship with these third parties could decrease our ability to track shipments, cause shipment delays and increase shipping costs.

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

If the products that we offer on our websites do not reflect our customers’ tastes and preferences, our revenues may decrease.

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

Our success depends on our ability to attract and retain customers. We have relationships with online services, search engines, directories and other website and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We rely on these relationships as significant sources of traffic to our websites and to generate new customers. If we are unable to develop or maintain these relationships on acceptable terms, or to develop suitable alternatives, our ability to attract new customers may be impaired and our financial condition could be harmed. We cannot assure you we will be able to increase our revenues, if at all, in a cost-effective manner.

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

The online liquidation services market is rapidly evolving and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. Further, we compete against local and national discount stores that sell products in traditional store settings.

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

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, online retailers and liquidation e-tailers may be acquired, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Some of our competitors may be able to secure merchandise from manufacturers on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than we do. Increased competition may result in reduced operating margins, loss of market share and a diminished brand. We cannot assure you we will be able to compete successfully against current and future competitors.

Our operating results depend on our websites, network infrastructure and transaction-processing systems. Capacity constraints or system failures would harm our business and reputation.

Any system interruptions that result in the unavailability of our websites or reduced performance of our transaction systems would reduce our transaction volume and the attractiveness of our services to both our customers and vendors and can be expected to harm our business, prospects, operating results and financial condition.

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

Our success, and in particular, our ability to successfully receive and fulfill orders and provide customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. We have computer and communications hardware located in the eastern and western United States that are backed up regularly. Although we have designed our back-up system in an effort to be able to provide limited back-up website functionality in the event of a failure of our main facility, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events, and our back-up systems are not designed to handle the volume of transactions normally handled by our primary systems. Our disaster recovery plan may be inadequate, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss or public disclosure of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could harm our reputation, business, prospects, financial condition and results of operations.

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

To remain competitive, we must continue to enhance and improve the functionality and features of our websites. We may face material delays in introducing new services, products and enhancements. If this happens, our customers may forgo the use of our website and use those of our competitors. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing website and our proprietary technology and systems may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our computer network and the systems used to process customers’ orders and payments could harm our business, prospects, financial condition and results of operations.

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

If third parties are able to breach our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties improper access to our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims or damages for alleged violations of state or federal laws governing security protocols for the safekeeping of customers’ personal information. This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes. Liability for misappropriation of this information could adversely affect our business. In addition, we could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

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

Government regulation is evolving and unfavorable changes could harm our business.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, electronic devices, and other services. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, electronic contracts and other communications, competition, consumer protection, web services, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce, digital content, and web services. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our seller programs. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business or our marketing efforts.

We are subject to increasing regulation at the federal, state and international levels relating to privacy and the use of personal user information. For example, we are subject to various telemarketing laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. In addition, many jurisdictions have laws that limit the uses of personal user information gathered online or offline or require companies to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under the age of 13. Proposed legislation in this country and existing laws in foreign countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by us. Additional legislation regarding data security and privacy has been proposed in Congress. These data protection regulations may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts, and could require us to implement new and potentially costly processes, procedures and/or protective measures.

We may be subject to product liability claims if people or property are harmed by the products we sell or if the products do not comply with government regulations.

Although we do not take legal title to any of the merchandise sold on our websites, some of the products we sell may expose us to product liability claims relating to personal injury, death or property damage, and may require product recalls or other actions. If the products we sell do not comply with government regulations, we may also be exposed to product liability claims.  Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with vendors and sellers do not indemnify us from product liability.

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

Shares of our common stock are currently traded on the Pink Sheets, and it is not expected that our Common Stock will be traded on a national securities exchange like the New York Stock Exchange or NASDAQ in the near future.  Historically, the market for securities traded on the OTC Pink Sheets has been less liquid than the markets for securities traded on national securities exchanges. Because of such illiquidity and the fact that our Common Stock would be valued by market-makers (if a material market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares.   In addition, the market price, if a material market develops, could decline if the yields from other competitive investments exceed dividends paid by us on our shares (if any). The market price of our Common Stock may be volatile in the future based on a variety of factors, including changes in general economic conditions, developments in securities and other financial markets, our operating results, and other factors discussed in this report and/or currently unknown to the Company.

Our common stock may be subject to the “penny stock” rules as promulgated under the Exchange Act.

In the event that no exclusion from the definition of “penny stock” under the Securities Exchange Act of 1934, as amended, is available, then any broker engaging in a transaction in our Common Stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our securities held in the customer’s accounts.  The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation of sale.  Certain brokers are less willing to engage in transactions involving “penny stocks” as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our Common Stock to dispose of their shares.

Control of our stock by current stockholders is expected to remain significant.

Currently, our officers and directors beneficially own a majority of our outstanding common stock. As a result, these affiliates have the ability to exercise significant influence over matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

It is not likely that we will pay dividends.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future.

Item 1B —   Unresolved Staff Comments

None.

Item 2 —   Properties

ASI, through its wholly-owned subsidiary DDI Inc., leases approximately 5,500 square feet in Scottsdale, Arizona, which houses the Company’s corporate headquarters and all business functions.  The lease term expires October 31, 2017.  Rent payable in 2014 is $80,956.  ASI believes this facility is adequate to meet its current operating needs.

Item 3 —   Legal Proceedings

The Company has been named as a defendant in a legal action filed by the Consumer Advocacy Group, Inc. in the California State Superior Court, Los Angeles Central District. The complaint was filed on October 29, 2013. The Company is one of four vendors and suppliers named as defendants. In the complaint the plaintiff alleged that certain garments were sold into the State of California that contained improper or otherwise prohibited materials. The Company believes only a minimal number of such garments, if any, could have been purchased and/or shipped through the DollarDays website. The Company intends to fully defend the claims asserted in the complaint.

Item 4 —   Mine Safety Disclosures

Not Applicable

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock (and Predecessor Securities)

The following table sets forth the high and low sales prices for our Common Stock for the respective periods indicated, as reported by Pink Sheets and/or the OTC Bulletin Board, as applicable:

Common Stock Prices

	2013 Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31
Quarterly per share stock price:
High	0.35	0.15	0.20	0.23
Low	0.06	0.06	0.06	0.10

	2012 Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31
Quarterly per share stock price:
High	0.46	0.22	0.22	0.22
Low	0.10	0.13	0.10	0.12

As of December 31, 2013 our transfer agents reported there were approximately 128 holders of record of our Common Stock.  In addition we believe a substantial number of holders of Common Stock are held in nominee or street name by brokers.

Dividends

We have not declared or paid any cash dividends on our Common Stock, and our present policy is to retain earnings for use in our business. As of December 31, 2013 and 2012, we had accumulated deficits of approximately $6.6 million and $6.6 million, respectively, and accordingly, we do not expect to pay dividends on our Common Stock for the foreseeable future.

Securities Authorized for Issuance Under Equity Incentive Compensation Plans

1995 Incentive Stock Option Plan

We have a 1995 Incentive Stock Option Plan for U.S. employees (the “1995 Plan”), which provide for the issuance of stock options to employees and outside consultants of ASI to purchase shares of Common Stock. As of the date of this report, no additional awards will be made under the 1995 Plan, however, certain awards remain outstanding in accordance with their terms.

			Number of securities
	Number of securities to be	Weighted-average exercise	remaining available for
	issued upon exercise of	price of outstanding	future issuance under
	outstanding options,	options, warrants and	equity compensation plans
	warrants and rights	rights	(excluding securities
	(a)	(b)	reflected in column (a))
Equity compensation plans approved by security holders	2,000	$17.15	0
Equity compensation plans not approved by security holders	0	n/a	n/a
Total	2,000	$17.15	0

2009 Long Term Incentive Compensation Plan

We have adopted the 2009 Long Term Incentive Compensation Plan (the “2009 Plan”), which provides for the issuance of stock options and other securities to employees and outside consultants of ASI to purchase shares of Common Stock. A maximum of 2,000,000 shares may be issued under the 2009 Plan.  Stock options are generally granted at prices of not less than 100% of the fair market value of the common stock on the date of grant. Options granted under the 2009 Plan generally vest over a four year period. Options are exercisable until the tenth anniversary of the date of grant unless they lapse before that date.

			Number of securities
	Number of securities to be	Weighted-average exercise	remaining available for
	issued upon exercise of	price of outstanding	future issuance under
	outstanding options,	options, warrants and	equity compensation plans
	warrants and rights	rights	(excluding securities
	(a)	(b)	reflected in column (a))
Equity compensation plans approved by security holders (1)	1,016,086	$0.18	983,914
Equity compensation plans not approved by security holders (2)	450,000	$0.19	n/a
Total	1,466,086	$0.18	983,914
 (1) Represents awards made pursuant to the 2009 Plan.
 (2) Represents warrants to purchase shares of common stock that were issued to members of the Company’s Board of Directors. An aggregate of 150,000 of such warrants have an exercise price of $0.18 per share, and 300,000 of such warrants have an exercise price of $0.20 per share.

The tables above reflect the status of the Company’s equity compensation plans as of December 31, 2013.

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

Executive Overview

America’s Suppliers, Inc. develops software programs that allow the Company to provide general merchandise to resale businesses and retail consumers through the websites of its wholly-owned subsidiaries, DollarDays and Wow. The websites for DollarDays and Wow are www.DollarDays.com and www.WowMyUniverse.com, respectively.

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

We continually add new products to DollarDays’ website in order to create an atmosphere that encourages customers to visit frequently and purchase products before the available inventory sells out. Through its on-line catalog, DollarDays offers approximately 270,000 products, including up to 10,000 closeout items at further discounted prices. Closeout merchandise is typically available in inconsistent quantities and prices.

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

During 2010, we established Wow as a majority-owned subsidiary to develop a retail online business to sell directly to consumers. While we experienced limited sales through test marketing in 2010 and early 2011, Wow engaged in limited operations until 2011 when it then began full operations. To date Wow has generated limited revenues and we are continuing to evaluate, and attempting to expand its business.

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

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and prior history of uncollected accounts receivable. The allowance for doubtful accounts at December 31, 2013 and 2012 was $0 as the Company expected to collect substantially all amounts due.  Bad debt expense (recovery) for the years ended December 31, 2013 and 2012 was $7,760 and $(8,339), respectively.

The Company follows the allowance method of recognizing sales returns. The allowance method recognizes sales returns as a percentage of sales based on a prior history of sales returns. The allowance for sales returns at December 31, 2013 and 2012 was $0.  Sales returns expense for the years ended December 31, 2013 and 2012 was $285,214 and $445,359, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the assets' useful lives or lease terms. Depreciation and amortization expense was $145,396 and $122,711 for the years ended December 31, 2013 and 2012, respectively.

The Company capitalizes website development costs in accordance with the provisions of Accounting Standards Codification (“ASC”) 350.  Generally, the Company capitalizes costs incurred to develop its website applications and infrastructure.  There were no capitalized website development costs for the years ended December 31, 2013 and 2012.

Long-lived Assets

In accordance with ASC 360,  which  requires that  long-lived assets to be held and used be reviewed for impairment whenever events or changes in  circumstances  indicate  that the  carrying  amount  of an asset  may not be recoverable.

We evaluate our long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. No impairment of our long-lived assets existed at December 31, 2013 and 2012.

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

All amounts billed to customers for shipping and handling costs are included in net revenues in the accompanying statements of operations.  Actual shipping costs incurred are reflected as a component of cost of sales in the accompanying statements of operations.  Total shipping expense included in cost of sales was $2,066,599 and $2,102,013 for the years ended December 31, 2013 and 2012, respectively.

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

Results of Operations

During the year ended December 31, 2013, we generated net income totaling $64,141, including net income of $114,838 from our primary operating subsidiary, DollarDays. While there can be no assurance that we will continue to generate profits in the future, the Company believes that the stability of its core business combined with opportunities arising from new sales channels will continue to drive revenue growth in the future

Net Revenues

			Change from	Percent Change
Revenue	2013	2012	Prior Year	from Prior Year
Year Ended December 31,	$16,631,127	$16,349,523	$281,604	1.7%

Net revenues increased from 2012 to 2013 primarily as a result of a strong back-to-school season, increased penetration with large national customers and increased customer participation in Company affiliate programs. Of the Company’s revenues, most of such revenues have been generated by and through DollarDays. To date, Wow has not generated significant revenues.

Factors that influence future revenue growth include general economic conditions, our ability to attract vendors that offer compelling products and the impact of our marketing activities.

Advertising Revenues

			Change from	Percent Change
Advertising Revenue	2013	2012	Prior Year	from Prior Year
Year Ended December 31,	$466,627	$620,197	$(153,570)	(24.8)%

Advertising revenues decreased during the year ended December 31, 2013 as compared to the year ended December 31, 2012 due primarily to a decrease in advertisers who target DollarDays’ core customer base.

Cost of Goods Sold

			Change from	Percent Change
Cost of Goods Sold	2013	2012	Prior Year	from Prior Year
Year Ended December 31,	$10,954,343	$10,866,959	$87,384	0.8%

Cost of goods sold increased from the 2012 fiscal year to the 2013 fiscal year due primarily to the increase in net revenues as discussed above. Gross margins as a percentage of total revenue was 34.1% for the year ended December 31, 2013 as compared to 33.5% for the year ended December 31, 2012.

Factors which may influence the cost of goods sold include our general sales volumes, negotiated terms with vendors and general economic conditions.

Sales and Marketing Expenses

			Change from	Percent Change
Sales and Marketing	2013	2012	Prior Year	from Prior Year
Year Ended December 31,	$3,611,039	$3,664,862	$(53,823)	(1.5)%

Sales and marketing expenses include fees for attracting users to our site, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users.  Sales and marketing expenses decreased from 2012 to 2013 due to a decrease in commissions of approximately $79,000, a decrease in credit card fees and chargebacks of approximately $23,000, partially offset by an increase in marketing promotions and other marketing expenses of approximately $48,000.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative Expenses
			Change from	Percent Change
General and Administrative	2013	2012	Prior Year	from Prior Year
Year Ended December 31,	$2,470,276	$2,300,469	$169,807	7.4%

General and administrative expenses includes management fees, salaries and other compensation expenses, rent, utilities, general office expenses, insurance and other costs necessary to conduct business operations.  General and administrative expenses increased from 2012 to 2013 due to an increase in (i) labor related expenses of approximately $72,000, (ii) consulting expenses of approximately $46,000 for recruiting fees to hire new employees, (iii) litigation and legal expenses of approximately $36,500 related to a claim that was resolved in 2013, (iv) health and other insurance expenses of approximately $27,000, (v) travel expenses of approximately $26,000, and (vi) depreciation expense of approximately $23,000 partially offset by a non-recurring write-off of merger related expenses of approximately $30,000, a reduction in stock based compensation expense of approximately $25,000, and a reduction of other expenses of approximately $5,500.

Factors that can influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Other Income (Expense)

			Change from	Percent Change
Other Income (Expense)	2013	2012	Prior Year	from Prior Year
Year Ended December 31,	$2,045	$(52,096)	$54,141	103.9%

Other income in 2013 consisted of interest income on cash balances, short-term investments, notes receivable and other miscellaneous income. Other expense in 2012 consisted of the write-off of the note receivable from Business Calcium.

Net Income

			Change from	Percent Change
Net Income	2013	2012	Prior Year	from Prior Year
Year Ended December 31,	$64,141	$91,409	$(27,268)	(29.8)%

Net income decreased from 2012 to 2013 primarily due to an increase in general and administrative expense and sales and marketing expenses, partially offset by an increase in gross margins, each of which is described above.

Liquidity and Capital Resources

 Our operating cash flows decreased by $467,500 to $(362,214) for the year ended December 31, 2013 as compared to $105,286 for the year ended December 31, 2012. This decrease was attributable to decreases in net income of $27,268 and decreases in cash flows from changes in operating assets and liabilities of $400,928, partially offset by increases in non-cash charges.

Cash flows used in investing activities were $37,367 for the year ended December 31, 2013, consisting of $1,133 of purchases of short term investments and $36,234 of purchases of equipment. Cash flows from investing activities were $17,145 for the year ended December 31, 2012, consisting of $175,031 of maturities in short term investments, partially offset by $157,886 of purchases of equipment.

There were no cash flows from financing for the years ended December 31, 2013 or 2012.

The Company intends to generate operating cash flows through the growth of its existing business, the improvement of operating margins and potentially through growth through acquisitions. Although there can be no assurance, management believes that such measures and its existing cash on hand and liquid assets will provide it with enough liquidity to operate its current business and continue as a going concern in the short term.

The Company has the following obligations under non-cancelable lease commitments as of December 31, 2013:

2014	113,392
2015	108,213
2016	110,552
2017	72,253
Thereafter	-
Total	404,410

Off Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2013 and 2012.

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

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, the Company’s management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Christopher Baker	Chairman	March 21, 2014
Christopher Baker

/s/ Marc Joseph	Director	March 21, 2014
Marc Joseph

/s/ Vincent Pino	Director	March 21, 2014
Vincent Pino

/s/ Justiniano Gomes	Director	March 21, 2014
Justiniano Gomes

/s/ Eric Best	Director	March 21, 2014
Eric Best

/s/ Paul Klapper	Director	March 21, 2014
Paul Klapper

/s/ Byron Bergren	Director	March 21, 2014
Byron Bergren

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
America’s Suppliers,Inc.
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of America’s Suppliers, Inc. and subsidiaries (collectively. the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of America’s Suppliers, Inc. and subsidiaries as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malone-bailey.com
Houston, Texas
March 21, 2014

AMERICA’S SUPPLIERS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$378,069	$777,650
Certificates of deposit	251,133	250,000
Accounts receivable	312,811	107,352
Inventory	45,620	55,077
Prepaid expenses and other current assets	218,576	208,822
Total current assets	1,206,209	1,398,901

Property and equipment, net	393,276	502,438
Deposits and other assets	37,250	37,250
Total assets	$1,636,735	$1,938,589

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,275,244	$1,630,552
Accrued expenses and other current liabilities	158,161	176,395
Total current liabilities	1,433,405	1,806,947

Stockholders' equity:
Preferred stock $0.001 par value, 1,000,000 shares
authorized, no shares outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
13,970,339 shares issued and outstanding at December 31, 2013
and December 31, 2012, respectively	13,970	13,970
Additional paid in capital	6,743,799	6,736,252
Accumulated deficit	(6,554,439)	(6,618,580)
Total stockholders' equity	203,330	131,642

Total liabilities and stockholders' equity	$1,636,735	$1,938,589

See accompanying notes, which are an integral part of these audited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
	2013	2012

Revenue	$16,631,127	$16,349,523
Advertising revenue	466,627	620,197
Cost of goods sold	(10,954,343)	(10,866,959)
Gross profit	6,143,411	6,102,761
Operating expenses:
Sales and marketing	3,611,039	3,664,862
General and administrative	2,470,276	2,300,469
Total operating expenses	6,081,315	5,965,331

Operating income	62,096	137,430
Other income (expense)	2,045	(52,096)

Income before income taxes	64,141	85,334
Income tax benefit	-	6,075

Net income	$64,141	$91,409

Net income per share
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average common shares outstanding
Basic	13,970,339	13,928,371
Diluted	13,972,332	14,358,024

See accompanying notes, which are an integral part of these audited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2011	13,970,339	$13,970	$6,703,625	$(6,709,989)	$7,606
Net income	-	-	-	91,409	91,409
Stock based compensation - stock options and awards	-	-	32,627	-	32,627
Balance at December 31, 2012	13,970,339	$13,970	$6,736,252	$(6,618,580)	$131,642
Net income	-	$-	$-	64,141	64,141
Stock based compensation - stock options and awards	-	$-	7,547	$-	7,547
Balance at December 31, 2013	13,970,339	$13,970	$6,743,799	$(6,554,439)	$203,330

See accompanying notes, which are an integral part of these audited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2013	2012
Cash flows from operating activities:

Net income	$64,141	$91,409
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	145,396	122,711
Bad debt expense (recovery)	7,760	(8,339)
Stock-based compensation	7,547	32,627
Write-off of loan to Business Calcium	-	53,008
Changes in operating assets and liabilities:
Accounts receivable	(213,219)	49,892
Inventory	9,457	(16,169)
Prepaid and other current assets	(9,754)	(176,360)
Accounts payable	(355,308)	(48,814)
Accrued expenses	(18,234)	38,252
Deferred revenue	-	(30,000)
Other liabilities	-	(2,931)
Net cash provided by (used in) operating activities	(362,214)	105,286

Cash flows from investing activities:
Maturities of certificates of deposit	(1,133)	175,031
Purchases of property and equipment	(36,234)	(157,886)
Net cash provided by (used in) investing activities	(37,367)	17,145

Cash flows from financing activity	-	-

Change in cash and cash equivalents	(399,581)	122,431

Cash and cash equivalents, beginning of period	777,650	655,219

Cash and cash equivalents, end of period	$378,069	$777,650

See accompanying notes, which are an integral part of these audited consolidated financial statements.

AMERICA’S SUPPLIERS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BACKGROUND

Our subsidiary, DollarDays International, Inc. (“DDI, Inc.”) through its website, www.DollarDays.com, is an Internet based wholesaler of general merchandise to small independent resellers.  Orders are placed by customers through the website where, upon successful payment, the merchandise is shipped directly from the vendors’ warehouses.

During 2010, we established WowMyUniverse Inc. (‘Wow”) as a wholly owned subsidiary of the Company. Wow operates a website that facilitates retail sales of general merchandise of various vendors direct to consumers.

The consolidated financial statements set forth herein include the accounts and results of ASI, DDI Inc., and WowMyUniverse Inc.

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

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and prior history of uncollected accounts receivable. The allowance for doubtful accounts at December 31, 2013 and 2012 was $0 as the Company expected to collect substantially all amounts due. Bad debt expense (recovery) for 2013 and 2012 was $7,760 and $(8,339), respectively.

The Company follows the allowance method of recognizing sales returns. The allowance method recognizes sales returns as a percentage of sales based on a prior history of sales returns. The allowance for sales returns at December 31, 2013 and 2012 was $0.  Sales returns expense for 2013 and 2012 was $285,214 and $445,359 respectively.

Inventory

Substantially all of the Company’s sales orders are shipped directly from the Company’s vendors. Accordingly, such inventory is not reflected on the consolidated financial statements at December 31, 2013 and 2012, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the assets' useful lives or lease terms. Depreciation and amortization expense was $145,396 and $122,711 for 2013 and 2012, respectively.

The Company capitalizes website development costs in accordance with the provisions of Accounting Standards Codification (“ASC”) 350.  Generally, the Company capitalizes costs incurred to develop its website applications and infrastructure.  There were no capitalized website development costs for 2013 and 2012.

Long-lived Assets

In accordance with ASC 360-10, which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company evaluates its long-lived assets for impairment annually whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal. The Company recognized no impairment loss at December 31, 2013 or 2012.

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

All amounts billed to customers for shipping and handling costs are included in net revenues in the consolidated statement of operations.  Actual shipping costs incurred are reflected as a component of cost of sales in the accompanying consolidated statements of operations.  Total shipping expense included in cost of sales was $2,066,599 and $2,102,013 for 2013 and 2012, respectively.

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

Advertising

The Company’s advertising activities consist of telemarketing, search engine optimization; Internet based advertising and other advertising activities.  The Company expenses advertising costs as incurred.  Advertising expense was $1,096,077 and $1,062,508 for 2013 and 2012, respectively.

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

Fair Value of Financial Instruments

Fair value measurements are performed in accordance with the guidance provided by ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received from selling an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

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

Stock- Based Compensation

The Company accounts for stock-based compensation arrangements with employees and board members using a fair value method, which requires the recognition of compensation expense for costs related to all stock-based payments including stock options. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Black-Scholes pricing model is used to estimate the fair value of options granted that are expensed on a straight-line basis over the vesting period.

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

	Year Ended December 31,
	2013	2012

Net income	$64,141	$91,409

Basic weighted average common shares outstanding	13,970,339	13,928,371
Add incremental shares for:
Stock options	1,993	42,607
Warrants	-	387,046

Diluted weighted average common shares outstanding	13,972,332	14,358,024

Net income per share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

The following dilutive securities were excluded from the computation of weighted average common shares outstanding as the effects were antidilutive:

	2013	2012

Stock options	993,086	647,586
Warrants	450,000	867,483

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

NOTE 5:  PROPERTY AND EQUIPMENT

The following table sets forth information with respect to property and equipment at December 31,

	2013	2012
Software and website development costs	629,813	626,044
Computer equipment	297,169	274,482
Leasehold improvements	47,496	37,718
	974,478	938,244
Less: accumulated depreciation and amortization	(581,202)	(435,806)
	393,276	502,438

NOTE 6:  LINE OF CREDIT

The Company has a line of credit with a major financial institution totaling $225,000.  This line of credit has a stated maturity date of March 26, 2014 and interest payments are due monthly at an annual rate of prime plus 1.5% (with the prime rate never to be below LIBOR plus 2.5%).  As of December 31, 2013 and December 31, 2012, the balance outstanding on this line of credit was, in both instances, $0.  Interest expense recorded during 2013 and 2012 was $17 and $0, respectively. This line of credit is personally guaranteed (the “Guarantee”) by Christopher Baker, the Chairman of the Board of Directors of the Company. In November 2013 the Company agreed to make quarterly payments to Mr. Baker for the Guarantee. Each quarterly payment will equal 1.5% of the total available amount under the line of credit, or $3,375, and will be made for each quarter in the immediately following quarter (collectively, the “Quarterly Payments”). Notwithstanding the foregoing, the initial payment made to Mr. Baker equaled $10,125 and constituted consideration for Mr. Baker’s providing the Guarantee from March 26, 2013 through December 31, 2013. This initial payment was made to Mr. Baker in the fourth quarter of the 2013 fiscal year.

If the Company elects to extend the line of credit beyond the Maturity Date and Mr. Baker agrees to continue providing the Guarantee for any such extended term, the Company intends to continue making the Quarterly Payments to Mr. Baker.

The Company had an additional line of credit totaling $150,000 that was terminated in September 2013.  This line of credit had no stated maturity date and interest payments were due monthly at an annual rate of 6.5%.   There was no balance on the line of credit at the time of termination.

NOTE 7:  LEASES

Operating Leases

The Company leases office space in Scottsdale, Arizona under an operating lease that expires in 2017.  Rent expense under this lease totaled $77,850 and $62,955 for the years ended December 31, 2013 and 2012, respectively.

The Company is a party to various leases for office and communications equipment extending through 2017.  Lease expense related to these leases was $63,179 for 2013 and $41,622 for 2012.

Future minimum annual lease payments under the operating lease agreements are as follows for each of the years ended December 31:

2014	113,392
2015	108,213
2016	110,552
2017	72,253
Thereafter	-
Total	404,410

NOTE 8:  STOCK OPTIONS

The Company has a 1995 Incentive Stock Option Plan for U.S. employees (the “1995 Plan”), which provide for the issuance of stock options to employees and outside consultants of the Company to purchase shares of Common Stock. As of the date of this report, no shares are available for the issuance of future awards under the 1995 Plan. The Company does not contemplate any future issuances or activity with respect to the 1995 Plan.

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

On July 25, 2013, the Company granted 25,000 stock options at a strike price of $0.12 to the Principal Financial Officer of the Company.  The grant date fair value of the options was $2,677  (net of estimated forfeitures of 10%), which was determined using a Black Scholes option pricing model and the following assumptions:  (i) volatility of 292%, (ii) risk-free rate of return of 0.62%, (iii) stock price of $0.12, and (iv) an expected term of 3.25 years.  The options expire in July 2018.  The Company is expensing these options on a straight line basis over the vesting period.

No other awards were granted during the year ended December 31, 2013. The following sets forth a summary of stock options:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual Term	Intrinsic
	Number of Units	Price	(in years)	Value

Outstanding at December 31, 2012	998,586	$0.24	3.3	$43,083
Grants	25,000	0.12
Forfeitures	(5,500)	3.71
Exercises	-	-
Outstanding at December 31, 2013	1,018,086	$0.22	2.4	$15,350

Vested and exercisable at December 31, 2013	913,486	$0.23	2.3	$9,520

The following sets forth exercise price information for options outstanding at December 31, 2013:

	Number of
Exercise	Shares
Price	Outstanding	Exerciseable

$0.12 - $0.20	1,016,086	911,486
$7.50	1,000	1,000
$26.80	1,000	1,000

	1,018,086	913,486

The Company recognized expenses relating to stock option award of $7,547 and $32,627 for the years ended December 31, 2013 and 2012, respectively. The future expense relating to unvested awards (net of estimated forfeitures) is $4,039 at December 31, 2013 which will be recognized over a weighted average period of 1.7 years.

NOTE 9:  COMMON STOCK

The Company recognized total expense of $0 and $8,913 during 2013 and 2012, respectively, related to restricted stock awards. All such awards are vested and the Company has no future expense related to restricted stock awards.

NOTE 10:  WARRANTS

The following table summarizes warrants outstanding:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual Term	Intrinsic
	Units	Exercise Price	(in years)	value

Outstanding at December 31, 2012	1,722,628	$0.41	1.1	$123,169
Forfeitures	(1,272,628)	0.49
Exercises	-	-
Outstanding at December 31, 2013	450,000	$0.19	2.0	$3,000

Exerciseable at December 31, 2013	450,000	$0.19	2.0	$3,000

The following table sets forth exercise prices of outstanding warrants at December 31, 2013.

Number of
Exercise Price	Shares
$0.18	150,000
$0.20	300,000
450,000

NOTE 11:  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income taxes for years ended December 31, are summarized as follows:

	2013	2012

Current (benefit)	$-	$(6,075)
Deferred provision	-	-
Net income tax provision	$-	$(6,075)

A reconciliation of the differences between the effective and statutory income tax rates for years ended December 31, is as follows:

	2013		2012
	Amount	Percent	Amount	Percent

Federal statutory rates	$21,808	34%	$29,014	34%
State income taxes	4,490	7%	5,973	7%
Permanent differences	(9,723)	(15)%	9,733	11%
Return to provision adjustments	(22,518)	(35)%	(48,777)	(57)%
Changes in valuation allowance	5,943	9%	4,057	5%
Tax Refund	-		(6,075)	(7)%
Effective rate	$(0)	(0)%	$(6,075)	(7)%

At December 31, deferred income tax assets and liabilities were comprised of:

	2013	2012
Deferred tax assets (liabilities) - current:
Stock-based compensation	$50,464	$66,935
Book-tax differences in operating assets	14,854	27,270
Total current deferred tax assets (liabilities)	65,318	94,205
Deferred tax assets (liabilities) - long-term:
Property, plant and equipment	20,392	7,570
Net operating loss carryforwards	480,468	458,460
Total net deferred tax assets	566,178	560,235
Valuation allowance	(566,178)	(560,235)
Net deferred tax assets	$-	$-

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2013 and December 31, 2012 based on estimates of recoverability.  While the Company has optimistic plans for its business and has recently achieved profitability, it determined that such a valuation allowance was necessary given the uncertainty with respect to future operations.

The Company has net operating loss carryforwards totaling approximately $1,187,651 which expire between 2013 and 2017 for state purposes and between 2028 and 2032 for federal purposes, respectively.

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

101
The following financial statements from America’s Suppliers, Inc.’s Annual Report on Form 10-K, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, (iii) Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text**

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

27