Form 10-Q
period 2014-03-31
America's Suppliers, Inc.
filed 2014-05-14
CIK 1002390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,970,339 shares of common stock as of May 12, 2014.

AMERICA’S SUPPLIERS, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA’S SUPPLIERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$255,200	$378,069
Certificates of deposit	51,135	251,133
Accounts receivable	265,861	312,811
Inventory	158,066	45,620
Prepaid expenses and other current assets	231,192	218,576
Total current assets	961,454	1,206,209

Property and equipment, net	372,918	393,276
Deposits and other assets	37,250	37,250
Total assets	$1,371,622	$1,636,735

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,141,111	$1,275,244
Accrued expenses and other current liabilities	178,959	158,161
Accrued taxes	231,174	-
Line of credit	150,000	-
Total current liabilities	1,701,244	1,433,405

Stockholders' equity:
Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,970,339 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	13,970	13,970
Additional paid in capital	6,744,491	6,743,799
Accumulated deficit	(7,088,083)	(6,554,439)
Total stockholders' equity (deficit)	(329,622)	203,330

Total liabilities and stockholders' equity (deficit)	$1,371,622	$1,636,735

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue	$3,106,203	$3,094,349
Advertising revenue	79,688	138,028
Cost of goods sold	(2,100,222)	(2,050,427)
Gross profit	1,085,669	1,181,950
Operating expenses:
Sales and marketing	767,223	779,145
General and administrative	851,808	657,125
Total operating expenses	1,619,031	1,436,270

Operating loss	(533,362)	(254,320)
Other income (expense)	(848)	57

Loss before income taxes	(534,210)	(254,263)
Income tax benefit	566	-

Net loss	$(533,644)	$(254,263)

Net loss per share
Basic and diluted	$(0.04)	$(0.02)
Weighted average common shares outstanding
Basic and diluted	13,970,339	13,970,339

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:

Net loss	$(533,644)	$(254,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,266	35,115
Bad debt expense	2,907	8,708
Stock-based compensation	692	2,032
Changes in operating assets and liabilities:
Accounts receivable	44,043	(102,948)
Inventory	(112,446)	5,791
Prepaid and other current assets	(12,616)	50,582
Accounts payable	(134,133)	(472,325)
Accrued expenses	20,798	37,117
Accrued taxes	231,174	-
Deferred revenue	-	4,159
Net cash used in operating activities	(456,959)	(686,032)

Cash flows from investing activities:
Maturities of certificates of deposit	199,998	-
Purchases of property and equipment	(15,908)	(6,496)
Net cash provided by (used in) investing activities	184,090	(6,496)

Cash flows from financing activity
Proceeds from line of credit	150,000	50,000
Net cash provided by financing activity	150,000	50,000

Change in cash and cash equivalents	(122,869)	(642,528)

Cash and cash equivalents, beginning of period	378,069	777,650

Cash and cash equivalents, end of period	$255,200	$135,122

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Organization and Basis of Presentation

Background

On December 14, 2009, America’s Suppliers, Inc. (“ASI” or the “Company”) was incorporated under the laws of the State of Delaware. ASI is an internet-based provider of general merchandise through its wholly-owned subsidiaries, DollarDays International, Inc. (“DollarDays”) and WowMyUniverse Inc. (“Wow”). DollarDays is a wholesaler of general merchandise to small independent resellers through its website, www.DollarDays.com. Wow is a retailer of general merchandise that focuses its business on sales to retail consumers through its website, www.WowMyUniverse.com. Orders are placed by customers through the websites of DollarDays and Wow, and upon receiving full payment for those orders, the related merchandise is shipped directly to the customer by third-party suppliers.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations and cash flows. The information included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”). The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2013 Annual Report and have been updated, as necessary, in this Quarterly Report. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

All amounts billed to customers for shipping and handling costs are included in revenues in the consolidated statements of operations.  Actual shipping costs incurred are reflected as a component of the cost of goods sold in the accompanying consolidated statements of operations.  Total shipping expense included in cost of goods sold for the three months ended March 31, 2014 and 2013 was $424,705 and $413,909, respectively.

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

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and prior history of uncollected accounts receivable. The allowance for doubtful accounts at March 31, 2014 and December 31, 2013 was, in both instances, $0 as the Company expected to collect substantially all amounts due. Bad debt expense was $2,907 and $8,708 for the three months ended March 31, 2014 and 2013, respectively.

The Company follows the allowance method of recognizing sales returns. The allowance method recognizes sales returns as a percentage of sales based on a prior history of sales returns. The allowance for sales returns at March 31, 2014 and December 31, 2013 was, in both instances, $0. Expenses for sales returns for the three months ended March 31, 2014 and 2013 was $57,319 and $57,415, respectively.

Note 3: Going concern

The Company incurred a net loss of $533,644 for the period ended March 31, 2014 and has an accumulated deficit of $7,088,083, and limited liquid resources as at March 31, 2014. In addition, due to the potential obligations arising from the initial results of a tax audit conducted by the State of Arizona, (see Note 5), the Company may need to identify additional sources of outside funding to fund its on-going operations. As such, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 4: Fair Value of Financial Instruments

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

Note 5: Accrued Taxes

The Arizona Department of Revenue (the “Department”) has advised ASI of the initial results of the Sales and Use Tax Audit it conducted of each of DollarDays and Wow. The Department proposed that each of DollarDays and Wow owed additional Sales and Use Tax for certain periods, and together owed approximately $231,100 for back taxes, penalties, and interest. The Company has accrued a tax liability for additional Sales and Use taxes that may be assessed and ultimately deemed owing by the Department in the aggregate amount of $231,100 for the tax periods from December 1, 2009 through November 30, 2013. The Company does not believe that DollarDays and Wow underpaid or underreported their tax obligations to the extent set forth in the Department’s initial conclusion. While the Company may resolve the tax audit and ultimately may be assessed with a lesser tax obligation than that set forth in the Department’s initial assessment, the Company has accrued for the total possible liability in the three month period ended March 31, 2014.

Note 6: Line of Credit and Related Party Payments

The Company had a line of credit with a major financial institution totaling $225,000, which expired on March 26, 2014. The Company is in discussions with the financial institution to potentially extend the maturity date of the line of credit; however it is not expected that the line of credit will be extended or otherwise renewed. If the line of credit is not extended or otherwise renewed, the Company intends to satisfy all outstanding obligations under the line of credit with its existing cash reserves. As of March 31, 2014 and December 31, 2013 the balance outstanding, was $150,000 and $0, respectively on this line of credit. Interest expense recorded during the three months ended March 31, 2014 and 2013 was $431 and $0, respectively. This line of credit is personally guaranteed (the “Guarantee”) by Christopher Baker, the Chairman of the Board of Directors of the Company. In November 2013, the Company agreed to make quarterly payments to Mr. Baker for the Guarantee. Each quarterly payment will equal 1.5% of the total available amount under the line of credit, or $3,375, and will be made for each quarter in the immediately following quarter (collectively, the “Quarterly Payments”). Notwithstanding the foregoing, the initial payment made to Mr. Baker equaled $10,125 and constituted consideration for Mr. Baker’s providing the Guarantee from March 26, 2013 through December 31, 2013. This initial payment was made to Mr. Baker in the fourth quarter of the 2013 fiscal year.

If the line of credit is extended beyond the maturity date and Mr. Baker agrees to continue providing the Guarantee for any such extended term, the Company intends to continue making the Quarterly Payments to Mr. Baker.

Note 7: Equity Compensation

Stock Options

The Company has historically granted stock options to certain of its suppliers and employees, and in connection with certain financing transactions.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2014:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	1,018,086	$0.22	2.4	$15,350
Grants	-
Forfeitures / Expired	(1,000)
Exercises	-	-
Outstanding at March 31, 2014	1,017,086	$0.19	2.1	$66,154

Vested and exercisable at March 31, 2014	954,786	$0.20	2.1	$59,324

The Company recognized expenses relating to stock option awards of $692 and $2,032 during the three months ended March 31, 2014 and 2013, respectively. The Company’s future expense relating to unvested option awards (net of estimated forfeitures) is $3,347 as of March 31, 2014, and will be recognized over a weighted average period of 1.5 years.

The following table sets forth exercise prices of outstanding options at March 31, 2014.

Exercise	Number of Shares
Price	Outstanding	Exerciseable

$0.12 - $0.20	$1,016,086	$953,786
7.50	$1,000	$1,000

	1,017,086	954,786

A summary of the status of the Company’s nonvested shares as of March 31, 2014, and changes during the three months ended March 31, 2014, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
December 31, 2013	104,600	$0.052
Granted
Vested	(42,300)
March 31, 2014	62,300	$0.082

Warrants

The following table summarizes the Company’s warrant activity for the three months ended March 31, 2014:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding at December 31, 2013	450,000	$0.19	2.0	$3,000
Forfeitures	-	-
Exercises	-	-
Outstanding at March 31, 2014	450,000	$0.19	1.8	$25,500

Exerciseable at March 31, 2014	450,000	$0.19	1.8	$25,500

The following table sets forth exercise prices of outstanding warrants at March 31, 2014:

Exercise Price	Number of Shares
$0.18	150,000
$0.20	300,000
450,000

Note 8: Net Loss Per Share

Basic net loss per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted loss per share excludes the potential dilution from the exercise or conversion of securities into common stock as such amounts are antidilutive. Accordingly, basic net loss per common share is equal to diluted net loss per common share for the three months ended March 31, 2014 and 2013, respectively.

The following potentially dilutive securities were excluded from the computation of diluted net loss per shares for the three months ended March 31, 2014 and 2013, as the effects were antidilutive:

	2014	2013

Stock options	1,017,086	998,086
Warrants	450,000	1,722,628

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 24, 2014 and include, but are not limited to, the following items:

•	the risk factors included in this report, including the Arizona Department of Revenue tax audit and the potential that the Company may determine to de-register its common stock under the Securities Exchange Act of 1934, as amended;
•	adverse changes in the cost of, or demand for our goods and services;
•	availability of capital and credit at commercially reasonable terms and conditions and our ability to meet cash needs;
•	any inability to achieve, or continue to sustain, our expected levels of operating performance; and
•	increases in competition.

If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected.

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

During 2010, we established a majority-owned subsidiary to develop a retail online business to sell directly to consumers. Later in 2010 Wow became a wholly owned subsidiary. We experienced limited sales through test marketing in 2010 and early 2011 and Wow engaged in limited operations until 2011 when it then began full operations. To date Wow has generated limited revenues and we are continuing to evaluate our options as we consider efforts to potentially expand its business.

Results of Operations

Revenue

Revenue	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended	$3,106,203	$3,094,349	$11,854	0.4%

Revenues for the three months ended March 31, 2014, were comparable with revenues for the three months ended March 31, 2013.

Advertising Revenue

Advertising Revenue	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended	$79,688	$138,028	$(58,340)	(42.3)%

Advertising revenues decreased during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due primarily to a decrease in advertisers who do not target DollarDays’ core customer base.

Cost of Goods Sold

Cost of Goods Sold	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended	$2,100,222	$2,050,427	$49,795	2.4%

Cost of goods sold increased during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, due primarily to increased revenues derived from heavy discounting early in 2014. Gross margin as a percentage of revenue, excluding advertising revenue, was 32.4% and 33.7% for the three months ended March 31, 2014 and March 31, 2013, respectively.

Factors that may influence the cost of goods sold include our general sales volume, negotiated terms with suppliers and general economic conditions.

Sales and Marketing

Sales and Marketing	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended	$767,223	$779,145	$(11,922)	(1.5)%

Sales and marketing expense includes fees for attracting users to our sites, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users. Sales and marketing expenses for the three months ended March 31, 2014 were comparable to the three months ended March 31, 2013.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

General and Administrative	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended	$851,808	$657,125	$194,683	29.6%

General and administrative expenses include management fees, salaries and other compensation expenses, rent, utilities, general office expenses, insurance and other costs necessary to conduct business operations.

General and administrative expenses increased in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to an increase of approximately $225,000 in accrued other taxes attributable to the State of Arizona tax assessment, partially offset by a decrease in (i) insurance costs of approximately $14,000, (ii) professional services of approximately $6,500, (iii) bad debt expense of approximately $5,800 and (v) other expenses of approximately $4,000,

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Other Income (Expense)

Other Income (Expense)	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended	$(848)	$57	$(905)	(1587.7)%

Other expense for the three months ended March 31, 2014 consisted of interest expense on the line of credit of $431, and a commitment fee charged on the line of credit of $417. Other income for the three months ended March 2013 consisted of interest income on cash balances and short-term investments.

Net Loss

Net loss	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended	$(533,644)	$(254,263)	$(279,381)	109.9%

Net loss for the three months ended March 31, 2014 increased as compared to the net loss incurred for the three months ended March 31, 2013. This increase in net loss is primarily due to a decrease in net revenue and an increase in cost of goods sold, and general and administrative costs, partially offset by a decrease in sales and marketing costs, each of which is described above.

Liquidity and Capital Resources

Our operating cash outflows were $456,959 for the three months ended March 31, 2014, as compared to outflows of $686,032 for the three months ended March 31, 2013, constituting a decrease in cash used by operations of $229,073. The change in net operating cash outflows is attributable to an increase in net loss of $279,381, an increase in inventory of $118,237, a decrease in prepaid and other assets of $63,198, partially offset by a decrease in accounts receivable of $146,991, an increase in accounts payable and accrued expense of $321,873, an increase in accrued taxes of $231,174, and other minor changes in non-cash charges and operating assets and liabilities.

Investing cash inflows for the three months ended March 31, 2014 consisted of $199,998 of cash received from the maturities of certificates of deposit, offset by $15,908 of purchases of equipment to support our business operations. Investing cash outflows for the three months ended March 31, 2013 consisted of $6,496 of purchases of equipment.

Financing inflows for the three months ended March 31, 2014 and March 31, 2013 consisted of the proceeds from draws upon a line of credit in the amount of $150,000 and $50,000, respectively.

The Company has negative working capital of $739,790 as of March 31, 2014 as compared to $227,196 as of December 31, 2013. In April 2014, the Company was advised by the Arizona Department of Revenue (the “Department) that the Department had conducted a Sales and Use Tax Audit with respect to each of DollarDays and Wow, and its initial conclusion was that DollarDays and Wow had additional tax obligations, which together with interest and penalties, totaled approximately $231,100. If the Company is unable to demonstrate to the Department that DollarDays and Wow did not significantly underpay or under-report their respective tax obligations and either company is required to pay significant additional tax obligations, such payment obligations will likely significantly strain the Company’s financial resources and could result in the Company having to significantly decrease its business operations. Although we hope to continue to grow revenues from our existing business and improve our operation margins, we cannot guarantee that we will generate sufficient operating cash flows to fund our planned activities and current and potential obligations. We cannot be sure that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our operating efforts than we would otherwise choose. If we raise additional funds by incurring new debt obligations, the terms of the debt will likely require significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at March 31, 2014.

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

Based on their review and evaluation as of the end of the period covered by this Quarterly Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective as of the end of the period covered by this report.

Changes In Internal Controls Over Financial Reporting

There have not been any changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, there have been no material updates to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company may suspend its reporting obligations under Section 12(g) of the Securities Exchange Act of 1934. The Company’s common stock is currently registered under Section 12(g) of the Exchange Act and its common stock is publicly quoted and traded through the OTC Markets (OTCQB). With respect to certain tiers of the OTC Markets, for a class of securities to be quoted, that class of securities must be registered under the Exchange Act and the issuer must be current in its reporting obligations with the Securities and Exchange Commission (the “SEC”). The Company expects to form a special committee of the Board of Directors to evaluate, among other things, whether it is in the Company’s and its stockholders’ best interests to deregister the Company’s common stock under Section 12(g) of the Exchange Act and thereby suspend the Company’s public reporting obligations. If the Company suspends its public reporting obligations it will likely result in the Company’s common stock no longer being eligible for quotation on certain tiers of the OTC Markets, and ultimately result in even less market liquidity for the Company’s common stock. If the Company suspends its reporting obligations under the Exchange Act, the Company will cease filing reports with the SEC, which will likely result in significantly less information about the Company being publicly available.

Each of the Company’s operating subsidiaries are the subject of an on-going tax audit being conducted by the Arizona Department of Revenue. On April 7, 2014, the Arizona Department of Revenue (the “Department”) advised the Company of the initial results of the Sales and Use Tax Audit it conducted of the Company’s two operating subsidiaries, DollarDays and Wow. The Department proposed that each of DollarDays and Wow owed additional Sales and Use Taxes for certain periods. The Department advised the Company that it believes DollarDays has an additional tax obligation of approximately $185,700, and together with penalty and interest, a total of approximately $199,500 is due and owing to the State of Arizona (the “State”). The Department further advised the Company that it believes Wow has an additional tax obligation of approximately $26,200, and together with penalty and interest, a total of approximately $31,600 is due and owing to the State. The Company does not believe that either DollarDays or Wow underpaid or underreported its respective tax obligations to the Department to the extent set forth in the Department’s initial assessment and intends to contest the amounts the Department’s initial determination. If the Company is unable to successfully contest the amounts of taxes allegedly owed to the State, or is otherwise deemed to have significant additional tax obligations, such additional payment obligations will likely have a significant negative effect on the Company’s liquidity, and the Company may have to devote a significant amount of its liquid assets to the payment of such obligations or otherwise have to significantly decrease certain of its planned operations to pay such obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 8, 2014, the Board of Directors (the “Board”) of America’s Suppliers, Inc. (the “Company”) formed a special committee of the Board (the “Committee”) to evaluate strategies for and provide a recommendation to the Board regarding decreasing the Company’s overhead costs, including, without limitation, terminating the registration of the Company’s common stock, par value of $0.001, under Section 12(g) of the Securities Exchange Act of 1934 as amended (the “De-Registration). Eric Best and Byron Bergren, both of whom the Board deems disinterested with respect to the De-Registration were appointed to the Committee. The Committee expects to reports its recommendations to the Board on or before June 3, 2014.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger By and Among Insignia Solutions plc, Jeode Inc. and DollarDays International, Inc., dated June 23, 2008, incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K on March 18, 2009

2.2	Scheme of Arrangement, whereas America’s Suppliers, Inc., a Delaware corporation, became the holding company of Insignia Solutions plc, a public limited company incorporated in England and Wales, incorporated by reference to the Registrant’s Definitive Proxy Statement filed on December 10, 2009

3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.1 filed with the Registrant’s Definitive Proxy Statement on December 10, 2009

3.2	Registrant’s By-Laws, incorporated by reference to Exhibit 3.2 filed with the Registrant’s Definitive Proxy Statement on December 10, 2009

10.1	Registrant’s 2009 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form S-8 Registration Statement (No. 333-176223) on August 11, 2011

10.2	Registrant’s Form of Stock Award Agreement, incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form S-8 Registration Statement (No. 333-176223) on August 11, 2011

10.3	Employment Agreement, dated as of November 11, 2010, by and between the Registrant and Marc Joseph, incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on November 17, 2010

10.4	Employment Agreement, dated as of November 30, 2010, by and between the Registrant and Michael Moore, incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on November 30, 2010

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from America’s Suppliers, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text

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

AMERICA’S SUPPLIERS, INC.

Date: May 14, 2014	By:	/s/ Marc Joseph
Marc Joseph
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Jeffrey Dorsey
Jeffrey Dorsey
Vice President of Finance and Operations
(Principal Financial and Accounting Officer)

