Form 10-Q
period 2014-06-30
America's Suppliers, Inc.
filed 2014-08-11
CIK 1002390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,970,339 shares of common stock as of August 11, 2014.

AMERICA’S SUPPLIERS, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA’S SUPPLIERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$449,121	$378,069
Certificates of deposit	-	251,133
Accounts receivable	172,587	312,811
Inventory	166,748	45,620
Prepaid expenses and other current assets	241,015	218,576
Total current assets	1,029,471	1,206,209

Property and equipment, net	339,412	393,276
Deposits and other assets	37,250	37,250
Total assets	$1,406,133	$1,636,735

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,378,719	$1,275,244
Accrued expenses and other current liabilities	271,029	158,161
Accrued taxes	231,174	-
Total current liabilities	1,880,922	1,433,405

Stockholders' equity (deficit):
Preferred stock $0.001 par value, 1,000,000 shares authorized, no shares outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,970,339 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	13,970	13,970
Additional paid in capital	6,749,592	6,743,799
Accumulated deficit	(7,238,351)	(6,554,439)
Total stockholders' equity (deficit)	(474,789)	203,330

Total liabilities and stockholders' equity (deficit)	$1,406,133	$1,636,735

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$4,004,864	$3,890,574	$7,111,067	$6,984,923
Advertising revenue	77,367	119,134	157,055	257,162
Cost of goods sold	(2,680,548)	(2,554,676)	(4,780,770)	(4,605,103)
Gross profit	1,401,683	1,455,032	2,487,352	2,636,982
Operating expenses:
Sales and marketing	902,475	906,195	1,669,698	1,685,340
General and administrative	648,467	608,743	1,500,275	1,265,868
Total operating expenses	1,550,942	1,514,938	3,169,973	2,951,208

Operating loss	(149,259)	(59,906)	(682,621)	(314,226)
Other income (expense)	(1,009)	1,676	(1,857)	1,733

Loss before income taxes	(150,268)	(58,230)	(684,478)	(312,493)
Income tax benefit	-	-	566	-

Net loss	$(150,268)	$(58,230)	$(683,912)	$(312,493)

Net loss per share
Basic and diluted	$(0.01)	$(0.00)	$(0.05)	$(0.02)
Weighted average common shares outstanding
Basic and diluted	13,970,339	13,970,339	13,970,339	13,970,339

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICA’S SUPPLIERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:

Net loss	$(683,912)	$(312,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,557	70,979
Bad debt expense (recovery)	(3,291)	8,170
Stock-based compensation	5,793	4,064
Changes in operating assets and liabilities:
Accounts receivable	143,515	(208,973)
Inventory	(121,128)	21,271
Prepaid and other current assets	(22,439)	71,334
Accounts payable	103,475	(431,608)
Accrued expenses	112,868	75,715
Accrued taxes	231,174	-
Net cash used in operating activities	(161,388)	(701,541)

Cash flows from investing activities:
Maturities of certificates of deposit	251,133	-
Purchases of property and equipment	(18,693)	(7,449)
Net cash provided by (used in) investing activities	232,440	(7,449)

Cash flows from financing activity
Proceeds from line of credit	150,000	50,000
Repayment on line of credit	(150,000)	(50,000)
Net cash provided by financing activity	-	-

Change in cash and cash equivalents	71,052	(708,990)

Cash and cash equivalents, beginning of period	378,069	777,650

Cash and cash equivalents, end of period	$449,121	$68,660

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations and cash flows. The information included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”). The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2013 Annual Report and have been updated, as necessary, in this Quarterly Report. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

All amounts billed to customers for shipping and handling costs are included in revenues in the consolidated statements of operations.  Actual shipping costs incurred are reflected as a component of the cost of goods sold in the accompanying consolidated statements of operations.  Total shipping expense included in cost of goods sold for the three and six months ended June 30, 2014 was $480,467 and $905,172, respectively, and for the three and six months ended June 30, 2013 was $463,092 and $877,001, respectively

The Company has evaluated the provisions of GAAP Accounting Standards Codification Topic 605-45 regarding reporting revenue gross as a principal or net as an agent, noting that the task force determined that it is a matter of judgment and a preponderance of the evidence as to whether a company satisfies the gross versus net indicators.  As a result of its analysis, the Company has determined that it qualifies for gross revenue recognition.

Advertising revenue is recognized as the service is provided on our websites.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s revenues. Trade receivables are carried at their estimated collectible amounts and generally consist of amounts due from credit card transactions.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of individual accounts outstanding, and prior history of uncollected accounts receivable. The allowance for doubtful accounts at June 30, 2014 and December 31, 2013 was, in both instances, $0 as the Company expected to collect substantially all amounts due. Bad debt recovery (expense) was $6,198 and $3,291 for the three and six months ended June 30, 2014, respectively and was $538 and ($8,170) for the three and six months ended June 30, 2013, respectively.

The Company follows the allowance method of recognizing sales returns. The allowance method recognizes sales returns as a percentage of sales based on a prior history of sales returns. The allowance for sales returns at June 30, 2014 and December 31, 2013 was, in both instances, $0. Expenses for sales returns for the three and six months ended June 30, 2014 was $82,825 and $140,145, respectively, and for the three and six months ended June 30, 2013 was $73,295 and $130,710, respectively.

Note 3: Going concern

The Company incurred a net loss of $683,912 for the six months ended June 30, 2014 and has an accumulated deficit of $7,238,351, and limited liquid resources as at June 30, 2014. In addition, due to the potential obligations arising from the initial results of a tax audit conducted by the State of Arizona, (see Note 5), the Company may need to identify additional sources of outside funding to fund its on-going operations. As such, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Note 5: Accrued Taxes

The Arizona Department of Revenue (the “Department”) has advised ASI of the initial results of the Sales and Use Tax Audit it conducted of each of DollarDays and Wow. The Department proposed that each of DollarDays and Wow owed additional Sales and Use Tax for the certain periods, and together owed $231,174 for back taxes, penalties, and interest. The Company has accrued a tax liability for additional Sales and Use taxes that may be assessed and ultimately deemed owing by the Department in the aggregate amount of $231,174 for the tax periods from December 1, 2009 through November 30, 2013. The Company does not believe that either DollarDays or Wow underpaid or underreported its tax obligations to the extent set forth in the Department’s initial conclusion. While the Company may resolve the tax audit and ultimately may be assessed with a lesser tax obligation than that set forth in the Department’s initial assessment, the Company has accrued for the total possible liability in the six month period ended June 30, 2014.

Note 6: Line of Credit and Related Party Payments

The Company had a line of credit with a major financial institution totaling $225,000, which expired on March 26, 2014. The Company paid off all outstanding balances during the period ended June 30, 2014 and did not renew the line of credit. As of June 30, 2014 and December 31, 2013 the balance outstanding was $0 on this line of credit. Interest expense recorded during the three and six months ended June 30, 2014 was $1,014 and $1,876 respectively, and during the three and six months ended June 30, 2013 was $0.

This line of credit was personally guaranteed by Christopher Baker, the Chairman of the Board of Directors of the Company. In November 2013, the Company agreed to make quarterly payments to Mr. Baker in consideration for being the guarantor. However, since the line of credit was closed and paid in full during the six months ended June 30, 2014, the Company and Mr. Baker have agreed that no additional quarterly payments will be paid to Mr. Baker.

Note 7: Equity Compensation

Stock Options

The Company has historically granted stock options to certain of its suppliers and employees, and in connection with certain financing transactions.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2014:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	1,018,086	$0.22	2.4	$15,350
Grants	75,000	0.16
Forfeitures/Expirations	(116,152)	0.40
Outstanding at June 30, 2014	976,934	$0.19	2.1	$-

Vested and exercisable at June 30, 2014	887,934	$0.20	1.9	$-

During the six months ended June 30, 2014, there were 75,000 stock options granted at a weighted average exercise price of $0.16 per share, of which 50,000 and 25,000 options were exercisable until April 14, 2019 and June 3, 2019, respectively.  The fair value of the options granted during the period is $11,111. The options granted were 40% vested upon grant and shall vest in 27%, 23%, and 10% increments on a yearly basis over the next three years. In order to calculate the fair value of stock options at the date of grant, we use the Black-Scholes option pricing model. The volatility used was based on our historical volatility which ranged from 216% to 232%.  The expected term ranged from 2.85 to 2.9 years and was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant and ranged from 0.85% to 0.86%.

The Company recognized expenses relating to stock option awards of $5,101 and $5,793 during the three and six months ended June 30, 2014, respectively and $2,032 and $4,064 during the three and six months ended June 30, 2013, respectively. The Company’s future expense relating to unvested option awards (net of estimated forfeitures) is $8,797 as of June 30, 2014, and will be recognized over a weighted average period of 2.3 years.

The following table sets forth exercise prices of outstanding options at June 30, 2014.

Exercise	Number of Shares
Price	Outstanding	Exerciseable

$0.12 - $0.20	$975,934	$886,934
7.50	$1,000	$1,000

	976,934	887,934

Note 8: Net Loss Per Share

Basic net loss per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted loss per share reflects potential dilution from the exercise or conversion of securities into common stock. The dilutive effect of the Company’s share-based awards is computed using the treasury stock method, which assumes that all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares from potentially dilutive securities are not included in computing diluted net loss per share as all such shares are anti-dilutive, either due to the effects of the treasury stock method or the net loss incurred during each applicable period. Accordingly, basic net loss per common share is equal to diluted net loss per common share for the three and six months ended June 30, 2014 and 2013.

The following represents a reconciliation of the numerators and denominators of the basic and diluted net loss per share computation for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(150,268)	$(58,230)	$(683,912)	$(312,493)

Basic and diluted weighted average common shares outstanding	13,970,339	13,970,339	13,970,339	13,970,339

Net loss per share:
Basic and diluted	$(0.01)	$-	$(0.05)	$(0.02)

The following potentially dilutive securities were excluded from the computation of diluted net loss per shares for the three and six months ended June 30, 2014 and 2013, as the effects were antidilutive:

	2014	2013

Stock options	976,934	993,086
Warrants	450,000	450,000

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2014, together with the risk factors included in subsequent reports filed with the SEC by the Company and in this Quarterly Report, which include, but are not limited to, the following items:

—	the potential adverse outcome of the Arizona Department of Revenue tax audit;
•	the expectation that the Company may will de-register its common stock under the Securities Exchange Act of 1934, as amended;
•	adverse changes in the cost of, or demand for our goods and services;
•	availability of capital and credit at commercially reasonable terms and conditions and our ability to meet cash needs;
•	any inability to achieve, or continue to sustain, our expected levels of operating performance; and
•	increases in competition.

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

During 2010, we established a majority-owned subsidiary to develop a retail online business to sell directly to consumers. Later in 2010 Wow became a wholly owned subsidiary. We experienced limited sales through test marketing in 2010 and early 2011 and Wow engaged in limited operations until 2011 when it then began full operations. To date Wow has generated limited revenues and we are continuing to evaluate our options as we consider efforts to potentially expand, or otherwise modify, its business.

Results of Operations

Revenue

Revenue	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	4,004,864	3,890,574	$114,290	2.9%
Six Months Ended June 30,	7,111,067	6,984,923	$126,144	1.8%

Revenues for the three and six months ended June 30, 2014, were comparable with revenues for the three and six months ended June 30, 2013.

Advertising Revenue

Advertising Revenue	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$77,367	$119,134	$(41,767)	(35.1)%
Six Months Ended June 30,	$157,055	$257,162	$(100,107)	(38.9)%

Advertising revenues decreased during the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 due primarily to a decrease in website traffic.

Cost of Goods Sold

Cost of Goods Sold	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$2,680,548	$2,554,676	$125,872	4.9%
Six Months Ended June 30,	$4,780,770	$4,605,103	$175,667	3.8%

Cost of goods sold increased during the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013, due primarily to increased revenues being derived from discounted product sales. Gross margin as a percentage of revenue, excluding advertising revenue, was 33.1% and 32.8% for the three and six months ended June 30, 2014, respectively, as compared to 34.3% and 34.1% for the three and six months ended June 30, 2013, respectively.

Factors that may influence the cost of goods sold include our general sales volume, negotiated terms with suppliers and general economic conditions.

Sales and Marketing

Sales and Marketing	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$902,475	$906,195	$(3,720)	(0.4)%
Six Months Ended June 30,	$1,669,698	$1,685,340	$(15,642)	(0.9)%

Sales and marketing expense includes fees for attracting users to our sites, including search engine optimization, telemarketing and other marketing efforts as well as promotional activities to increase sales by end users. Sales and marketing expenses for the three and six months ended June 30, 2014 were comparable to the three and six months ended June 30, 2013.

Factors influencing sales and marketing expenses include strategic decisions with respect to the cost-effectiveness of each of our marketing activities.

General and Administrative

General and Administrative	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$648,467	$608,743	$39,724	6.5%
Six Months Ended June 30,	$1,500,275	$1,265,868	$234,407	18.5%

General and administrative expenses include management fees, salaries and other compensation expenses, rent, utilities, general office expenses, insurance and other costs necessary to conduct business operations.

General and administrative expenses increased in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due to an increase in professional fees of approximately $41,700, an increase in payroll-related expenses of approximately $16,400, and an increase in taxes of approximately $8,600, partially offset by a decrease in travel expenses of approximately $11,600, a decrease in telephone expense of approximately $7,900, and a decrease in bad debt expense of approximate $5,700.

General and administrative expenses increased in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to an increase in accrued other taxes of approximately $231,100 attributable to the State of Arizona tax assessment, as described in the liquidity section below, an increase in professional fees of approximately $60,800, and an increase in other taxes of approximately $5,000, partially offset by a decrease in payroll-related expenses of approximately $17,400, a decrease in insurance expense of approximately $13,000, a decrease in telephone expense of approximately $11,200, a decrease in bad debt expenses of approximately $11,500, and a decrease in travel expenses of approximately $9,400.

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives and directors with stock-based or other compensation, the rate of growth of our business and the extent to which we outsource or bring certain activities in-house.

Other Income (Expense)

Other Income (Expense)	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$(1,009)	$1,676	$(2,685)	(160.2)%
Six Months Ended June 30,	$(1,857)	$1,733	$(3,590)	(207.2)%

Other expense for the three and six months ended June 30, 2014 consisted of interest expense on the line of credit of $1,014 and $1,876, respectively. Other income for the three and six months ended June 30, 2013 consisted of interest income on cash balances and short-term investments.

Net Loss

Net income (loss)	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$(150,268)	$(58,230)	$(92,038)	158.1%
Six Months Ended June 30,	$(683,912)	$(312,493)	$(371,419)	118.9%

Net loss for the three months ended March 31, 2014 increased as compared to the net loss incurred for the three months ended March 31, 2013. This increase in net loss is primarily due to an increase in cost of goods sold and general and administrative expenses, partially offset by increases in net revenue and a decrease in sales and marketing expenses, each of which is described above.

Net loss for the six months ended June 30, 2014 increased as compared to the net loss incurred for the six months ended June 30, 2013 primarily due to an increase in general and administrative expenses and cost of goods sold, each of which is described above.

Liquidity and Capital Resources

Our operating cash outflows were $161,388 for the six months ended June 30, 2014, as compared to outflows of $701,541 for the six months ended June 30, 2013, constituting a decrease in cash used by operations of $540,153. The change in net operating cash outflows is attributable to an increase in accounts payable of $535,083, a decrease in accounts receivable of $352,488, an increase in accrued taxes of $231,174, and an increase in accrued expenses of $37,153, partially offset by an increase in net loss of $371,419, an increase in inventory of $142,399, and an increase in prepaid assets of $93,773 and other minor changes in non-cash charges and operating assets and liabilities.

Investing cash inflows for the six months ended June 30, 2014 consisted of $251,133 of cash received from the maturities of certificates of deposit, offset by $18,693 of purchases of equipment to support our business operations. Investing cash outflows for the six months ended June 30, 2013 consisted of $7,449 of purchases of equipment.

Financing activities for the six month periods ended June 30, 2014 and 2013, consisted of proceeds from the line of credit of $150,000 and $50,000, respectively, offset by repayments on the line of credit of $150,000 and $50,000, respectively.

The Company has a working capital deficit of $851,451 as of June 30, 2014 as compared to a working capital deficit of $227,196 as of December 31, 2013. This change was driven primarily by the seasonality of the Company’s business and the accrual of additional tax obligations resulting from the preliminary results of an audit of by the Arizona Department of Revenue (the "Department").

In April 2014, the Company was advised by the Department that the Department had conducted a Sales and Use Tax Audit with respect to each of DollarDays and Wow, and its initial conclusion was that DollarDays and Wow had additional tax obligations, which together with interest and penalties, totaled $231,100. If the Company is unable to demonstrate to the Department that DollarDays and Wow did not significantly underpay or under-report their respective tax obligations and either company is required to pay significant additional tax obligations, such payment obligations will likely significantly strain the Company’s financial resources and could result in the Company having to significantly decrease its business operations. The Company is in ongoing discussions with the State of Arizona regarding this potential liability, but is uncertain when this matter will be concluded or if it will be concluded in a manner more favorable to the Company.

Until March 26, 2014, the Company had a $225,000 line of credit that it could draw upon, when and if needed, to pay corporate obligations. That line of credit expired on March 26, 2014, and as of the date of this Quarterly Report the Company has not secured a new line of credit or comparable source of potential liquidity. As a result, the Company has less liquidity as of June 30, 2014 and fewer potential financial resources to draw upon than it had as of December 31, 2013.

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

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements at June 30, 2014.

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

Changes In Internal Controls Over Financial Reporting

There have not been any changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, there have been no material updates to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and in subsequent Quarterly Reports on Form 10-Q filed by the Company.

In the third quarter of 2014, the Company expects to suspend its reporting obligations under Section 12(g) of the Securities Exchange Act of 1934. The Company’s common stock is currently registered under Section 12(g) of the Exchange Act and its common stock is publicly quoted and traded through the OTC Markets (OTCQB). With respect to certain tiers of the OTC Markets, for a class of securities to be quoted, that class of securities must be registered under the Exchange Act and the issuer must be current in its reporting obligations with the Securities and Exchange Commission (the “SEC”). Both a special committee of the Board and the Board as a whole has determined that as a measure to decrease the Company’s overhead expenses, it is in the Company’s and its stockholders’ best interests to deregister the Company’s common stock under Section 12(g) of the Exchange Act and thereby suspend the Company’s public reporting obligations (the “De-Registration”). The Company expects to effect the De-Registration in the third quarter of 2014. If the Company suspends its public reporting obligations it will likely result in the Company’s common stock no longer being eligible for quotation on certain tiers of the OTC Markets, and ultimately result in even less market liquidity for the Company’s common stock. Upon suspending its reporting obligations under the Exchange Act the Company will cease filing reports with the SEC, which will result in significantly less information about the Company being publicly available.

Each of the Company’s operating subsidiaries are the subject of an on-going tax audit being conducted by the Arizona Department of Revenue. On April 7, 2014, the Arizona Department of Revenue (the “Department”) advised the Company of the initial results of the Sales and Use Tax Audit it conducted of the Company’s two operating subsidiaries, DollarDays and Wow. The Department proposed that each of DollarDays and Wow owed additional Sales and Use Taxes for certain periods. The Department advised the Company that it believes DollarDays has an additional tax obligation of approximately $185,700, and together with penalty and interest, a total of approximately $199,500 is due and owing to the State of Arizona (the “State”). The Department further advised the Company that it believes Wow has an additional tax obligation of approximately $26,200, and together with penalty and interest, a total of approximately $31,600 is due and owing to the State. The Company does not believe that either DollarDays or Wow underpaid or underreported its respective tax obligations to the Department to the extent set forth in the Department’s initial assessment and intends to contest the amounts the Department’s initial determination. If the Company is unable to successfully contest the amounts of taxes allegedly owed to the State, or is otherwise deemed to have significant additional tax obligations, such additional payment obligations will have a significant negative effect on the Company’s liquidity, and the Company may have to devote a significant amount of its liquid assets to the payment of such obligations or otherwise have to significantly decrease certain of its planned operations to pay such obligations. Although The Company has had initial discussions with the Department regarding this potential liability, the Company is uncertain when it will be able to resolve this potential tax discrepancy, or if the discrepancy will be resolved in a favorable manner to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 7, 2014, the Board of Directors (the “Board”) of the Company formed a special committee of the Board (the “Committee”) to evaluate strategies for and provide a recommendation to, the Board regarding decreasing the Company’s overhead costs, including, without limitation, terminating the registration of the Company’s common stock, par value of $0.001, under Section 12(g) of the Securities Exchange Act of 1934 as amended (the “De-Registration). After reviewing and considering multiple factors, including the potential benefits of having the Company’s common stock registered under the federal securities laws and quoted on certain tiers of the OTC Markets versus the significant costs imposed on the Company to maintain such registration and the Company’s current and anticipated business plans and operations, on June 3, 2014 the Committee recommended to the Board that as a measure to reduce the Company’s overhead costs the Company effect the De-Registration. On June 3, 2014 the Board determined that the De-Registration is in the best interests of the Company and its stockholders, voted in favor of the Committee’s recommendation and thus approved the De-Registration. The Company expects to effect the De-Registration in the third quarter of 2014.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger By and Among Insignia Solutions plc, Jeode Inc. and DollarDays International, Inc., dated June 23, 2008, incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K on March 18, 2009

2.2	Scheme of Arrangement, whereas America’s Suppliers, Inc., a Delaware corporation, became the holding company of Insignia Solutions plc, a public limited company incorporated in England and Wales, incorporated by reference to the Registrant’s Definitive Proxy Statement filed on December 10, 2009

3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.1 filed with the Registrant’s Definitive Proxy Statement on December 10, 2009

3.2	Registrant’s By-Laws, incorporated by reference to Exhibit 3.2 filed with the Registrant’s Definitive Proxy Statement on December 10, 2009

10.1	Registrant’s 2009 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form S-8 Registration Statement (No. 333-176223) on August 11, 2011

10.2	Registrant’s Form of Stock Award Agreement, incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form S-8 Registration Statement (No. 333-176223) on August 11, 2011

10.3	Employment Agreement, dated as of November 11, 2010, by and between the Registrant and Marc Joseph, incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on November 17, 2010

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from America’s Suppliers, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text

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

AMERICA’S SUPPLIERS, INC.

Date: August 11, 2014	By:	/s/ Marc Joseph
Marc Joseph
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2014	By:	/s/ Jeffrey Dorsey
Jeffrey Dorsey
Chief Financial Officer
(Principal Financial and Accounting Officer)

