Form 10-K/A
period 2013-12-31
America's Suppliers, Inc.
filed 2014-08-15
CIK 1002390

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

Large accelerated filer   ☐       Accelerated filer   ☐       Non-accelerated filer   ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $520,000 as of June 30, 2013, based upon the closing sale price of the registrant’s common equity reported for such date through the OTC markets. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 13, 2014, there were 13,970,339 shares of common stock $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of America’s Suppliers, Inc. (the “Company”, “we”, “our” or “us”) for the year ended December 31, 2013 that was originally filed with the Securities and Exchange Commission (“SEC”) on March 24, 2014 (the “Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we did not file definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

2

PART III

Item 10 —   Directors, Executive Officers and Corporate Governance

Directors

The name, ages and business experience of each person who serves as a director of the Company is set forth below. Each director serves until his or her successor is appointed or elected, or until his or her earlier resignation or removal. There are no family relationships between any of the directors and/or executive officers of the Company.

Christopher Baker — Chairman. Mr. Baker (age 61) served as Chairman of DollarDays International, Inc. (“DollarDays”), a wholly owned subsidiary and the primary operating entity of the Company from October 2001 to March 2007 and was appointed to the Board in June 2008. He was appointed as the Chairman of the Board in 2010 following the passing of Peter Engel, the Company’s former Chairman and Chief Executive Officer. From 2003 through the present date, Mr. Baker has served as managing partner of C.P. Baker & Company. Mr. Baker founded C.P. Baker & Company in 1990 after working as a derivatives sales trader for companies such as Donaldson, Lufkin and Jenrette and Goldman Sachs. At C.P. Baker & Company, Mr. Baker started, built and invested in companies spanning a wide range of industries, including nutrition, wholesale e-commerce, retail, marketing, education, consumer health and entertainment. Mr. Baker is an employee and registered representative of C.P. Baker Securities, Inc., a registered broker-dealer and FINRA member. Mr. Baker received a Bachelor of Arts from Tufts University in 1974 and received his Masters in Business Administration from Harvard Business School in 1978.

Specific Qualifications:

•	Business leadership experience as our Chairman since 2010 and director since 2008.

•	Large stockholder with a significant investment in the Company.

Marc Joseph — Director, Chief Executive Officer. Mr. Joseph (age 61) has been President of DollarDays since its inception in 1999, and was appointed as a Director and Chief Executive Officer of the Company in 2010 following the passing of Mr. Engel. From 1997 to 2002, Mr. Joseph founded and built Rebs Corporation into an 11 store chain of hair salons, which he ultimately sold. Prior to Rebs Corporation, Mr. Joseph held several progressive executive positions in retailing and discount merchandising. He holds a degree in Business Administration from Miami University.

Specific Qualifications:

•	Operational experience as our Chief Executive officer since 2010.

•	Experience as President of Dollar Days International since 1999.

Vincent Pino — Director. Mr. Pino (age 67) was appointed a director of Insignia Solutions plc (a predecessor to DollarDays) in October 1998. Mr. Pino is an advisor to and investor in Acropolis Apparel, a privately-held clothing company. In 2003 he co-founded Center Pointe Sleep Associates, LLC, a privately held developer and operator of independent diagnostic sleep labs, and served as its Chairman until its sale. From February 1998 until his retirement in November 2000, he served as President of Alliance Imaging, a provider of diagnostic imaging and therapeutic services. Mr. Pino began his association with Alliance Imaging in 1988 as Chief Financial Officer. From 1991 through 1993, Mr. Pino held the position of Executive Vice President and Chief Financial Officer of Alliance Imaging. Mr. Pino served in various executive capacities including Assistant Treasurer, Corporate Controller, Vice-President of Strategic Development and Executive Vice-President of the Petroleum Services Division from 1974 to 1986 with Petrolane, Inc., a diversified world-wide provider of LP-gas distribution, petroleum services to the oil and gas industry and consumer products. Mr. Pino received an MBA and a B.S. degree in finance from the University of Southern California in 1972 and 1970, respectively.

Specific Qualifications:

•	Previous history on the Company’s Board of Directors.

•	Knowledge of past and current business strategies.

•	Finance and accounting expertise qualifying him to serve as the chair of our Audit Committee.

Justiniano Gomes — Director. Justiniano Gomes (age 35) is currently controller at Amorim Holding Financeira, a Portuguese investment company. He joined the Amorim Group of companies in October 2008. From January 2003 through September 2008, Mr. Gomes worked at Sociedade Portuguesa de Inovacão, as Chief Financial Manager. In this role, Mr. Gomes provided consultancy, training and research and development regarding budgetary control, consolidation and assessment of representative officials. Since January 2006, Mr. Gomes has been an accounting manager responsible for accounting and budgetary control for Debaixo D’Olho, Serviços Culturais, Lda, a company primarily dedicated to photography and web design services. Since January 2006, Mr. Gomes has been an accounting manager responsible for accounting and budgetary control for Accive Insurance — Maia, an insurance company. Since January 2006, Mr. Gomes has been a partner accounting manager responsible for strategic development and accounting budgetary controls for BlueStains, Concepão e Comercialização de Artigos Temáticos, Lda, a company that develops innovative concepts for cultural products, such as t-shirts. From January 2005 until December 2008, Mr. Gomes worked as an accounting manager responsible for accounting budgetary control for Cores Livres, Obras de Arte e Molduras, Unipessoal, Lda. From January 2004 until December 2005, Mr. Gomes worked as an accounting manager responsible for accounting budgetary control for Rial & Ponte, Lda. Mr. Gomes received a Master of Science, specializing in Finance, in 2009, and a degree in Economics in 2002 from University of Porto.

Specific Qualifications:

•	Representative of a large stockholder with a significant investment in the Company.

•	Significant accounting and financial expertise (qualifying him to serve on our Audit Committee).

Eric Best — Director. Mr. Best (age 43) is a veteran entrepreneur and experienced manager of strategy, people, and process. He is currently Chairman and CEO of Mercent Corporation. In addition, Mr. Best serves as chair of Seattle-based Morse Best Innovation, a technical marketing agency serving clients such as Microsoft, Lexmark, and WRQ, and as director of Bellevue-based ITEX, a technology company that provides a business-to-business payment system for non-cash transactions. Previously, Mr. Best founded MindCorps in 1996, and created a profitable, high-growth software consultancy that served the Internet and Fortune 500 markets before its acquisition by Amazon.com. With Amazon, Mr. Best managed business development for the Amazon.com Commerce Network, working on the deal team for Amazon’s first major brick-and-mortar partnership. Mr. Best founded the software product firm Emercis Corporation in 1998 to provide e-commerce infrastructure tools to enterprise businesses. Emercis was subsequently acquired by Impressa, Inc. in 2000. Serving as director of Ubarter.com, Mr. Best also helped facilitate the sale of the business to Network Commerce in 2000 for $45 million. Mr. Best is a graduate of Seattle Pacific University and a member of the SPU Entrepreneurial Studies Council and Society of Fellows.

Specific Qualifications:

•	Extensive business experience in various executive and board level roles.

•	Extensive business experience with business development and growth.

Byron L. (Bud) Bergren — Director. Mr. Bergren (age 67) is currently Chairman of the Board of Directors of The Bon-Ton Stores, Inc. (NASDAQ: BONT) and served as President, Chief Executive Officer and Director of The Bon-Ton Stores, Inc. from August 2004 until his retirement in February 2012. Previously, he joined The Bon-Ton Stores, Inc. as Vice Chairman in November 2003 and served as President and Chief Executive Officer of The Elder-Beerman Stores Corp. from February 2002 until August 2004. Prior to joining Elder-Beerman, Mr. Bergren served in various positions with Belk Stores, Inc., including as Chairman of a division. Mr. Bergren is a 1971 graduate of St. Cloud State University and holds a Bachelor’s Degree in Business Management.

Specific Qualifications:

•	Experience as President and Chief Executive Officer and in other executive leadership capacities in the department store industry.

•	Expertise in strategic planning, business expansion, merchandising, marketing, financing and corporate governance.

Paul Klapper — Director. Mr. Klapper (age 75) is currently employed at Clydesdale Ventures, LLC. He helped launch Clydesdale Partners I, LLC in 2005. Mr. Klapper has been involved with a significant number of properties in San Francisco, Boston, Houston and other cities. He was responsible for the start-up funding and initial expansion capital of Pasqua Coffees of San Francisco. Most recently, Mr. Klapper and his affiliated companies have been involved as principals and advisors for the purchase of approximately $500 million in institutionally owned properties and companies. In 1997, he led an investment group in Applied Underwriters Inc. and served as an Advisor to the company until it was sold to Berkshire Hathaway in 2007. In 1999, Mr. Klapper formalized his first venture fund, “PFK Acquisition Company I, LLC”, at the suggestion of his investing partners. He organized his second fund in 2000 and his third fund, and the first of the Clydesdale family of funds, in 2005. Mr. Klapper has an extensive entrepreneurial background in travel and real estate development and investments. He serves as a Member of the Advisory Board of Java Detour, Inc. He began focusing exclusively on venture capital and private equity investing in 1994 when he and his investment partners acquired A&W Restaurants where he served as the Chairman and Board Member. Mr. Klapper served as a Director of Yorkshire Global Restaurants.

Specific Qualifications:

•	Extensive business experience in various executive and board level roles.

•	Expertise in capital formation, oversight and entrepreneurial activities

Board Leadership Structure

Our Company is led by Mr. Baker, who has served as Chairman of the Board since 2010. We believe that having Mr. Baker act in this role is most appropriate for the Company at this time because it provides the Board with consistent and efficient leadership. Marc Joseph has served as the Company’s Chief Executive Officer since 2010. Mr. Joseph increases the timeliness and effectiveness of the Board’s deliberations, increases the Board’s visibility into the day-to-day operations of the Company, and ensures the consistent implementation of the Company’s strategies.

Board’s Role in Risk Oversight

The Board as a whole has responsibility for risk oversight. The oversight responsibility of the Board and its audit and compensation committees is enabled by management reporting processes that are designed to provide visibility to the Board about the identification, assessment and management of critical risks. These areas of focus include strategic, operational, financial reporting, succession, compensation, compliance, and other risks. The audit committee is tasked with oversight of financial and reporting and compliance risks and the compensation committee is tasked with oversight of compensation risks, while the Board as a whole oversees all other risks.

Board Committees

The Board has an Audit Committee and a Compensation Committee, each of which is a standing committee of the Board.

Audit Committee.  The Company has established an Audit Committee and is charged with assisting and representing the Board in fulfilling its oversight responsibilities with respect to (i) assessing the integrity of the financial statements of the Company, (ii) our Company’s compliance with legal and regulatory requirements, (iii) assessing the qualifications, independence and performance or our independent public accountants, (iv) accessing our Company’s financial risks, and (v) performing our Company’s internal audit function. The Audit Committee’s current members are Mr. Pino (Chairman) and Mr. Gomes. Each member of the committee satisfies the independence standards specified in Section 803(B) of the NYSE MKT Company Guide and the related rules of the Securities and Exchange Commission (the “SEC”), and each member of the committee has been determined by the Board to be “financially literate” with accounting or related financial management experience. The Board has also determined that Mr. Pino is an “audit committee financial expert” as defined under SEC rules and regulations. The Board has adopted a charter for the Audit Committee, a copy of which is posted on our website at www.americassuppliers.com. The Audit Committee did not meet separately during fiscal 2013.

Compensation Committee.  The purpose of the Compensation Committee is to (i) discharge the Board’s responsibilities relating to compensation of the Company’s directors and executives, (ii) produce an annual report on executive compensation for inclusion in the Company’s proxy statement, as necessary, and (iii) oversee and advise the Board on the adoption of policies that govern the Company’s compensation programs, including stock and benefit plans. Mr. Baker (Chairman), Mr. Pino, Mr. Gomes and Mr. Best currently serve on the Compensation Committee. Mr. Pino, Mr. Gomes and Mr. Best each satisfy the independence standards specified in Section 803(A) of the NYSE MKT Company Guide. The Board has adopted a charter for the Compensation Committee, a copy of which is posted on our website at www.americassuppliers.com. The Compensation Committee did not meet separately during fiscal 2013.

Compensation Committee Processes and Procedures.   In assessing the compensation plans for executive officers and key employees, the Compensation Committee considers total compensation opportunities, both short- and long-term, while at the same time focusing on the Company’s short- and long-term objectives.

Nominations of Directors

The Board does not have a standing nominating committee. When necessary, the Board as a whole performs functions equivalent to that of a nominating committee. In that capacity, the Board has no charter. For this reason the Board, (i) has no policy with regard to the nomination of candidates recommended by security holders; (ii) has developed no specific minimum qualifications that it believes must be met by a Board-recommended nominee for a position on the Board; (iii) has developed no specific qualities or skills that it believes are necessary for a member of the Board to possess; (iv) has no specific process for identifying and evaluating nominees for director and (v) does not have a policy with regard to the consideration of diversity in identifying director nominees.

Executive Officers

During the 2013 fiscal year the executive officers of the Company were as follows:

Name	Age	Office(s) Held
Marc Joseph	61	Director, Chief Executive Officer
Michael Moore Jeffrey Dorsey	61 34	Chief Financial Officer (1) Vice President of Finance and Operations and Chief Financial Officer (2)

(1)	Mr. Moore ceased serving as the Company’s Chief Financial Officer in July 2013.

(2)	Mr. Dorsey was appointed as Vice President of Finance and Operations in July 2013 and was appointed Chief Financial Officer in June 2014.

Marc Joseph — Please refer to Mr. Joseph’s biographical information included under the subheading Directors on page 4.

Michael Moore — Former Chief Financial Officer. Mr. Moore joined DollarDays in March 2007 as Controller and was promoted to Chief Financial Officer in late 2007. From 1999 to 2007, he was employed by the Safeway Corporation, holding several positions in finance and operations, most recently as Controller of Safeway’s Arizona ice cream facility. Prior to joining Safeway, Mr. Moore served as CFO of Vita Bran, a privately held pet food manufacturer. Mr. Moore holds a Bachelor of Science degree in Business with an emphasis in Accounting in 1983 from the University of the Pacific. Mr. Moore served as the Company’s Chief Financial Officer until July 26, 2013.

Jeffrey Dorsey — Chief Financial Officer. Mr. Dorsey joined DollarDays in July of 2013. Mr. Dorsey was initially appointed as the Company’s Vice President of Finance and Operations. In June 2014, Mr. Dorsey was appointed as Chief Financial Officer. From 2006 to 2012 he was employed by Cardinal Health, Inc., most recently as a Finance Director with responsibility for the financial planning and analysis and accounting oversight functions of the division. Prior to joining Cardinal Health, Mr. Dorsey worked for L Brands, a specialty retailer and PricewaterhouseCoopers as an auditor. Mr. Dorsey received his Bachelors of Science in Business Administration with a double major in Accounting and Finance in 2000 from Miami University in Oxford, OH.

Involvement in Certain Legal Proceedings

During the past ten years none of the persons serving as executive officers and/or directors of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers, and persons who own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. The Company is aware that Mr. Baker did not timely file From 4s to reflect a series of transactions occurring from September 2012 through November 2013. Mr. Dorsey did not file a Form 3 upon being appointed as an executive officer and did not file a Form 4 reporting an option granted on July 25, 2013 or June 2, 2014.

Item 11 —   Executive Compensation

Executive Compensation

The following table shows information regarding the compensation earned during the fiscal years ended December 31, 2013 and 2012 by the Company’s named executive officers.

Summary Compensation Table

						Non-Equity
		Salary		Stock	Option	Incentive Plan	All Other
Name	Year	and Fees	Bonus	Awards	Awards (1)	Compensation	Compensation	Total

Marc Joseph, President and CEO	2013	204,622	12,135	-	1,479	-	27,000	$245,236
	2012	202,427	17,516	3,706	-	-	27,000	250,649
Michael Moore, Former CFO	2013	88,812	5,671	-	859		-	95,342
	2012	129,689	14,190	562	-	-	-	144,441
Jeff Dorsey - VP of Finance	2013	47,121	900	-	982	-	-	49,003
	2012	-	-	-	-	-	-	-

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2013 and 2012 in accordance with generally accepted accounting principles. Assumptions used in the calculation of these amounts are included in the footnotes to our audited financial statements for the fiscal years ended December 31, 2013 and 2012, included in the Company’s Annual Report on Form 10-K filed March 21, 2014. Option awards granted by the Company typically have a five year life and vest over a three year period.

(2)	Mr. Joseph’s other compensation reflects an automotive cost allowance as well as his Board of Directors fees.

Narrative Disclosure to Summary Compensation Table

The primary component of executive compensation is salary, with the salaries in the above compensation table representing annual salaries established internally for executive officers. Bonuses are paid based upon measurement against company performance metrics approved by the Board at the beginning of each fiscal year. Executives from time to time are awarded equity incentives in order to further align their interests with the shareholders. The Company has an employment agreement with its Chief Executive Officer and had an employment agreement with Mr. Moore when he served as Chief Financial Officer. Mr. Moore was not paid any severance upon his resignation as the Company’s Chief Financial Officer in July 2013.

Mr. Joseph’s employment agreement was for an initial two year term, provides for a base salary of $180,000, and provides for various bonuses and equity awards to be paid or granted to Mr. Joseph. The agreement provides that if Mr. Joseph is terminated for any reason or no reason (other than for “Cause”, as defined in the agreement), he shall receive all compensation due as of the termination date and severance equal to nine (9) months’ base salary.

Stock options and restricted stock awards granted to our executive officers provide for immediate vesting upon a change in control.

Outstanding Equity Awards at Fiscal Year-End

In accordance with the Company’s 2009 Long Term Incentive Compensation Plan the Company granted certain of its executive officers stock options during the Company’s 2013 fiscal year. No other equity based awards were granted to executive officers during the fiscal year.

The following table sets forth the outstanding equity awards for each named executive officer at December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		OPTION AWARDS					STOCK AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Marc Joseph	9/9/2010	105,934	-	-	$0.20	9/9/2015	-	-	-	-
	2/24/2011	30,000	-	-	$0.20	2/24/2016	-	-	-	-
	1/13/2012	12,000	18,000	-	$0.15	1/13/2017	-	-	-	-
	5/17/2012	30,000	-	-	$0.17	5/17/2017	-	-	-	-

Michael Moore (1)	9/9/2010	-	-	-	$0.20	9/9/2015	-	-	-	-
	1/13/2012	-	-	-	$0.15	1/13/2017	-	-	-	-

Jeffrey Dorsey (2)	7/25/2013	5,000	20,000	-	$0.12	7/25/2018	-	-	-	-

(1)	Mr. Moore forfeited 70,152 options during 2013.
(2)	Mr. Dorsey was granted 25,000 options in June of 2014.

Director Compensation

					Non-Equity
			Stock	Option	Incentive Plan	All Other
Name	Year	Fees (1)	Awards	Awards (2)	Compensation	Compensation		Total
Vincent Pino, Director	2013	$20,000	$-	$-	$-	$-		$20,000
Christopher Baker, Director	2013	20,000	-	-	-	10,125	(3)	30,125
Justiniano Gomes, Director	2013	20,000	-	-	-	-		20,000
Eric Best, Director	2013	20,000	-	-	-	-		20,000
Byron L. (Bud) Bergren, Director	2013	20,000	-	-	-	-		20,000
Paul Klapper, Director	2013	20,000	-	-	-	-		20,000

(1)	Board fees are paid quarterly at a rate of $5,000 per quarter.

(2)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2013 in accordance with generally accepted accounting principles. Assumptions used in the calculation of these amounts are included in the footnotes to our audited financial statements for the fiscal years ended December 31, 2013 and 2012, included in the Company’s Annual Report on Form 10-K filed March 24, 2014.

(3)	This amount reflects the consideration paid for Mr. Baker’s guarantee of the Company’s line of credit for the fiscal year ended December 31, 2013.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of the Company’s common stock as December 31, 2013 by each person who serves as a director and/or an executive officer of the Company on that date, the number of shares beneficially owned by all of the Company’s directors and named executive officers as a group, and any persons that beneficially own more than 5% of its outstanding common stock who does not serve as an executive officer or director of the Company. To the Company’s knowledge, except as indicated by footnotes and subject to applicable community property laws in the United States, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Unless otherwise indicated, the address of the Company’s officers and directors is c/o: America’s Suppliers, Inc., 7575 E. Redfield Road, Suite 201, Scottsdale, AZ 85260.

	Ordinary Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage of Shares
Christopher Baker, Director (1)	6,746,774	48.0%
Marc Joseph, Director, President and Chief Executive Officer (7)	1,043,645	7.3%
Amorim Holdings (10)	822,792	5.9%
DDM-B Holdings	683,492	4.9%
Paul Klapper, Director (6)	552,824	3.9%
Vincent Pino, Director (2)	258,117	1.8%
Michael Moore, Former Chief Financial Officer	164,257	1.2%
Justiniano Gomes, Director (3)	135,000	1.0%
Eric Best, Director (4)	60,000	0.4%
Byron L. (Bud) Bergren, Director (5)	30,000	0.2%
Jeffrey Dorsey, Chief Financial Officer (8)	5,000	0.0%
All directors and officers as a group (11 persons)	8,965,617	60.4%

(1)	includes: 60,000 options currently exercisable or exercisable within 60 days, and 39,000 warrants currently exercisable or exercisable within 60 days.

(2)	includes 62,000 options and 50,000 warrants currently exercisable.

(3)	includes 60,000 options and 50,000 warrants currently exercisable.

(4)	includes 60,000 options currently exercisable.

(5)	includes 30,000 options currently exercisable.

(6)	includes 60,000 options and 50,000 warrants currently exercisable.

(7)	includes 177,934 options and 200,000 warrants currently exercisable.

(8)	includes 5,000 options currently exercisable.
(9))	address: SGPS SA, Ruda da Corticeira M34, Apartado 47, Mozelos, VFR 4536902

Item 13 —   Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Transactions with Related Parties

Generally, the Board of Directors as a whole and/or the audit committee reviews and approves any transactions between the Company and related parties. There were no related party transactions between the Company and any party that are required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

Although the Company’s securities are quoted on the OTC Market and we are therefore not required to have a majority of independent directors, we apply the NYSE MKT standard for independent directors to determine which, if any, of our directors are independent pursuant to such definition. Further, the Board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships).

The Board has determined that Messrs. Pino, Best, Bergren are independent directors as defined under the Section 803(A) of the NYSE MKT Company Guide.

The Board has appointed members to two standing committees — the Audit Committee and the Compensation Committee. The members of the committees are identified in the following table.

Director	Audit	Compensation
Christopher Baker		Chair
Marc Joseph
Vincent Pino	Chair	X
Justiniano Gomes	X	X
Eric Best		X

Item 14 —   Principal Accounting Fees and Services

MaloneBailey, LLP audited our financial statements for the fiscal years ended December 31, 2013 and 2012. The following table shows the fees paid or accrued by us for the audit and other services provided by MaloneBailey, LLP for fiscal years 2013 and 2012:

	2013	2012
Audit fees	$56,465	$55,146
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$56,465	$55,146

During fiscal year 2013 and 2012, the Audit Committee pre-approved all engagements and fees for services the principal registered accountant provided.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2014.

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
Jeffrey Dorsey
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Christopher Baker	Chairman	August 15, 2014
Christopher Baker

/s/ Marc Joseph	Director	August 15, 2014
Marc Joseph

/s/ Vincent Pino	Director	August 15, 2014
Vincent Pino

/s/ Justiniano Gomes	Director	August 15, 2014
Justiniano Gomes

/s/ Eric Best	Director	August 15, 2014
Eric Best

/s/ Paul Klapper	Director	August 15, 2014
Paul Klapper

/s/ Byron Bergren	Director	August 15, 2014
Byron Bergren

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger By and Among Insignia Solutions plc, Jeode Inc. and DollarDays International, Inc., dated June 23, 2008, incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K on March 18, 2009

2.2	Scheme of Arrangement, whereas America’s Suppliers, Inc., a Delaware corporation became the holding company of Insignia Solutions plc, a public limited company incorporated in England and Wales, incorporated by reference to the Registrant’s Definitive Proxy Statement filed on December 10, 2009

3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.1 filed with the Registrant’s Definitive Proxy Statement on December 10, 2009

3.2	Registrant’s By-Laws, incorporated by reference to Exhibit 3.2 filed with the Registrant’s Definitive Proxy Statement on December 10, 2009

10.1*	Registrant ’ s 2009 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 4.1 filed with the Registrant’s Form S-8 Registration Statement (No. 333-176223) on August 11, 2011

10.2*	Registrant’s Form of Stock Award Agreement, incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form S-8 Registration Statement (No. 333-176223) on August 11, 2011

10.3*	Employment Agreement, dated as of November 11, 2010, by and between the Registrant and Marc Joseph, incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on November 17, 2010

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on July 7, 2006

21**	List of Subsidiaries of the Registrant**

23**	Consent of Independent Registered Public Accounting Firm

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***

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

†	Filed or furnished herewith.

*	Compensatory plan or arrangement.

**	Filed with the Original Filing

***	In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

